Form 10-Q
period 2012-06-30
REALNETWORKS INC
filed 2012-08-09
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the registrant’s Common Stock outstanding as of July 25, 2012 was 34,928,678.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$199,540	$106,333
Short-term investments	83,406	78,739
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	38,512	41,165
Deferred costs, current portion	1,701	1,424
Prepaid expenses and other current assets	17,933	21,902

Total current assets	341,092	249,563

Equipment, software, and leasehold improvements, at cost:
Equipment and software	106,391	104,352
Leasehold improvements	26,130	25,947

Total equipment, software, and leasehold improvements, at cost	132,521	130,299
Less accumulated depreciation and amortization	94,975	92,825

Net equipment, software, and leasehold improvements	37,546	37,474
Restricted cash equivalents and investments	10,174	10,168
Equity method investments	5,316	7,798
Available for sale securities	32,296	37,204
Other assets	3,088	2,954
Deferred costs, non-current portion	276	843
Deferred tax assets, net, non-current portion	4,535	18,419
Other intangible assets, net	5,050	7,169
Goodwill	6,188	6,198

Total assets	$445,561	$377,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,443	$17,151
Accrued and other liabilities	63,053	59,194
Deferred revenue, current portion	10,187	11,835
Accrued loss on excess office facilities, current portion	593	596

Total current liabilities	96,276	88,776
Deferred revenue, non-current portion	185	195
Accrued loss on excess office facilities, non-current portion	1,536	2,151
Deferred rent	2,692	2,944
Deferred tax liabilities, net, non-current portion	1,132	1,443
Other long-term liabilities	9,871	10,994

Total liabilities	111,692	106,503

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	0	0
Undesignated series: authorized 59,800 shares	0	0
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 34,904 shares in 2012 and 34,422 shares in 2011	35	34
Additional paid-in capital	579,917	575,515
Accumulated other comprehensive loss	(30,687)	(24,884)
Retained deficit	(215,396)	(279,378)

Total shareholders’ equity	333,869	271,287

Total liabilities and shareholders’ equity	$445,561	$377,790

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue (A)	$65,526	$83,752	$132,490	$171,053
Cost of revenue (B)	25,962	30,666	53,389	62,732

Gross profit	39,564	53,086	79,101	108,321

Sale of patents and other technology assets, net of costs (See Note 1)	117,933	0	116,353	0

Operating expenses:
Research and development	16,028	17,809	33,846	37,704
Sales and marketing	22,694	28,853	46,490	57,333
General and administrative	13,068	10,874	26,344	16,496
Restructuring and other charges	1,539	508	3,148	7,412
Loss (gain) on excess office facilities	0	(174)	0	(174)

Total operating expenses	53,329	57,870	109,828	118,771

Operating income (loss)	104,168	(4,784)	85,626	(10,450)

Other income (expenses):
Interest income, net	225	311	869	690
Gain (loss) on sale of equity and other investments, net	3,078	0	3,078	0
Equity in net loss of Rhapsody investment	(2,114)	(1,018)	(2,482)	(4,299)
Other income (expense), net	(49)	(311)	1,426	(433)

Total other income (expenses), net	1,140	(1,018)	2,891	(4,042)

Income (loss) before income taxes	105,308	(5,802)	88,517	(14,492)
Income tax benefit (expense)	(24,311)	(1,047)	(24,535)	(4,662)

Net income (loss)	$80,997	$(6,849)	$63,982	$(19,154)

Basic net income (loss) per share	$2.33	$(0.20)	$1.85	$(0.56)
Diluted net income (loss) per share	$2.32	$(0.20)	$1.83	$(0.56)
Shares used to compute basic net income (loss) per share	34,752	34,135	34,620	34,067
Shares used to compute diluted net income (loss) per share	34,900	34,135	34,914	34,067
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of tax	$(12,061)	$5,679	$(3,567)	$(1,387)
Foreign currency translation gains (losses)	(1,852)	1,357	(2,236)	3,910

Total other comprehensive income (loss)	(13,913)	7,036	(5,803)	2,523
Net income (loss)	80,997	(6,849)	63,982	(19,154)

Comprehensive income (loss)	$67,084	$187	$58,179	$(16,631)

(A) Components of net revenue:
License fees	$14,224	$16,817	$29,180	$35,232
Service revenue	51,302	66,935	103,310	135,821

	$65,526	$83,752	$132,490	$171,053

(B) Components of cost of revenue:
License fees	$2,645	$4,800	$5,917	$10,046
Service revenue	23,317	25,866	47,472	52,686

	$25,962	$30,666	$53,389	$62,732

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$63,982	$(19,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,162	8,116
Stock-based compensation	4,065	6,129
Equity in net loss of Rhapsody	2,482	4,299
Excess tax benefit from stock option exercises	0	(57)
Deferred income taxes, net	22,496	(351)
Gain on sale of patent and other technology assets, net of costs	(116,353)	0
Gain on sale of equity and other investments, net	(3,078)	0
Realized translation gain	(1,611)	0
Other	(79)	147
Net change in certain operating assets and liabilities:
Trade accounts receivable	2,691	3,661
Prepaid expenses and other assets	(1,144)	7,837
Accounts payable	4,013	(10,593)
Accrued and other liabilities	(3,067)	(5,524)

Net cash provided by (used in) operating activities	(17,441)	(5,490)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(4,989)	(3,134)
Proceeds from sale of patents and other technology assets, net of costs	116,353	0
Proceeds from sale of equity and other investments	4,165	0
Purchases of short-term investments	(18,637)	(54,844)
Proceeds from sales and maturities of short-term investments	13,970	62,005
Decrease (increase) in restricted cash equivalents and investments, net	(5)	(141)
Payment of acquisition costs, net of cash acquired	0	(2,888)

Net cash provided by (used in) investing activities	110,857	998

Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	1,221	1,610
Tax payments from shares withheld upon vesting of restricted stock	(884)	0
Excess tax benefit from stock option exercises	0	57

Net cash provided by (used in) financing activities	337	1,667

Effect of exchange rate changes on cash and cash equivalents	(546)	3,537

Net increase (decrease) in cash and cash equivalents	93,207	712
Cash and cash equivalents, beginning of period	106,333	236,018

Cash and cash equivalents, end of period	$199,540	$236,730

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$149	$3,534
Cash paid for income taxes	$1,575	$3,459
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$1,189	$0

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters and Six Months Ended June 30, 2012 and 2011

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

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (10-Q or Report), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.

Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses), net of applicable tax, as follows (in thousands):

	June 30,	December 31,
	2012	2011
Unrealized gains on investments, net of taxes	$23,751	$27,318
Foreign currency translation adjustments	(54,438)	(52,202)

Accumulated other comprehensive income (loss)	$(30,687)	$(24,884)

In the quarter ended March 31, 2012, we liquidated an investment in one of our foreign entities and recorded a pre-tax gain of $1.6 million in Other income (expense), net, in the consolidated statement of operations upon the release of the same amount of cumulative foreign exchange translation gain from accumulated other comprehensive income (loss) on the balance sheet.

In the quarter ended June 30, 2012 we realized a pre-tax gain of $2.1 million in the consolidated statement of operations related to the sale of a portion of the equity shares we hold in LoEn Entertainment, Inc., with the same amount reclassified from accumulated other comprehensive income (loss) on the balance sheet. For more information see Note 5, Fair Value Measurements.

Sale of Patents and Other Technology Assets to Intel Corporation. On April 5, 2012, RealNetworks completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel) pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement), dated as of

January 26, 2012, between the Company and Intel. In accordance with the Asset Purchase Agreement, Intel acquired the assets for a cash purchase price of $120.0 million. In addition, pursuant to the license agreement, dated as of January 26, 2012 (the “License Agreement”), between Intel and the Company, as of April 5, 2012, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the License Agreement) and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses. The transferability of the License Agreement is limited in the event of a change of control or character of the Company, as set forth in the License Agreement.

The entire $120.0 million of cash proceeds we received, net of certain direct costs incurred, is presented as a gain on our statement of operations in the quarter ending June 30, 2012, since the patent assets and other technology had a net book value of zero. The gain recognized of $117.9 million in the quarter ended June 30, 2012 was net of related direct costs for the sale transaction of $2.1 million incurred in the quarter. The gain recognized for the six months ended June 30, 2012 of $116.4 million is net of the related cumulative direct costs of $3.6 million incurred during the six month period.

Note 2. Recent Accounting Pronouncements

With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, to be implemented as compared to the recent accounting pronouncements described in the 10-K that are of significance or potential significance to RealNetworks.

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

Note 3. Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$1,722	$2,676	$4,065	$6,129

The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.55%	1.57%	0.65%	1.73%
Expected life (years)	3.8	4.0	3.8	4.0
Volatility	58%	54%	58%	54%

No stock-based compensation was capitalized as part of the cost of an asset as of June 30, 2012 or December 31, 2011. As of June 30, 2012, we had $13.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 4. Rhapsody Joint Venture

RealNetworks initially formed in 2007 a joint venture with MTV Networks, a division of Viacom International Inc. (MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of Rhapsody. Subsequent to the restructuring transaction, the operating results of Rhapsody have been accounted for under the equity method of accounting for investments, and our proportionate share of the income or loss is recognized as a component of Other income (expenses), net in the statements of operations. As of June 30, 2012 we owned approximately 45% of Rhapsody. RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed during 2012.

We recorded our share of losses in the operations of Rhapsody of $2.1 million and $2.5 million for the quarter and six months ended June 30, 2012, respectively. Our share of losses in the operations of Rhapsody for the quarter and six months ended June 30, 2011 were $1.0 million and $4.3 million, respectively. The carrying value of our Rhapsody investment was $5.1 million as of June 30, 2012.

Summarized financial operating information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$37,809	$30,985	$72,979	$63,472
Gross profit	9,879	9,793	19,491	19,238
Net loss	(4,537)	(2,165)	(5,607)	(9,146)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,052	$0	$14,052	$0
Corporate notes and bonds	80,025	0	80,025	0
Short-term investments:
Corporate notes and bonds	46,264	0	46,264	0
U.S. government agency securities	37,142	33,538	3,604	0
Restricted cash equivalents and investments	10,174	10,174	0	0
Equity investments in publicly traded securities	32,296	32,296	0	0

Total	$219,953	$76,008	$143,945	$0

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,544	$0	$6,544	$0
Corporate notes and bonds	20,697	0	20,697	0
Short-term investments:
Corporate notes and bonds	39,254	0	39,254	0
U.S. government agency securities	39,485	34,881	4,604	0
Restricted cash equivalents and investments	10,168	10,168	0	0
Equity investments in publicly traded securities	37,204	37,204	0	0

Total	$153,352	$82,253	$71,099	$0

Our equity investments in publicly traded companies consisted of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $9.5 million as of June 30, 2012 and $10.8 million at December 31, 2011. In the quarter ended June 30, 2012 we sold a portion of the LoEn shares we hold, resulting in cash proceeds of $3.3 million and a pre-tax gain of $2.1 million.

Items Measured at Fair Value on a Non-recurring Basis

Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2012 and 2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of June 30, 2012, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$105,463	$105,463
Money market mutual funds	14,052	14,052
Corporate notes and bonds	80,025	80,025

Total cash and cash equivalents	199,540	199,540

Short-term investments:
Corporate notes and bonds	46,207	46,264
U.S. government agency securities	37,108	37,142

Total short-term investments	83,315	83,406

Total cash, cash equivalents and short-term investments	$282,855	$282,946

Restricted cash equivalents and investments	$10,174	$10,174

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$79,092	$79,092
Money market mutual funds	6,544	6,544
Corporate notes and bonds	20,697	20,697

Total cash and cash equivalents	106,333	106,333

	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes and bonds	39,309	39,254
U.S. Government agency securities	39,413	39,485

Total short-term investments	78,722	78,739

Total cash, cash equivalents, and short-term investments	$185,055	$185,072

Restricted cash equivalents and investments	$10,168	$10,168

As of June 30, 2012, and December 31, 2011, restricted cash equivalents and investments represented cash equivalents and short-term investments pledged as collateral against a letter of credit in connection with lease agreements.

Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2012 and 2011 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2012 and December 31, 2011 were not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The contractual maturities of short-term investments as of June 30, 2012, were as follows (in thousands):

Estimated Fair Value
Within one year	$60,430
Between one year and five years	22,976

Total short-term investments	$83,406

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns was as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2011	$1,445	$668
Addition (reduction) to allowance	(27)	170
Amounts written off	(176)	(136)
Foreign currency translation	(5)	(0)

Balances, June 30, 2012	$1,237	$702

No customers accounted for 10% or more of trade accounts receivable as of June 30, 2012. As of December 31, 2011, one customer accounted for 17% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and six months ended June 30, 2012 and 2011.

Note 8. Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,667	$26,035	$3,632
Developed technology	28,916	27,556	1,360
Patents, trademarks and tradenames	4,971	4,963	8
Service contracts and other	6,168	6,118	50

Total other intangible assets, June 30, 2012	$69,722	$64,672	$5,050

Total other intangible assets, December 31, 2011	$69,631	$62,462	$7,169

Note 9. Goodwill

Changes in goodwill were as follows (in thousands):

Balance, December 31, 2011	$6,198
Effects of foreign currency translation	(10)

Balance, June 30, 2012	$6,188

Goodwill by the Company’s segments was as follows (in thousands):

June 30, 2012
Core products	$768
Emerging products	580
Games	4,840

Total goodwill	$6,188

Note 10. Accrued and Other Liabilities

Accrued and other liabilities consisted of (in thousands):

	June 30, 2012	December 31, 2011
Royalties and other fulfillment costs	$25,122	$26,651
Employee compensation, commissions and benefits	12,045	12,698
Sales, VAT and other taxes payable	10,575	11,389
Deferred tax liabilities—current	4,058	232
Other	11,253	8,224

Total accrued and other liabilities	$63,053	$59,194

Note 11. Loss on Excess Office Facilities

RealNetworks had a business and operational reorganization which led to the reduction in use of office space in the corporate headquarters in Seattle, Washington and one other location. As a result, in 2010 losses were recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. We regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future gains or losses on excess office facilities.

Changes to the accrued loss on excess office facilities were as follows (in thousands):

Accrued loss December 31, 2011	$2,747
Less amounts paid, net of sublease income	(618)
Sublease income estimate revision	0

Accrued loss June 30, 2012	2,129
Less current portion	(593)

Accrued loss, non-current portion	$1,536

Note 12. Income Taxes

As of June 30, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 10-K. We currently anticipate the closure of foreign and domestic income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by an amount up to $13.4 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Additionally, we anticipate that our total unrecognized tax benefits may increase by an amount up to $2.7 million as a result of a potential transfer pricing change.

We file numerous consolidated and separate income tax returns in the United States including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. RealNetworks, Inc. and/or subsidiaries are under audit by the United States federal government, various states, and foreign jurisdictions for certain tax years subsequent to 1993.

Note 13. Earnings Per Share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period. Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders	$80,997	$(6,849)	$63,982	$(19,154)

Weighted average common shares outstanding used to compute basic EPS	34,752	34,135	34,620	34,067
Dilutive effect of stock based awards	148	0	294	0

Weighted average common shares outstanding used to compute diluted EPS	34,900	34,135	34,914	34,067

Basic EPS	$2.33	$(0.20)	$1.85	$(0.56)
Diluted EPS	$2.32	$(0.20)	$1.83	$(0.56)

During the quarter and six months ended June 30, 2012, 5.7 million and 5.8 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

During the quarter and six months ended June 30, 2011, 4.0 million and 4.1 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 14. Commitments and Contingencies

Litigation. On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York. VoiceAge asserts that we have breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology and is seeking a material amount of damages. We have moved to remove the proceedings to New York federal court. We dispute VoiceAge’s allegations and the magnitude of the claimed damages, but we are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.

On May 24, 2012, a putative class action lawsuit was filed against us in Illinois federal court by an individual consumer subscriber to one of our subscription products. The lawsuit asserts that certain online marketing practices of our marketing affiliates violate federal and state laws. We have moved to dismiss the lawsuit and to compel arbitration of the plaintiff’s claim or, in the alternative, to transfer the case to Seattle, Washington. We dispute the substance of plaintiff’s allegations. We are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.

On November 1, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., (collectively, “MetroPCS”) in the U.S. District Court for the District of Delaware alleging that MetroPCS infringes Callertone’s patents by providing ringback tone services. We agreed to indemnify MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The complaint was served on MetroPCS on January 14, 2012, and we filed our answer on April 9, 2012. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against MetroPCS. We are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.

On October 28, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against T-Mobile USA, Inc. (“T-Mobile”) in the U.S. District Court for the District of Delaware alleging that T-Mobile infringes Callertone’s patents by providing ringback tone services. We agreed to indemnify T-Mobile against the claims based on an indemnity that is claimed to be owed by us. The complaint was served on T-Mobile on January 16, 2012, and we filed our answer on April 9, 2012. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile. We are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.

In July 2010, the Washington State Office of the Attorney General (Washington AG) sent a letter referencing complaints from consumers relating to RealNetworks’ various consumer products since 2005. On May 24, 2012, we resolved the Washington AG investigation through the entry of a Consent Decree filed in King County, Washington Superior Court. The Consent Decree provides for injunctive relief related to certain consumer marketing practices, for consumer restitution of up to $2.0 million, and for payment of the Washington AG’s costs and attorneys fees in the amount of $0.4 million. The Consent Decree resolves with prejudice all issues raised by the Washington AG in the Complaint filed in the matter. We had accrued an estimated loss totaling $2.4 million for this matter in the quarter ended March 31, 2012.

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. On September 28, 2011, the District Court held a claims construction hearing, and on May 10, 2012, the District Court issued a ruling that was favorable to us and the other defendants. On or about August 8, 2012, the parties filed a stipulation with the District Court that, based on the District Court’s claims construction order, there is no infringement. We expect the stipulation filing to result in the District Court entering a judgment of non-infringement in favor of the defendants. Greenville has the right to appeal the claims construction order and the judgment. Until we know whether Greenville will appeal, we are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.

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

Note 15. Guarantees

In the ordinary course of business, RealNetworks is subject to potential obligations for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, as described below.

Warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. Nearly all of our carrier contracts obligate us to indemnify our carrier customer for certain liabilities that may be incurred by them. Historically, we have not incurred significant obligations under our warranty provisions or associated with the carrier indemnification obligations. Accordingly, we do not maintain accruals for warranty-related obligations or for potential customer indemnification.

As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, we sold certain patents and other technology assets to Intel pursuant to the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, we have specific obligations to indemnify Intel for breaches of the representations and warranties we made, and covenants we agreed to, in the Asset Purchase Agreement and for certain potential future intellectual property infringement claims brought by a third party against Intel. The amount of any potential liabilities related to our indemnification obligations will not be determined until a claim has been made, but the Asset Purchase Agreement provides that we will indemnify Intel up to the amount of the purchase price we received in the sale.

Note 16. Segment Information

We have three reportable segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, ringtones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for handsets; SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which includes all games-related financial results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games.

Corporate overhead expenses, including but not limited to finance, legal, stock compensation and headquarters facilities are reported in the aggregate as “Corporate” expenses and are not reflected in segment results for the business segments described in the preceding paragraph. Corporate amounts in 2012 also include the gain on sale of patent and other technology assets, net of costs. Only direct business segment expenses, such as research and development, marketing and certain other business shared services are reflected in the associated business segment results.

RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the interim Chief Executive Officer, Chief Financial Officer, Executive Vice President, interim General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The accounting policies used to derive segment results are generally the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Segment results for the quarters and six months ended June 30, 2012 and 2011 were as follows (in thousands):

Core Products

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$38,250	$45,735	$75,947	$93,842
Cost of revenue	17,681	19,353	35,509	40,337

Gross profit	20,569	26,382	40,438	53,505
Operating expenses	16,429	19,174	34,497	38,560

Operating income (loss)	$4,140	$7,208	$5,941	$14,945

Emerging Products

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$9,913	$12,717	$20,072	$23,852
Cost of revenue	1,800	2,978	3,905	4,518

Gross profit	8,113	9,739	16,167	19,334
Operating expenses	7,092	9,369	14,638	19,260

Operating income (loss)	$1,021	$370	$1,529	$74

Games

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$17,363	$25,300	$36,471	$53,359
Cost of revenue	5,572	8,040	12,233	16,574

Gross profit	11,791	17,260	24,238	36,785
Operating expenses	13,093	15,211	26,523	32,025

Operating income (loss)	$(1,302)	$2,049	$(2,285)	$4,760

Corporate

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$909	$295	$1,742	$1,303
Gain on sale of patents and other technology assets, net of costs	117,933	0	116,353	0
Operating expenses	16,715	14,116	34,170	28,926

Operating income (loss)	$100,309	$(14,411)	$80,441	$(30,229)

Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$28,614	$41,984	$60,428	$86,453
Europe	14,339	19,024	30,551	37,984
Rest of the world	22,573	22,744	41,511	46,616

Total net revenue	$65,526	$83,752	$132,490	$171,053

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region were as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$36,099	$38,543
Republic of Korea	3,182	4,063
Europe	2,561	2,949
Rest of the world	6,942	5,286

Total long-lived assets	$48,784	$50,841

Net assets by geographic location were as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$296,477	$225,271
Republic of Korea	857	1,903
Europe	24,073	30,130
Rest of the world	12,462	13,983

Total net assets	$333,869	$271,287

Note 17. Related Party Transactions

Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services unless earlier terminated by Rhapsody. These support services are expected to be completed during 2012. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and six months ended June 30, 2012, we charged Rhapsody $0.2 million and $0.5 million, respectively, for the support services. During the quarter and six months ended June 30, 2011, we charged Rhapsody $0.9 million and $1.8 million, respectively, for the support services.

Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). We paid market price for the common shares of LoEn, which are traded on the Korean Securities Dealers Automated Quotations. Our investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains or losses recognized in accumulated other comprehensive loss as unrealized holding gains/losses on investment. During the quarter and six months ended June 30, 2012, we recorded revenue from LoEn of $4.1 million and $8.0 million, respectively. During the quarter and six months ended June 30, 2011, we recorded revenue from LoEn of $4.5 million and $8.6 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, we also recorded accounts receivable of $1.9 million as of June 30, 2012. Accounts payable and cost of revenue associated with LoEn as of and for the periods ended June 30, 2012 and 2011 were nominal.

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

Overview

We manage our business and report revenue and profit (loss) in three segments: (1) Core Products, (2) Emerging Products and (3) Games. Within Core Products, our revenue is derived primarily from the sale of our software as a service (SaaS) offerings, and within Emerging Products, our revenue is derived primarily from the sale of our RealPlayer media player software and from the associated distribution of third-party products. We report common corporate overhead expenses, including finance, legal, headquarters facilities and stock compensation costs, in the aggregate as Corporate results. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services. We continue to focus on aligning our operating expenses with our revenue profile.

In the quarter and six months ended June 30, 2012, our consolidated revenue declined by $18.2 million and $38.6 million, respectively, compared with the comparable periods in 2011. The declines in both the quarter and six-month periods were principally the result of declines in revenue in both our Core Products and Games segments.

Our SaaS business within Core Products continues to experience competitive pricing pressure from carriers and the proliferation of smartphone applications and services, which do not depend on our carrier customers for distribution to consumers. In addition, pricing for our intercarrier messaging services is changing to fixed-price structures, which prevents this revenue from rising in spite of increased usage of our services. In our Games segment, consumer’s game play continues to shift from downloadable PCs games and online game subscriptions, where we currently generate 85% of overall Games revenues, to social networks and mobile devices. Since 2011, we have been focusing on developing social games and monetizing social game play experiences. However, the revenue we currently generate from social games is not a significant portion of our Games revenue. Our Emerging Products segment is experiencing declines in revenue as a result of market saturation related to third-party software products we distribute.

On April 5, 2012, we completed the sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies pursuant to the Asset Purchase Agreement between the Company and Intel Corporation dated January 26, 2012. We received gross cash consideration of $120.0 million from the sale, and have reported the sales proceeds, net of related direct costs, as a gain on the statement of operations. This gain accounts for the material improvement in our operating income (loss) and net income (loss) for the quarter and six months ended June 30, 2012, compared with the comparable periods in 2011.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended June 30				Six Months Ended June 30
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Total revenue	$65,526	83,752	(18,226)	(22)	$132,490	$171,053	(38,563)	(23)
Cost of revenue	25,962	30,666	(4,704)	(15)	53,389	62,732	(9,343)	(15)

Gross profit	39,564	53,086	(13,522)	(25)	79,101	108,321	(29,220)	(27)
Gross margin	60%	63%			60%	63%
Sale of patent assets and other technology assets, net of costs	117,933	0	117,933	100	116,353	0	116,353	100
Operating expenses	53,329	57,870	(4,541)	(8)	109,828	118,771	(8,943)	(8)

Operating income (loss)	$104,168	$(4,784)	$108,952	2,277%	$85,626	$(10,450)	$96,076	919%

In the second quarter of 2012, our total consolidated revenue declined by $18.2 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $7.5 million in our Core Products segment, a decline of $7.9 million in our Games segment, and a decline of $2.8 million in our Emerging Products segment, due to the factors described above. Gross margin declined to 60% from 63% for the year earlier quarter primarily due to certain costs of revenue that do not decrease in direct proportion to decreases in revenue, particularly in our SaaS business. Operating expenses improved by $4.5 million in the quarter ended June 30, 2012, compared with the prior year primarily due to reduced personnel and related costs of $3.5 million, and reduced marketing expenses of $1.9 million. These reductions were partially offset by increased restructuring costs of $1.2 million.

For the six months ended June 30, 2012, our total consolidated revenue declined by $38.6 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $17.9 million in our Core Products segment, a decline of $16.9 million in our Games segment, and a decline of $3.8 million in our Emerging Products segment, due to the factors described above. Gross margin declined to 60% from 63% compared with the year-earlier period primarily due to certain costs of revenue that do not decrease in direct proportion to decreases in revenue, particularly in our SaaS business. Operating expenses improved by $8.9 million for the six months ended June 30, 2012, compared with the prior year period due primarily to reduced personnel and related costs of $8.7 million, a decline in restructuring costs totaling $4.1 million, and reduced marketing expenses of $3.4 million. These declines were partially offset by an expense accrual of $2.4 million we recorded in the quarter ended March 31, 2012 associated with the then-pending investigation by the Washington State Attorney General’s Office, which was resolved through a consent decree entered into in the quarter ended June 30, 2012. In addition, operating expenses in the six months ended June 30, 2011 were favorably impacted by a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expenses for that period.

The gain from the sale of patents and other technology assets to Intel Corporation of $117.9 million in the second quarter of 2012 reflects the cash proceeds of $120.0 million less $2.1 million of direct expenses incurred in the quarter. We incurred $1.6 million of direct expenses in the first quarter of 2012, resulting in a gain of $116.4 million for the six months ended June 30, 2012.

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

Core Products segment results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$38,250	$45,735	$(7,485)	(16)%	$75,947	$93,842	$(17,895)	(19)%
Cost of revenue	17,681	19,353	(1,672)	(9)	35,509	40,337	(4,828)	(12)

Gross profit	20,569	26,382	(5,813)	(22)	40,438	53,505	(13,067)	(24)
Gross margin	54%	58%			53%	57%
Operating expenses	16,429	19,174	(2,745)	(14)	34,497	38,560	(4,063)	(11)

Operating income (loss)	$4,140	$7,208	$(3,068)	(43)%	$5,941	$14,945	$(9,004)	(60)%

Total Core Products revenue decreased by $7.5 million in the quarter ended June 30, 2012, compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $6.9 million. The decline in SaaS revenue was due primarily to a $7.3 million decline in our ringback tone, ring tone, intercarrier messaging and video on demand revenues due to both fewer subscribers and lower contract prices. Revenue from our SuperPass product decreased $1.3 million due to a decline in subscribers.

Total Core Products revenue decreased by $17.9 million for the six months ended June 30, 2012, compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $14.0 million. The decline in SaaS revenue was due primarily to a $15.0 million decline in our ringback tone, ring tone, intercarrier messaging and video on demand revenues due to both fewer subscribers and lower contract prices. Revenue from our SuperPass product decreased $2.6 million due to a decline in subscribers.

Cost of revenue decreased $1.7 million in the quarter ended June 30, 2012, compared with the year-earlier period. During the quarter, costs related to our SaaS offerings decreased by $2.5 million. Partially offsetting that decrease was an increase in costs related to our SuperPass product of $0.7 million for increased content costs.

Operating expenses declined by $2.7 million and $4.1 million for the quarter and six months ended June 30, 2012, respectively, compared with the year-earlier periods, primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

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

Emerging Products segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$9,913	$12,717	$(2,804)	(22)%	$20,072	$23,852	$(3,780)	(16)%
Cost of revenue	1,800	2,978	(1,178)	(40)	3,905	4,518	(613)	(14)

Gross profit	8,113	9,739	(1,626)	(17)	16,167	19,334	(3,167)	(16)
Gross margin	82%	77%			81%	81%
Operating expenses	7,092	9,369	(2,277)	(24)	14,638	19,260	(4,622)	(24)

Operating income (loss)	$1,021	$370	$651	176%	$1,529	$74	$1,455	1,966%

Total Emerging Products revenue decreased by $2.8 million and $3.8 million in the quarter and six months ended June 30, 2012, respectively, compared with the year-earlier periods, primarily due to lower revenue from the distribution of third-party software.

Cost of revenue decreased by $1.2 million for the quarter ended June 30, 2012, primarily due to costs such as royalties that fluctuate with revenue.

Operating expenses decreased by $2.3 million and $4.6 million for the quarter and six months ended June 30, 2012, compared with the year-earlier periods primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.

Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$17,363	$25,300	$(7,937)	(31)%	$36,471	$53,359	$(16,888)	(32)%
Cost of revenue	5,572	8,040	(2,468)	(31)	12,233	16,574	(4,341)	(26)

Gross profit	11,791	17,260	(5,469)	(32)	24,238	36,785	(12,547)	(34)
Gross margin	68%	68%			66%	69%
Operating expenses	13,093	15,211	(2,118)	(14)	26,523	32,025	(5,502)	(17)

Operating income (loss)	$(1,302)	$2,049	$(3,351)	(164)%	$(2,285)	$4,760	$(7,045)	(148)%

Total Games revenue decreased by $7.9 million in the quarter ended June 30, 2012, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed $3.6 million and $2.4 million, respectively, to the decline during the period. The decrease in license revenue reflected a decrease in the number of games sold through our games syndication services of $1.6 million, as well as lower sales of mobile games of $1.2 million. Lower subscription revenue was a result of fewer subscribers compared with the year-earlier period.

Total Games revenue decreased by $16.9 million for the six months ended June 30, 2012, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed $7.7 million and $5.5 million, respectively, to the decline during the period. The decrease in license revenue included a decrease in the number of games sold through our games syndication services of $3.5 million, as well as lower sales of mobile games of $2.3 million. Lower subscription revenue was a result of fewer subscribers compared with the year-earlier period.

Cost of revenue decreased by $2.5 million and $4.3 million in the quarter and six months ended June 30, 2012, respectively, compared with the year-earlier periods. These decreases were primarily due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue.

Operating expenses declined by $2.1 million and $5.5 million for the quarter and six months ended June 30, 2012, respectively, compared with the year-earlier periods. The decreases were primarily due to reductions in marketing expenses of $1.5 million and $3.5 million in the quarter and six months ended June 30, 2012, respectively.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenue	$909	$295	$614	208%	$1,742	$1,303	$439	34%
Gain on sale of patent assets and other technology assets, net of costs	117,933	0	117,933	100	116,353	0	116,353	100
Operating expenses	16,715	14,116	2,599	18	34,170	28,926	5,244	18

Operating income (loss)	$100,309	$(14,411)	$114,720	796%	$80,441	$(30,229)	$110,670	366%

The gain from the sale of patents and other technology assets to Intel Corporation of $117.9 million in the second quarter of 2012 reflects the cash proceeds of $120.0 million less $2.1 million of direct transaction expenses incurred in the quarter. We incurred $1.6 million of direct transaction expenses in the first quarter of 2012, resulting in a gain of $116.4 million for the six months ended June 30, 2012.

Operating expenses increased by $2.6 million in the quarter ended June 30, 2012, compared with the year-earlier period. The increase compared with the prior period was primarily due to higher professional service costs of $1.2 million and increased restructuring charges of $1.2 million.

Operating expenses increased by $5.2 million for the six months ended June 30, 2012, compared with the year-earlier period. The increase compared with the prior period was primarily due to the impact of a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the first quarter of 2011, and an expense accrual of $2.4 million in the quarter ended March 31, 2012 for amounts associated with the then-pending investigation by the Washington State Attorney General’s office, which was resolved through a consent decree entered into during the quarter ended June 30, 2012 . These increases were partially offset by lower restructuring charges of $4.1 million in the six months ended June 30, 2012 principally due to severance costs in the quarter ended March 31, 2011.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, and losses on excess office facilities. Operating expenses were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Research and development	$16,028	$17,809	$(1,781)	(10)%	$33,846	$37,704	$(3,858)	(10)%
Sales and marketing	22,694	28,853	(6,159)	(21)	46,490	57,333	(10,843)	(19)
General and administrative	13,068	10,874	2,194	20	26,344	16,496	9,848	60
Restructuring and other charges	1,539	508	1,031	203	3,148	7,412	(4,264)	(58)
Loss (gain) on excess office facilities	0	(174)	174	100	0	(174)	174	100

Total consolidated operating expenses	$53,329	$57,870	$(4,541)	(8)%	$109,828	$118,771	$(8,943)	(8)%

Research and development expenses decreased by $1.8 million in the quarter ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $1.6 million resulting from our restructuring activities.

Research and development expenses decreased by $3.9 million for the six months ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $3.0 million resulting from our restructuring activities.

Sales and marketing expenses decreased by $6.2 million in the quarter ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $3.9 million resulting from our restructuring activities and to lower expenses for marketing and related activities of $2.1 million.

Sales and marketing expenses decreased by $10.8 million for the six months ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $6.7 million resulting from our restructuring activities and to lower expenses for marketing and related activities of $3.7 million.

General and administrative expenses increased by $2.2 million in the quarter ended June 30, 2012, compared with the year-earlier period, primarily due to higher professional service costs.

General and administrative expenses increased by $9.8 million for the six months ended June 30, 2012, compared with the year-earlier period. This increase was primarily due to the impact of a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the first quarter of 2011 and an expense accrual of $2.4 million in the quarter ended March 31, 2012 for amounts associated with the then-pending investigation by the Washington State Attorney General’s office, which was resolved through a consent decree entered into during the quarter ended June 30, 2012.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our business operations and primarily include separation costs for employees, including severance and other benefits.

Other Income (Expenses)

Other income (expenses), net was follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income, net	$225	$311	$(86)	(28)%	$869	$690	$179	26%
Gain (loss) on sale of equity investments, net	$3,078	$0	$3,078	100%	$3,078	$0	$3,078	100
Equity in net loss of Rhapsody	(2,114)	(1,018)	(1,096)	(108)	(2,482)	(4,299)	1,817	42
Other income (expense), net	(49)	(311)	262	84	1,426	(433)	1,859	429

Total other income (expense), net	$1,140	$(1,018)	$2,158	212%	$2,891	$(4,042)	$6,933	(172)%

The increase in Other income (expense), net, of $2.2 million for the quarter ended June 30, 2012, was primarily due to the gain on sale of certain equity and other investments totaling $3.1 million. The gain is comprised of $2.1 million from the sale of a portion of our investment in LoEn Entertainment, Inc., which is discussed further in Note 1, Description of Business and Summary of Significant Accounting Policies and a gain of $1.0 million on the sale of our Film.com assets. Partially offsetting this gain was an increase in our equity in the net loss of Rhapsody of $1.1 million, resulting from a higher net loss associated with our investment in Rhapsody this year compared with the same quarter in the prior year.

The increase in Other income (expense), net, of $6.9 million for the six months ended June 30, 2012, was due primarily to the gain on sale of certain equity and other investments of $3.1 million described above, and to a non-cash gain in the quarter ended March 31, 2012, due to the release of a $1.6 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidation of an investment in one of our foreign entities.

Income Taxes

During the quarters ended June 30, 2012 and 2011, we recognized income tax expense of $24.3 million and $1.0 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2012 and 2011, we recognized income tax expense of $24.5 million and $4.7 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense and the change in income tax expense as a percentage of pre-tax income during the quarter and six months ended June 30, 2012, was largely the result of the gain on the sale of patents and other assets to Intel Corporation.

The sale of patents and other technology assets to Intel Corporation, which was completed on April 5, 2012 and is described in more detail in Note 1, Description of Business and Summary of Significant Accounting Policies, was recorded as a gain, before certain direct costs, of $120.0 million in the quarter ended June 30, 2012. For tax reporting purposes, this transaction is being considered a discrete item for the quarter ended June 30, 2012, resulting in incremental tax expense of approximately $23.6 million. Because of our U.S. net operating loss carryforwards and capital loss carryforwards, we do not expect to incur any significant cash tax costs related to this transaction.

As of June 30, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2011 10-K. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by up to $13.4 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Additionally, we anticipate that our total unrecognized tax benefits may increase by up to $2.7 million as a result of a potential transfer pricing change.

We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended June 30, 2012, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the second quarter of 2012 was minimal.

As of June 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

We file numerous consolidated and separate income tax returns in the United States, including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years prior to 2008 or state, local or foreign income tax examinations for years prior to 1993. RealNetworks, Inc. and /or subsidiaries are under audit by the United States federal government, various states, and foreign jurisdictions for certain tax years subsequent to 1993.

Geographic Revenue

Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
United States	$28,614	$41,984	$(13,370)	(32)%	$60,428	$86,453	$(26,025)	(30)%
Europe	14,339	19,024	(4,685)	(25)	30,551	37,984	(7,433)	(20)
Rest of world	22,573	22,744	(171)	(1)	41,511	46,616	(5,105)	(11)

Total net revenue	$65,526	$83,752	$(18,226)	(22)%	$132,490	$171,053	$(38,563)	(23)%

Revenue in the United States declined by $13.4 million in the quarter ended June 30, 2012, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $5.6 million, lower sales of games subscriptions and licenses of $3.2 million, and lower revenue related to the distribution of third-party products of $1.6 million.

Revenue in the United States declined by $26.0 million for the six months ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $10.4 million, lower sales of games subscriptions and licenses of $7.7 million and lower revenue related to the distribution of third-party products of $2.6 million.

Revenue in Europe declined by $4.7 million in the quarter ended June 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games segment of $3.7 million.

Revenue in Europe declined by $7.4 million for the six months ended June 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games segment of $7.2 million.

Revenue in the rest of world decreased by $5.1 million for the six months ended June 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $3.7 million, lower sales of games subscriptions and licenses of $0.9 million, and decreased systems integration revenue of $0.8 million.

License Fees and Service Revenue

License fees and Service revenue were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
License	$14,224	$16,817	$(2,593)	(15)%	$29,180	$35,232	$(6,052)	(17)%
Service	51,302	66,935	(15,633)	(23)	103,310	135,821	(32,511)	(24)

Total net revenue	$65,526	$83,752	$(18,226)	(22)%	$132,490	$171,053	$(38,563)	(23)%

License Fees.

License fees decreased by $2.6 million for the quarter ended June 30, 2012, compared with the year-earlier period. Sales of games during the quarter declined by $3.7 million, offset in part by increased mobile software licensing revenues of $1.2 million compared with the year-earlier period.

License fees decreased by $6.1 million for the six months ended June 30, 2012, compared with the year-earlier period. Sales of games during the quarter declined by $7.8 million, offset in part by increased mobile software licensing revenues of $1.7 million compared with the year-earlier period.

Service Revenue.

Service revenue decreased by $15.6 million in the quarter ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to reduced service revenue from our SaaS offerings of $6.9 million and lower sales of our subscription products of $4.2 million.

Service revenue decreased by $32.5 million for the six months ended June 30, 2012, compared with the year-earlier period. The decline was primarily due to reduced service revenue from our SaaS offerings of $14.0 million, lower sales of our subscription products of $9.0 million, lower advertising revenue of $4.1 million, and lower revenues related to the distribution of third-party products of $3.9 million.

Cost of License Fees and Service Revenue

Cost of License fees and Service revenues were as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
License	$2,645	$4,800	$(2,155)	(45)%	$5,917	$10,046	$(4,129)	(41)%
Service	23,317	25,866	(2,549)	(10)	47,472	52,686	(5,214)	(10)

Total cost of revenue	$25,962	$30,666	$(4,704)	(15)%	$53,389	$62,732	$(9,343)	(15)%

Cost of License Fees.

Cost of license fees decreased by $2.2 million for the quarter ended June 30, 2012, compared with the year-earlier period. The decrease was primarily due to reduced partner royalties expenses in our Games segment, as a result of the decline in Games revenue.

Cost of license fees decreased by $4.1 million for the six months ended June 30, 2012, compared with the year-earlier period. The decrease was primarily due to reduced partner royalties expenses in our Games segment, as a result of the decline in Games revenue.

Cost of Service Revenue.

Cost of service revenue decreased by $2.5 million for the quarter ended June 30, 2012, compared with the year-earlier period. The decrease during the period is primarily due to reduced costs associated with our SaaS services of $2.6 million.

Cost of service revenue decreased by $5.2 million for the six months ended June 30, 2012, compared with the year-earlier period. The decrease during the period is primarily due to reduced costs associated with our SaaS services of $3.9 million and reduced costs related to systems integrations of $0.7 million.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements for information regarding new accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2012	December 31, 2011
Working capital	$244,816	$160,787
Cash, cash equivalents, and short-term investments	282,946	185,072
Restricted cash equivalents and investments	10,174	10,168

The increases in working capital and in cash, cash equivalents, and short-term investments from December 31, 2011 were primarily due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation, as discussed in Note 1, Description of Business and Summary of Significant Accounting Policies.

The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in) operating activities	$(17,441)	$(5,490)
Cash provided by (used in) investing activities	110,857	998
Cash provided by (used in) financing activities	337	1,667

Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of assets and the effect of changes in certain operating assets and liabilities.

The higher amount of cash used in operating activities for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to the decline in revenues of $38.6 million for the six months ended June 30, 2012 compared with the prior year period, which was partially offset by a decline in total operating expenses of $8.9 million for the same periods. We also had a net increase in cash of $2.5 million for the six months ended June 30, 2012 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $4.6 million for the six months ended June 30, 2011 related to changes in certain operating assets and liabilities.

For the six months ended June 30, 2012, cash provided by investing activities of $110.9 million was due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation, and cash proceeds of $4.2 million related to the sale of certain equity and other investments, offset in part by purchases of equipment, software and leasehold improvements totaling $5.0 million, and purchases, net of sales and maturities, of short-term investments of $4.7 million. The net cash proceeds from the sale of certain patent and other technology assets to Intel Corporation were invested in liquid securities in the U.S.

In the six months ended June 30, 2011, cash provided by investing activities of $1.0 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $7.2 million, offset by purchases of equipment, software and leasehold improvements of $3.1 million and the payment of acquisition related costs of $2.9 million.

Financing activities for the six months ended June 30, 2012 and 2011 provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially for the six months ended June 30, 2012 by tax payments from shares withheld upon the vesting of employee restricted stock.

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

We currently have no planned significant capital expenditures for the remainder of 2012 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

Our principal future cash commitments include office leases. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of investment grade securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one non-U.S. Government or non-U.S. Agency issue or issuer to a maximum of 5% of the total portfolio. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

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

As of June 30, 2012, approximately $37.8 million of the $282.9 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

As of June 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Off-Balance Sheet Arrangements

We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 15, Guarantees, those guarantee obligations also constitute off-balance sheet arrangements.

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

As of June 30, 2012, $37.8 million of the $282.9 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.

As of June 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2012. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2012, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.

Investment Risk. As of June 30, 2012, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended June 30, 2012, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of June 30, 2012 would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the quarters and six months ended June 30, 2012 or 2011.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14, Commitments and Contingencies, to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

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

Our business is dependent upon the introduction of new products and services, which is subject to a number of risks. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services we plan to introduce could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services, which may result in no return or a loss on our investments. Our products and services have historically been provided through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past few years. We have limited experience to date in developing products for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages. If we do not successfully introduce new products and services, our operating results may be materially harmed.

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

Our GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to intensify in this market from these and other competitors. We cannot provide assurance that we will be able to achieve growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business.

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

The trading price for our common stock has been volatile, ranging from $6.88 to $14.36 per share during the 52-week period ended June 30, 2012. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, restructuring charges and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell through the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease demand for our service offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. On May 24, 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General (Washington AG) relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. The consent decree provides for injunctive relief related to certain consumer marketing practices, for consumer restitution of up to $2.0 million, and for payment of the Washington AG’s costs and attorneys fees in the amount of $0.4 million. While we have resolved this matter, we cannot provide assurances that the Washington AG or other governmental agencies will not bring future claims regarding our marketing or other consumer practices. On May 24, 2012, a putative class action lawsuit was filed in Illinois federal court by an individual consumer subscriber to one of our subscription products. The lawsuit asserts that certain online marketing practices of our marketing affiliates violate federal and state laws. While we are vigorously defending ourselves against this lawsuit, the outcome of this suit remains uncertain, and this and other potential lawsuits could ultimately result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements.

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

Given the current proportion of the outstanding equity of Rhapsody that we hold, we need to receive Rhapsody’s unaudited quarterly financial statements in order to timely prepare our quarterly consolidated financial statements and also to report certain of Rhapsody’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, we may be required to include Rhapsody’s annual audited financial statements in our annual report on Form 10-K in future periods. As we no longer exert operational control over Rhapsody, we cannot guarantee that Rhapsody will deliver its financial statements to us in a timely manner, or at all, or that the unaudited financial statement information provided by Rhapsody will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Rhapsody’s quarterly financial statements or to include its audited financial statements in our future annual reports on Form 10-K, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.

We depend upon our executive officers and key personnel, but may be unable to attract and retain them, which could significantly harm our business and results of operations.

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as Interim Chief Executive Officer. In November 2011, Thomas Nielsen was appointed as our President and Chief Executive Officer. In July 2012, Thomas Nielsen resigned as President and Chief Executive Officer and Robert Glaser was appointed as interim Chief Executive Officer. Accordingly, we are experiencing our fourth transition at the Chief Executive Officer level in approximately two and one-half years. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.

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

As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. The failure to adequately manage transaction costs and address the financial, legal and operational risks raised by acquisitions and divestitures of technology and businesses could harm our business and prevent us from realizing the benefits of these transactions. In addition, we may identify and acquire target companies, but those companies may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience, which may increase the risks associated with completing acquisitions.

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

We may be unable to adequately protect our proprietary rights or leverage our technology assets, and may face risks associated with third-party claims relating to intellectual property rights associated with our products and services.

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. While we sold to Intel Corporation (Intel) most of our patents, including patents that covered streaming media, we agreed to indemnify Intel for certain third-party infringement claims against these patents up to the purchase price we received in the sale. We may also be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we are vigorously defending ourselves against these claims, the outcome of this lawsuit remains uncertain and could ultimately result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. We are also investigating or litigating other pending claims, some of which are described in Note 14, Commitments and Contingencies to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change our business practices. In addition, we recently sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.

Our business and operating results will suffer if our systems or networks fail, become unavailable, unsecured or perform poorly so that current or potential users do not have adequate access to our products, services and websites.

Our ability to provide our products and services to our customers and operate our business depends on the continued operation and security of our information systems and networks. A significant or repeated reduction in the performance, reliability, security or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, HVAC failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of a large portion of our computer and communications infrastructure is enhanced because much of it is located at two leased facilities in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, we will also need to maintain compliance with the Payment Card Industry (PCI) compliance standard for data security, which we recently achieved, in connection with our use of credit card services for payment. If we fail to maintain the PCI compliance standards we may be subject to substantial monetary penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our consolidated financial statements.

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

Our Chairman of the Board and interim Chief Executive Officer beneficially owns approximately 37% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.

Robert Glaser, our Chairman of the Board and interim Chief Executive Officer, beneficially owns approximately 37% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1*	Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012

31.1	Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Executive Compensation Plan or Agreement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012

31.1	Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Executive Compensation Plan or Agreement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.