Form 10-Q
period 2012-09-30
REALNETWORKS INC
filed 2012-11-08
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 25, 2012 was 35,240,161.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$170,702	$106,333
Short-term investments	103,046	78,739
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	35,716	41,165
Deferred costs, current portion	1,910	1,424
Prepaid expenses and other current assets	19,901	21,902
Total current assets	331,275	249,563
Equipment, software, and leasehold improvements, at cost:
Equipment and software	100,053	104,352
Leasehold improvements	26,184	25,947
Total equipment, software, and leasehold improvements, at cost	126,237	130,299
Less accumulated depreciation and amortization	93,287	92,825
Net equipment, software, and leasehold improvements	32,950	37,474
Restricted cash equivalents and investments	10,064	10,168
Equity method investments	3,703	7,798
Available for sale securities	36,819	37,204
Other assets	3,197	2,954
Deferred costs, non-current portion	170	843
Deferred tax assets, net, non-current portion	4,566	18,419
Other intangible assets, net	4,085	7,169
Goodwill	6,375	6,198
Total assets	$433,204	$377,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,350	$17,151
Accrued and other liabilities	62,215	59,194
Deferred revenue, current portion	11,558	11,835
Accrued loss on excess office facilities, current portion	747	596
Total current liabilities	95,870	88,776
Deferred revenue, non-current portion	159	195
Accrued loss on excess office facilities, non-current portion	1,229	2,151
Deferred rent	2,712	2,944
Deferred tax liabilities, net, non-current portion	1,085	1,443
Other long-term liabilities	10,290	10,994
Total liabilities	111,345	106,503
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,198 shares in 2012 and 34,422 shares in 2011	35	34
Additional paid-in capital	584,210	575,515
Accumulated other comprehensive loss	(24,774)	(24,884)
Retained deficit	(237,612)	(279,378)
Total shareholders’ equity	321,859	271,287
Total liabilities and shareholders’ equity	$433,204	$377,790
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue (A)	$59,088	$84,414	$191,578	$255,467
Cost of revenue (B)	25,244	31,816	78,633	94,548
Gross profit	33,844	52,598	112,945	160,919
Sale of patents and other technology assets, net of costs (See Note 1)	—	—	116,353	—
Operating expenses:
Research and development	15,321	16,496	49,167	54,200
Sales and marketing	21,972	28,625	68,462	85,958
General and administrative	8,759	10,522	35,103	27,018
Restructuring and other charges	10,724	438	13,872	7,850
Loss (gain) on excess office facilities	243	—	243	(174)
Total operating expenses	57,019	56,081	166,847	174,852
Operating income (loss)	(23,175)	(3,483)	62,451	(13,933)
Other income (expenses):
Interest income, net	164	672	1,033	1,362
Gain (loss) on sale of equity and other investments, net	2,210	—	5,288	—
Equity in net loss of Rhapsody investment	(1,613)	(1,440)	(4,095)	(5,739)
Other income (expense), net	248	(228)	1,674	(661)
Total other income (expenses), net	1,009	(996)	3,900	(5,038)
Income (loss) before income taxes	(22,166)	(4,479)	66,351	(18,971)
Income tax benefit (expense)	(48)	(703)	(24,583)	(5,365)
Net income (loss)	$(22,214)	$(5,182)	$41,768	$(24,336)
Basic net income (loss) per share	$(0.63)	$(0.15)	$1.20	$(0.71)
Diluted net income (loss) per share	$(0.63)	$(0.15)	$1.19	$(0.71)
Shares used to compute basic net income (loss) per share	34,998	34,199	34,747	34,081
Shares used to compute diluted net income (loss) per share	34,998	34,199	35,000	34,081
Comprehensive income (loss):
Unrealized investment holding gains (losses)	$5,407	$12,401	$1,840	$11,014
Foreign currency translation gains (losses)	506	(4,335)	(1,730)	(425)
Total other comprehensive income (loss)	5,913	8,066	110	10,589
Net income (loss)	(22,214)	(5,182)	41,768	(24,336)
Comprehensive income (loss)	$(16,301)	$2,884	$41,878	$(13,747)
(A) Components of net revenue:
License fees	$11,957	$15,344	$41,137	$50,576
Service revenue	47,131	69,070	150,441	204,891
	$59,088	$84,414	$191,578	$255,467
(B) Components of cost of revenue:
License fees	$3,226	$3,458	$9,143	$13,504
Service revenue	22,018	28,358	69,490	81,044
	$25,244	$31,816	$78,633	$94,548
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$41,768	$(24,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,478	12,519
Stock-based compensation	6,419	9,086
Loss (gain) on disposal of equipment, software, and leasehold improvements	1,965	81
Equity in net loss of Rhapsody	4,095	5,739
Excess tax benefit from stock option exercises	—	(57)
Deferred income taxes, net	22,399	(429)
Gain on sale of patent and other technology assets, net of costs	(116,353)	—
Gain on sale of equity and other investments, net	(5,288)	—
Realized translation gain	(1,968)	—
Other	—	(19)
Net change in certain operating assets and liabilities:
Trade accounts receivable	5,848	9,328
Prepaid expenses and other assets	(2,956)	11,575
Accounts payable	3,683	(13,376)
Accrued and other liabilities	(2,840)	(17,487)
Net cash provided by (used in) operating activities	(30,750)	(7,376)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(6,478)	(6,013)
Proceeds from sale of patents and other technology assets, net of costs	116,353	—
Proceeds from sale of equity and other investments	7,244	—
Purchases of short-term investments	(76,191)	(77,078)
Proceeds from sales and maturities of short-term investments	51,885	95,104
Decrease (increase) in restricted cash equivalents and investments, net	103	(141)
Payment of acquisition costs, net of cash acquired	—	(2,888)
Net cash provided by (used in) investing activities	92,916	8,984
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	3,240	1,940
Common Stock cash dividend paid	—	(136,793)
Tax payments from shares withheld upon vesting of restricted stock	(964)	—
Excess tax benefit from stock option exercises	—	57
Net cash provided by (used in) financing activities	2,276	(134,796)
Effect of exchange rate changes on cash and cash equivalents	(73)	(19)
Net increase (decrease) in cash and cash equivalents	64,369	(133,207)
Cash and cash equivalents, beginning of period	106,333	236,018
Cash and cash equivalents, end of period	$170,702	$102,811
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$247	$3,691
Cash paid for income taxes	$2,015	$4,435
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$116	$—
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2012 and 2011

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
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (10-Q or Report), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on investment securities and foreign currency translation gains (losses), net of applicable tax, as follows (in thousands):

	September 30, 2012	December 31, 2011
Unrealized gains on investments, net of taxes	$29,158	$27,318
Foreign currency translation adjustments	(53,932)	(52,202)
Accumulated other comprehensive income (loss)	$(24,774)	$(24,884)
For the nine months ended September 30, 2012 we liquidated the investment in certain of our foreign entities and recorded a net pre-tax gain of $2.0 million in Other income (expense), net, in the consolidated statement of operations upon the release of the same amount of cumulative foreign exchange translation gain (loss) from accumulated other comprehensive income (loss) on the balance sheet.
In the quarter and nine months ended September 30, 2012 we realized pre-tax gains of $2.2 million and $4.3 million in the consolidated statement of operations related to the sale of a portion of the equity shares we hold in LoEn Entertainment, Inc., with the same amounts reclassified from accumulated other comprehensive income (loss) on the balance sheet. For more information see Note 5, Fair Value Measurements.
Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel) pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement), dated as of January 26, 2012, between the Company and Intel. In accordance with the Asset Purchase Agreement, Intel acquired the assets for a cash purchase price of $120.0 million. In addition, pursuant to the license agreement, dated as of January 26, 2012 (the “License Agreement”), between Intel and the Company, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the License Agreement) and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses. The transferability of the License Agreement is limited in the event of a change of control or character of the Company, as set forth in the License Agreement.
The entire $120.0 million of cash proceeds we received, net of certain direct costs incurred, was recorded as a gain on our statement of operations in the quarter ending June 30, 2012, since the patent assets and other technology had a net book value of zero. The gain recognized of $116.4 million in the nine months ended September 30, 2012 was net of related direct costs for the sale transaction totaling $3.6 million incurred in the first and second quarters of 2012.
Note 2. Recent Accounting Pronouncements
With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, to be implemented as compared to the recent accounting pronouncements described in the 10-K that are of significance or potential significance to RealNetworks.
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
Note 3. Stock-Based Compensation
Total stock-based compensation expense recognized was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$2,354	$2,957	$6,419	$9,086
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.48%	0.82%	0.51%	1.71%
Expected life (years)	4.1	4.0	4.1	4.0
Volatility	58%	54%	58%	54%

The total stock-based compensation amounts for 2012 and 2011 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations, including amounts that are reported in Restructuring and other charges. No stock-based compensation was capitalized as part of the cost of an asset as of September 30, 2012 or December 31, 2011. As of September 30, 2012, we had $12.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Note 4. Rhapsody Joint Venture
RealNetworks initially formed in 2007 a joint venture with MTV Networks, a division of Viacom International Inc.

(MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of Rhapsody. Subsequent to the restructuring transaction, the operating results of Rhapsody have been accounted for under the equity method of accounting for investments, and our proportionate share of the income or loss is recognized as a component of Other income (expenses), net in the statements of operations. As of September 30, 2012 we owned approximately 45% of Rhapsody. RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in early 2013, and are discussed further in Footnote 18, Related Party Transactions.
We recorded our share of losses in the operations of Rhapsody of $1.6 million and $4.1 million for the quarter and nine months ended September 30, 2012, respectively. Our share of losses in the operations of Rhapsody for the quarter and nine months ended September 30, 2011 were $1.4 million and $5.7 million, respectively. The carrying value of our Rhapsody investment was $3.5 million as of September 30, 2012.
Summarized financial operating information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$36,389	$30,453	$109,368	$93,508
Gross profit	9,266	10,512	28,757	29,358
Net loss	(3,424)	(3,064)	(9,031)	(12,211)
Note 5. Fair Value Measurements
We measure certain financial assets at fair value on a recurring basis, including cash equivalents, short-term investments, and equity investments of publicly traded companies. The fair value of these financial assets was determined based on three levels of inputs:

•	Level 1: Quoted prices in active markets for identical assets or liabilities

•
Level 2: Directly or indirectly observed inputs for the asset or liability, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Significant unobservable inputs that reflect our own estimates of assumptions that market participants would use
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of
	September 30, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,331	$—	$10,331	$—
Corporate notes and bonds	83,473	—	83,473	—
Short-term investments:
Corporate notes and bonds	68,178	—	68,178	—
U.S. government agency securities	34,868	32,016	2,852	—
Restricted cash equivalents and investments	10,064	10,064	—	—
Equity investments in publicly traded securities	36,819	36,819	—	—
Total	$243,733	$78,899	$164,834	$—

	Fair Value Measurements as of
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,544	$—	$6,544	$—
Corporate notes and bonds	20,697	—	20,697	—
Short-term investments:
Corporate notes and bonds	39,254	—	39,254	—
U.S. government agency securities	39,485	34,881	4,604	—
Restricted cash equivalents and investments	10,168	10,168	—	—
Equity investments in publicly traded securities	37,204	37,204	—	—
Total	$153,352	$82,253	$71,099	$—
Our equity investments in publicly traded companies consisted of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $8.6 million as of September 30, 2012 and $10.8 million at December 31, 2011. In the quarter ended September 30, 2012 we sold for a gain a portion of the LoEn shares we hold, resulting in cash proceeds of $3.1 million and a pre-tax gain of $2.2 million. For the nine months ended September 30, 2012 cash proceeds from these sales totaled $6.4 million and the pre-tax gain was $4.3 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2012 and 2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of September 30, 2012, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$76,898	$76,898
Money market mutual funds	10,331	10,331
Corporate notes and bonds	83,473	83,473
Total cash and cash equivalents	170,702	170,702
Short-term investments:
Corporate notes and bonds	68,094	68,178
U.S. government agency securities	34,845	34,868
Total short-term investments	102,939	103,046
Total cash, cash equivalents and short-term investments	$273,641	$273,748
Restricted cash equivalents and investments	$10,064	$10,064
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
Substantially all of the restricted cash equivalents and investments amounts as of September 30, 2012, and December 31, 2011 relate to cash pledged as collateral against a letter of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2012 and 2011 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2012 and December 31, 2011 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The contractual maturities of short-term investments as of September 30, 2012, were as follows (in thousands):

Estimated Fair Value
Within one year	$72,862
Between one year and five years	30,184
Total short-term investments	$103,046
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2011	$1,445	$668
Addition (reduction) to allowance	(127)	138
Amounts written off	(219)	(118)
Foreign currency translation	8	—
Balances, September 30, 2012	$1,107	$688
One customer accounted for 12% of trade accounts receivable as of September 30, 2012. As of December 31, 2011, one customer accounted for 17% of trade accounts receivable. One customer accounted for 11%, or $6.4 million, of revenue during the quarter ended September 30, 2012, in our Emerging segment. No one customer accounted for more than 10% of total revenue during the quarter ended September 30, 2011, or during the nine months ended September 30, 2012 and 2011.
Note 8. Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,863	$26,735	$3,128
Developed technology	24,075	23,123	952
Patents, trademarks and tradenames	3,442	3,442	—
Service contracts and other	5,366	5,361	5
Total other intangible assets, September 30, 2012	$62,746	$58,661	$4,085
Total other intangible assets, December 31, 2011	$69,631	$62,462	$7,169
Note 9. Goodwill
Changes in goodwill (in thousands):

Balances, December 31, 2011	$6,198
Effects of foreign currency translation	177
Balances, September 30, 2012	$6,375

Goodwill by the Company’s segments (in thousands):

September 30, 2012
Core products	$779
Emerging products	580
Games	5,016
Total goodwill	$6,375
Note 10. Accrued and Other Liabilities
Accrued and other liabilities consisted of (in thousands):

	September 30, 2012	December 31, 2011
Royalties and other fulfillment costs	$22,562	$26,651
Employee compensation, commissions and benefits	14,503	12,698
Sales, VAT and other taxes payable	11,053	11,389
Deferred tax liabilities—current	4,080	232
Other	10,017	8,224
Total accrued and other liabilities	$62,215	$59,194
Note 11. Restructuring Charges
Restructuring and other charges in 2012 and 2011 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile.
In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, with the reductions expected to be completed by the end of the first quarter of 2013. In the third quarter of 2012 we also assigned two of our existing domestic carrier service contracts for ringback tone, ring tone, and music on demand services to a third party. These actions resulted in the recording of restructuring charges totaling $10.7 million in the third quarter of 2012, comprised of employee separation costs of $5.0 million, contract assignment costs of $3.6 million and asset disposal and other costs of $2.1 million. The asset disposal cost recognized was for fixed assets and deferred labor costs related to the assigned carrier service contracts.
Details of restructuring charges for the nine months ended September 30, 2012 and 2011 are in the table below. Non-cash employee separation expenses incurred were for the incremental expense related to certain stock options for a separated employee. The amount accrued at September 30, 2012 for employee separation includes costs for those employees who will be separated in the early part of the fourth quarter of 2012 and is expected to be paid out by the end of 2012. The amount accrued for contract assignment is expected to be paid out by the end of 2013.
Restructuring charges by type of cost (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Asset Disposal Expense and Other	Total
Costs incurred and charged to expense for the nine months ended September 30, 2012	$8,099	$3,629	$2,144	$13,872
Costs incurred and charged to expense for the nine months ended September 30, 2011	$6,957	$0	$893	$7,850

Changes to the accrued restructuring cost liability (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2011	$131	$0	$131
Costs incurred and charged to expense for the nine months ended September 30, 2012, excluding non-cash charges	7,347	3,629	10,976
Cash payments	(5,702)	(1,929)	(7,631)
Accrued liability as of September 30, 2012	$1,776	$1,700	$3,476

Note 12. Loss on Excess Office Facilities
As a result of the reduction in use of RealNetworks' office space, primarily in the corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. We regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to the accrued loss on excess office facilities (in thousands):

Accrued loss December 31, 2011	$2,747
Less amounts paid, net of sublease amounts	(865)
Adjustments to lease loss accrual for the nine months ended September 30, 2012, including sublease income estimate revision	94
Accrued loss September 30, 2012	1,976
Less current portion	(747)
Accrued loss, non-current portion	$1,229
Note 13. Income Taxes
As of September 30, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 10-K. We currently anticipate the closure of foreign and domestic income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by up to $13.8 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Of this amount, we anticipate a decrease in our total unrecognized tax benefits by up to $12.7 million in the fourth quarter of 2012 as a result of settling a foreign tax examination shortly after the end of the third quarter of 2012. We are in the process of analyzing the impact of this settlement and currently expect to recognize a tax benefit in our consolidated statement of operations of approximately $11 million to $13 million relating to the recognition of unrecognized tax benefits in the fourth quarter of 2012.

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

Note 14. Earnings Per Share
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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders	$(22,214)	$(5,182)	$41,768	$(24,336)
Weighted average common shares outstanding used to compute basic EPS	34,998	34,199	34,747	34,081
Dilutive effect of stock based awards	—	—	253	—
Weighted average common shares outstanding used to compute diluted EPS	34,998	34,199	35,000	34,081
Basic EPS	$(0.63)	$(0.15)	$1.20	$(0.71)
Diluted EPS	$(0.63)	$(0.15)	$1.19	$(0.71)
During the quarter and nine months ended September 30, 2012, 4.3 million and 5.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and nine months ended September 30, 2011, 5.9 million and 6.0 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
Note 15. Commitments and Contingencies
Litigation. On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York. VoiceAge asserts that we have breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology and is seeking a material amount of damages. We have removed the proceedings to New York federal court. We dispute VoiceAge’s allegations and the magnitude of the claimed damages, but we are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.
On May 24, 2012, a putative class action lawsuit was filed against us in Illinois federal court by an individual consumer subscriber to one of our subscription products. The lawsuit asserted that certain online marketing practices of our marketing affiliates violate federal and state laws. In October 2012, we settled this matter for an immaterial amount.
On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits allege that T-Mobile and MetroPCS, respectively, infringe Callertone’s patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. We are unable to provide a meaningful quantification of the potential impact of the final resolution of these litigation matters on our future consolidated financial statements.
In July 2010, the Washington State Office of the Attorney General, or Washington AG, sent a letter referencing complaints from consumers relating to RealNetworks’ various consumer products since 2005. In light of the ensuing investigation commenced by the Washington AG, we accrued an estimated loss totaling $2.4 million during the first quarter of 2012. On May 24, 2012, we resolved the investigation through the entry of a consent decree filed in King County, Washington Superior Court. The consent decree provided for injunctive relief related to certain consumer marketing practices, for consumer restitution of up to $2.0 million, and for payment of the Washington AG’s costs and attorneys fees in the amount of $0.4 million. The consent decree resolved with prejudice all issues raised by the Washington AG in the complaint filed in the matter. Subsequent to the 90-day customer claims period that followed the filing of the consent decree, during the third quarter of 2012 it was determined that we would make payments of $0.4 million to eligible claimants, $0.5 million to the Washington AG as indirect restitution, and the $0.4 million to the Washington AG to cover its legal costs; all payments are expected to be made by the end of the fourth quarter of 2012. The total liability of $2.4 million originally accrued as of March 31, 2012, was reduced by the remaining amount of $1.1 million in the third quarter of 2012.
On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claims construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery resumed. On September 28, 2011, the District Court held a claims construction hearing, and on May 10, 2012, the District Court issued a ruling that was favorable to us and the other defendants. On or about August 8, 2012, the parties filed a stipulation with the District Court that, based on the District Court’s claims construction order, there is no infringement. We expect the stipulation filing to result in the District Court entering a judgment of non-infringement in favor of the defendants. Greenville has appealed the claims construction order and the judgment. At this time, we are unable to provide a meaningful quantification of the potential impact of the final resolution of this litigation on our future consolidated financial statements.
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
Note 16. Guarantees
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
Note 17. Segment Information

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
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the interim Chief Executive Officer, Chief Financial Officer, Executive Vice President, General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
Segment results for the quarters and nine months ended September 30, 2012 and 2011 were as follows (in thousands):
Core Products

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$34,078	$50,705	$110,025	$144,547
Cost of revenue	17,323	22,492	52,832	62,829
Gross profit	16,755	28,213	57,193	81,718
Operating expenses	15,575	19,398	50,072	57,958
Operating income (loss)	$1,180	$8,815	$7,121	$23,760

Emerging Products

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$10,134	$10,764	$30,206	$34,616
Cost of revenue	2,041	3,913	5,946	8,431
Gross profit	8,093	6,851	24,260	26,185
Operating expenses	8,245	8,884	22,883	28,144
Operating income (loss)	$(152)	$(2,033)	$1,377	$(1,959)

Games

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$14,876	$22,945	$51,347	$76,304
Cost of revenue	4,936	7,197	17,169	23,771
Gross profit	9,940	15,748	34,178	52,533
Operating expenses	11,648	14,159	38,171	46,184
Operating income (loss)	$(1,708)	$1,589	$(3,993)	$6,349

Corporate

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$944	$(1,786)	$2,686	$(483)
Gain on sale of patents and other technology assets, net of costs	—	—	116,353	—
Operating expenses	21,551	13,640	55,721	42,566
Operating income (loss)	$(22,495)	$(11,854)	$57,946	$(42,083)
Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$29,101	$38,969	$89,529	$125,422
Europe	12,470	18,059	43,021	56,043
Rest of the world	17,517	27,386	59,028	74,002
Total net revenue	$59,088	$84,414	$191,578	$255,467
Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region were as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$31,393	$38,543
Europe	2,474	2,949
Rest of the world	9,543	9,349
Total long-lived assets	$43,410	$50,841
Net assets by geographic location were as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$283,847	$225,271
Europe	24,041	30,130
Rest of the world	13,971	15,886
Total net assets	$321,859	$271,287
Note 18. Related Party Transactions
Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services . These support services are expected to be completed in early 2013, unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and nine months ended September 30, 2012, we charged Rhapsody $0.2 million and $0.7 million, respectively, for the support services. During the quarter and nine months ended September 30, 2011, we charged Rhapsody $0.2 million and $2.0 million, respectively, for the support services.

Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). We paid market price for the common shares of LoEn, which are traded on the Korean Securities Dealers Automated Quotations. Our investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive loss. During the quarter and nine months ended September 30, 2012, we recorded revenue from LoEn of $4.0 million and $12.0 million, respectively. During the quarter and nine months ended September 30, 2011, we recorded revenue from LoEn of $7.0 million and $15.6 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, we also recorded accounts receivable of $3.3 million as of September 30, 2012. Accounts payable and cost of revenue associated with LoEn as of and for the periods ended September 30, 2012 and 2011 were nominal.

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
In the quarter and nine months ended September 30, 2012, our consolidated revenue declined by $25.3 million and $63.9 million, respectively, compared with the comparable periods in 2011. The declines in both the quarter and nine-month periods were principally the result of declines in revenue in both our Core Products and Games segments.

Our SaaS business within Core Products continues to experience competitive pricing pressure from carriers and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services, which prevents this revenue from rising in spite of increased usage of our services. In our Games segment, consumer’s game play continues to shift from downloadable PCs games and online game subscriptions, where we currently generate 85% of overall Games revenues, to social networks and mobile devices. Since 2011, we have been focusing on developing social games and monetizing social game play experiences. However, the revenue we currently generate from social games is not a significant portion of our Games revenue. Our Emerging Products segment is experiencing declines in revenue as a result of market saturation related to third-party software products we distribute.

We continue to focus on aligning our operating expenses with our revenue profile, and in the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, with the reductions expected to be completed by the end of the first quarter of 2013. In the third quarter of 2012 we also assigned two of our existing domestic carrier service contracts for ringback tone, ring tone, and music on demand services to a third party. These actions resulted in the recording of restructuring charges totaling $10.7 million in the third quarter of 2012. Of the total 160 positions being eliminated, approximately one-third of the impacted individual employees could be reassigned to another position within the Company. Because of this uncertainty, no severance expense was recorded for this group as of September 30, 2012, however, to the extent that we are unable to reassign any of these individuals, we expect to record additional severance charges.
In the second quarter of 2012 we completed the sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies pursuant to the Asset Purchase Agreement with Intel Corporation dated January 26, 2012. We received gross cash consideration of $120.0 million from the sale, and reported the sales proceeds, net of related direct costs, as a gain on the statement of operations. This gain accounts for the material improvement in our operating income (loss) and net income (loss) for nine months ended September 30, 2012, compared with the 2011 prior year period.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Total revenue	$59,088	$84,414	$(25,326)	(30)%	$191,578	$255,467	$(63,889)	(25)%
Cost of revenue	25,244	31,816	(6,572)	(21)%	78,633	94,548	(15,915)	(17)%
Gross profit	33,844	52,598	(18,754)	(36)%	112,945	160,919	(47,974)	(30)%
Gross margin	57%	62%			59%	63%
Sale of patent assets and other technology assets, net of costs	—	—	—	—%	116,353	—	116,353	100%
Operating expenses	57,019	56,081	938	2%	166,847	174,852	(8,005)	(5)%
Operating income (loss)	$(23,175)	$(3,483)	$(19,692)	(565)%	$62,451	$(13,933)	$76,384	548%
In the third quarter of 2012, our total consolidated revenue declined by $25.3 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $16.6 million in our Core Products segment and a decline of $8.1 million in our Games segment, due to the factors described above. Gross margin declined to 57% from 62% for the year earlier quarter as a result of a decrease of $4.2 million in royalty expense in the prior year, due to a change in estimates in our accrued royalties.
Operating expenses increased by $0.9 million in the quarter ended September 30, 2012, compared with the prior year primarily due to increased restructuring costs of $10.3 million. This increase was partially offset by reduced personnel and related costs of $7.3 million, and reduced marketing expenses of $1.7 million, due in turn to our ongoing work to align our operating expenses with our revenue profile.
For the nine months ended September 30, 2012, our total consolidated revenue declined by $63.9 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $34.5 million in our Core Products segment, a decline of $25.0 million in our Games segment, and a decline of $4.4 million in our Emerging Products segment, due to the factors described above. Gross margin declined to 59% from 63% compared with the year-earlier period as a result of a decrease of $5.5 million in royalty expense in the prior year, due to a change in estimates in our accrued royalties.
Operating expenses improved by $8.0 million for the nine months ended September 30, 2012, compared with the prior year period due primarily to reduced personnel and related costs of $16.1 million, and reduced marketing expenses of $5.0 million, due in turn to our ongoing work to align our operating expenses with our revenue profile. These declines were partially offset by an increase in restructuring costs totaling $6.0 million, and expenses we recorded of $1.3 million in the nine months ended September 30 2012, associated with the investigation by the Washington State Attorney General’s Office, which was resolved through a consent decree entered into in the quarter ended June 30, 2012. In addition, operating expenses in the nine months ended September 30, 2011 were favorably impacted by a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expenses during the quarter ended March 31, 2011.
The gain from the sale of patents and other technology assets to Intel Corporation of $117.9 million in the second quarter of 2012 reflects the cash proceeds of $120.0 million less $2.1 million of direct expenses incurred in that quarter. We incurred $1.6 million of direct expenses in the first quarter of 2012, resulting in a net gain of $116.4 million for the nine months ended September 30, 2012.
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
Core Products segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$34,078	$50,705	$(16,627)	(33)%	$110,025	$144,547	$(34,522)	(24)%
Cost of revenue	17,323	22,492	(5,169)	(23)%	52,832	62,829	(9,997)	(16)%
Gross profit	16,755	28,213	(11,458)	(41)%	57,193	81,718	(24,525)	(30)%
Gross margin	49%	56%			52%	57%
Operating expenses	15,575	19,398	(3,823)	(20)%	50,072	57,958	(7,886)	(14)%
Operating income (loss)	$1,180	$8,815	$(7,635)	(87)%	$7,121	$23,760	$(16,639)	(70)%
Total Core Products revenue decreased by $16.6 million in the quarter ended September 30, 2012, compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $9.7 million. The decline in SaaS revenue was due primarily to a $7.4 million decline in our ringback tone, music on demand and intercarrier messaging revenues due to both fewer subscribers and lower contract prices. Revenue from systems integration declined $3.6 million, and revenues on our SuperPass product decreased $2.4 million due to a decline in subscribers.
Total Core Products revenue decreased by $34.5 million for the nine months ended September 30, 2012, compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $23.7 million. The decline in SaaS revenue was due primarily to a $19.6 million decline in our ringback tone, intercarrier messaging and video on demand revenues due to both fewer subscribers and lower contract prices. Revenue from our SuperPass product decreased $5.0 million due to a decline in subscribers, and revenue from systems integration declined $4.3 million.
Cost of revenue decreased during the quarter and the nine months ended September 30, 2012 by $5.2 million and $10.0 million, respectively, compared with the year-earlier periods. During the quarter and nine months ended, costs related to our SaaS offerings decreased by $2.9 million and $6.8 million, respectively. In addition, costs related to systems integration sales decreased during the quarter and nine months ended by $2.5 million and $3.2 million, respectively. Partially offsetting these decreases was an increase in costs compared to the prior year periods due to a reduction in royalty expense from a change in estimates of our accrued royalties related to our SuperPass product during the quarter and nine months ended September 30, 2011, of $1.3 million and $1.9 million, respectively.
Operating expenses declined by $3.8 million and $7.9 million for the quarter and nine months ended September 30, 2012, respectively, compared with the year-earlier periods, primarily due to reductions in personnel and related costs that resulted from our ongoing work to align our operating expenses with our revenue profile.
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
Emerging Products segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$10,134	$10,764	$(630)	(6)%	$30,206	$34,616	$(4,410)	(13)%
Cost of revenue	2,041	3,913	(1,872)	(48)%	5,946	8,431	(2,485)	(29)%
Gross profit	8,093	6,851	1,242	18%	24,260	26,185	(1,925)	(7)%
Gross margin	80%	64%			80%	76%
Operating expenses	8,245	8,884	(639)	(7)%	22,883	28,144	(5,261)	(19)%
Operating income (loss)	$(152)	$(2,033)	$1,881	93%	$1,377	$(1,959)	$3,336	170%

Total Emerging Products revenue decreased by $0.6 million and $4.4 million in the quarter and nine months ended September 30, 2012, respectively, compared with the year-earlier periods. These decreases were primarily due to lower revenue from advertising during the quarter and nine months ended, of $0.6 million and $2.0 million, respectively. In addition, revenue related to the distribution of third-party software declined during the nine months ended September 30, 2012 by $2.7 million, due to fewer units distributed.
Cost of revenue decreased by $1.9 million and $2.5 million for the quarter and nine months ended September 30, 2012, respectively, primarily due to the cost impacts of certain advertising agreements that occurred in 2011.
Operating expenses decreased by $0.6 million and $5.3 million for the quarter and nine months ended September 30, 2012, respectively, compared with the year-earlier periods. The decreases were due in part to reductions in personnel and related costs that resulted from our ongoing work to align our operating expenses with our revenue profile, during the quarter and nine months ended, of $1.8 million and $6.6 million, respectively. Partially offsetting these decreases was increased marketing spend to drive the distribution of RealPlayer, during the quarter and nine months ended, of $1.3 million and $1.6 million, respectively.
Games
The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.
Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$14,876	$22,945	$(8,069)	(35)%	$51,347	$76,304	$(24,957)	(33)%
Cost of revenue	4,936	7,197	(2,261)	(31)%	17,169	23,771	(6,602)	(28)%
Gross profit	9,940	15,748	(5,808)	(37)%	34,178	52,533	(18,355)	(35)%
Gross margin	67%	69%			67%	69%
Operating expenses	11,648	14,159	(2,511)	(18)%	38,171	46,184	(8,013)	(17)%
Operating income (loss)	$(1,708)	$1,589	$(3,297)	(207)%	$(3,993)	$6,349	$(10,342)	(163)%

Total Games revenue decreased by $8.1 million in the quarter ended September 30, 2012, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed $3.2 million and $2.9 million, respectively, to the decline during the period. The decrease in license revenue reflected a decrease in the number of games sold through our games syndication services of $0.9 million, as well as lower sales of mobile games of $1.3 million. Lower subscription revenue was a result of fewer subscribers compared with the year-earlier period.
Total Games revenue decreased by $25.0 million for the nine months ended September 30, 2012, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed $10.9 million and $8.4 million, respectively, to the decline during the period. The decrease in license revenue included a decrease in the number of games sold through our games syndication services of $4.4 million, as well as lower sales of mobile games of $3.6 million. Lower subscription revenue was a result of fewer subscribers compared with the year-earlier period.
Cost of revenue decreased by $2.3 million and $6.6 million in the quarter and nine months ended September 30, 2012, respectively, compared with the year-earlier periods. These decreases were primarily due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue.
Operating expenses declined by $2.5 million and $8.0 million for the quarter and nine months ended September 30, 2012, respectively, compared with the year-earlier periods. The decreases were mainly due to reductions in marketing expenses of $2.1 million and $5.6 million, primarily related to our non-social games, in the quarter and nine months ended September 30, 2012, respectively.
Corporate
Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, restructuring costs and losses on excess office facilities.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Cost of revenue	$944	$(1,786)	$2,730	153%	$2,686	$(483)	$3,169	656%
Gain on sale of patent assets and other technology assets, net of costs	—	—	—	—%	116,353	—	116,353	100%
Operating expenses	21,551	13,640	7,911	58%	55,721	42,566	13,155	31%
Operating income (loss)	$(22,495)	$(11,854)	$(10,641)	(90)%	$57,946	$(42,083)	$100,029	238%
Cost of revenue increased during the quarter and nine months ended September 30, 2012 by $2.7 million and $3.2 million, respectively, primarily due to a reduction in expense in the prior year periods from a change in estimates of our accrued royalties on our historical music business of approximately $2.8 million and $3.6 million during the quarter and nine months ended September 30, 2011, respectively.
The net gain from the sale of patents and other technology assets to Intel Corporation of $116.4 million in the nine months ended September 30, 2012 reflects the cash proceeds of $120.0 million in the second quarter, less $3.6 million of direct transaction expenses incurred during the first and second quarters.
Operating expenses increased by $7.9 million in the quarter ended September 30, 2012, compared with the year-earlier period. The increase compared with the prior period was primarily due to an increase in restructuring costs of $10.3 million. This increase was partially offset by reductions in personnel and related costs of $2.3 million, which resulted from our ongoing work to align our operating expenses with our revenue profile.
Operating expenses increased by $13.2 million for the nine months ended September 30, 2012, compared with the year-earlier period. The increase compared with the prior period was primarily due to increased restructuring costs and losses on excess office facilities totaling $6.4 million, and to the impact of a benefit in the first quarter of 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the prior year. These increases were partially offset by reductions in personnel and related costs of $1.7 million in the nine months ended September 30, 2012, which resulted from our ongoing work to align our operating expenses with our revenue profile.
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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Research and development	$15,321	$16,496	$(1,175)	(7)%	$49,167	$54,200	$(5,033)	(9)%
Sales and marketing	21,972	28,625	(6,653)	(23)%	68,462	85,958	(17,496)	(20)%
General and administrative	8,759	10,522	(1,763)	(17)%	35,103	27,018	8,085	30%
Restructuring and other charges	10,724	438	10,286	2,348%	13,872	7,850	6,022	77%
Loss (gain) on excess office facilities	243	—	243	100%	243	(174)	417	240%
Total consolidated operating expenses	$57,019	$56,081	$938	2%	$166,847	$174,852	$(8,005)	(5)%
Research and development expenses decreased by $1.2 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $1.1 million resulting from our ongoing work to align our operating expenses with our revenue profile.
Research and development expenses decreased by $5.0 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $4.1 million resulting from our ongoing work to align our operating expenses with our revenue profile.
Sales and marketing expenses decreased by $6.7 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $4.5 million resulting from our ongoing work to align our operating expenses with our revenue profile and to lower expenses for marketing and related activities of $1.7 million.
Sales and marketing expenses decreased by $17.5 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $11.3 million resulting from our ongoing work to align our operating expenses with our revenue profile and to lower expenses for marketing and related activities of $5.3 million.
General and administrative expenses decreased by $1.8 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to an expense benefit of $1.1 million in the third quarter of 2012 related to the previously disclosed investigation by the Washington State Attorney General's office, for which we originally accrued an estimated expense of $2.4 million for in the first quarter of 2012. The matter was resolved and the related ultimate loss amount to RealNetworks was determined in the third quarter, at an amount totaling $1.3 million. For additional details, see Note 15, Commitments and Contingencies.
General and administrative expenses increased by $8.1 million for the nine months ended September 30, 2012, compared with the year-earlier period. This increase was primarily due to the impact of a benefit in the first quarter of 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the prior year, and to expenses totaling $1.3 million for the nine months ended September 30, 2012 for amounts associated with the Washington State Attorney General’s office matter described above.
Restructuring and other charges in 2012 and 2011 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, with the reductions expected to be completed by the end of the first quarter of 2013. In the third quarter of 2012 we also assigned two of our existing domestic carrier service contracts for ringback tone, ring tone, and music on demand services to a third party. These actions resulted in the recording of restructuring charges totaling $10.7 million in the third quarter of 2012. Of the total 160 positions being eliminated, approximately one-third of the impacted individual employees could be reassigned to another position within the Company. Because of this uncertainty, no severance expense was recorded for this group as of September 30, 2012, however, to the extent that we are unable to reassign any of these individuals, we expect to record additional severance charges.

Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income, net	$164	$672	$(508)	(76)%	$1,033	$1,362	$(329)	(24)%
Gain (loss) on sale of equity investments, net	$2,210	$—	$2,210	100%	$5,288	$—	$5,288	100%
Equity in net loss of Rhapsody	(1,613)	(1,440)	(173)	(12)%	(4,095)	(5,739)	1,644	29%
Other income (expense), net	248	(228)	476	209%	1,674	(661)	2,335	353%
Total other income (expense), net	$1,009	$(996)	$2,005	201%	$3,900	$(5,038)	$8,938	177%
The increase in Other income (expense), net, of $2.0 million for the quarter ended September 30, 2012, was primarily due to the gain on the sale of a portion of our investment in LoEn Entertainment, Inc. totaling $2.2 million, which is discussed further in Note 1, Description of Business and Summary of Significant Accounting Policies.
The increase in Other income (expense), net, of $8.9 million for the nine months ended September 30, 2012, was due primarily to the gain on the sale of a portion of our investment in LoEn Entertainment, Inc. and a gain on the sale of our Film.com assets, totaling $5.3 million. Also contributing to the increase were non-cash gains for the nine months ended September 30, 2012, due to the release of a $2.0 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidations of investments in certain of our foreign entities.
We account for our investment in Rhapsody under the equity method of accounting for investments. Under this method, our proportionate share of the reported income (loss) of Rhapsody is recognized in our statement of operations, and as an increase (decrease) to the net carrying value of our Rhapsody investment. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended September 30, 2012 and 2011, we recognized income tax expense of $48 thousand and $0.7 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2012 and 2011, we recognized income tax expense of $24.6 million and $5.4 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense and the change in income tax expense as a percentage of pre-tax income during the quarter and nine months ended September 30, 2012, was largely the result of a change in the jurisdictional income mix and the impact of the second quarter 2012 gain on the sale of patents and other assets to Intel Corporation.
The sale of patents and other technology assets to Intel Corporation, which was completed on April 5, 2012 and is described in more detail in Note 1, Description of Business and Summary of Significant Accounting Policies, was recorded as a gain, before certain direct costs, of $120.0 million in the quarter ended June 30, 2012. For GAAP reporting purposes, this transaction was considered a discrete item for the quarter ended June 30, 2012. Because of our U.S. net operating loss carryforwards and capital loss carryforwards, we do not expect to incur any significant cash tax costs related to this transaction.
As of September 30, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2011 10-K. We currently anticipate the closure of foreign and domestic income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by up to $13.8 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Of this amount, we anticipate a decrease in our total unrecognized tax benefits by up to $12.7 million in the fourth quarter of 2012 as a result of settling a foreign tax examination shortly after the end of the third quarter of 2012. We are in the process of analyzing the impact of this settlement and currently expect to recognize a tax benefit in our consolidated statement of operations of approximately $11 million to $13 million relating to the recognition of unrecognized tax benefits in the fourth quarter of 2012.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended September 30, 2012, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the third quarter of 2012 was minimal.
As of September 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
United States	$29,101	$38,969	$(9,868)	(25)%	$89,529	$125,422	$(35,893)	(29)%
Europe	12,470	18,059	(5,589)	(31)%	43,021	56,043	(13,022)	(23)%
Rest of world	17,517	27,386	(9,869)	(36)%	59,028	74,002	(14,974)	(20)%
Total net revenue	$59,088	$84,414	$(25,326)	(30)%	$191,578	$255,467	$(63,889)	(25)%
Revenue in the United States declined by $9.9 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $4.1 million, lower sales of games subscriptions and licenses of $2.6 million, and lower sales of SuperPass subscriptions of $1.8 million due to fewer subscribers.
Revenue in the United States declined by $35.9 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $14.5 million, lower sales of games subscriptions and licenses of $10.4 million, lower sales of SuperPass subscriptions of $3.7 million, lower technology licensing revenue of $2.8 million, and lower revenue related to the distribution of third-party products of $2.1 million.
Revenue in Europe declined by $5.6 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games segment of $4.0 million. In addition, foreign currency fluctuations of the U.S. dollar against the euro negatively affected revenue for the quarter ended in Europe by approximately $1.7 million.
Revenue in Europe declined by $13.0 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games segment of $11.2 million. In addition, foreign currency fluctuations of the U.S. dollar against the euro negatively affected revenue for the nine months ended in Europe by approximately $4.4 million.
Revenue in the rest of world decreased by $9.9 million for the quarter ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $4.9 million, and lower revenue from systems integration sales of $3.6 million.
Revenue in the rest of world decreased by $15.0 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $8.5 million, and lower revenue from systems integration sales of $4.4 million.
License Fees and Service Revenue

License fees and Service revenue were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
License	$11,957	$15,344	$(3,387)	(22)%	$41,137	$50,576	$(9,439)	(19)%
Service	47,131	69,070	(21,939)	(32)%	150,441	204,891	(54,450)	(27)%
Total net revenue	$59,088	$84,414	$(25,326)	(30)%	$191,578	$255,467	$(63,889)	(25)%
License Fees.
License fees decreased by $3.4 million for the quarter ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games segment of $3.5 million.
License fees decreased by $9.4 million for the nine months ended September 30, 2012, compared with the year-earlier period. Sales of games during the quarter declined by $11.3 million, offset in part by increased mobile software licensing revenues in our Core segment of $2.0 million compared with the year-earlier period.
Service Revenue.
Service revenue decreased by $21.9 million in the quarter ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to reduced service revenue from our SaaS offerings of $9.7 million, lower sales of our subscription products of $6.1 million, and lower systems integration sales of $3.6 million.
Service revenue decreased by $54.5 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decline was primarily due to reduced service revenue from our SaaS offerings of $23.7 million, lower sales of our subscription products of $15.1 million, lower advertising revenue of $6.3 million, lower systems integration sales of $4.4 million, and lower revenues related to the distribution of third-party products of $4.1 million.
Cost of License Fees and Service Revenue
Cost of License fees and Service revenues were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
License	$3,226	$3,458	$(232)	(7)%	$9,143	$13,504	$(4,361)	(32)%
Service	22,018	28,358	(6,340)	(22)%	69,490	81,044	(11,554)	(14)%
Total cost of revenue	$25,244	$31,816	$(6,572)	(21)%	$78,633	$94,548	$(15,915)	(17)%
Cost of License Fees.
Cost of license fees decreased by $4.4 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decrease was primarily due to reduced partner royalties expenses in our Games segment, as a result of the decline in Games revenue.
Cost of Service Revenue.
Cost of service revenue decreased by $6.3 million for the quarter ended September 30, 2012, compared with the year-earlier period. The decrease during the period is due in part to reduced costs associated with our SaaS services of $3.0 million, reduced costs associated with systems integration sales of $2.5 million, and a reduction in advertising costs of $1.3 million. The prior year quarter ended September 30, 2011 included $4.2 million in reversal of royalty expense, due to a change in estimates in our accrued royalties.
Cost of service revenue decreased by $11.6 million for the nine months ended September 30, 2012, compared with the year-earlier period. The decrease during the period is primarily due to reduced costs associated with our SaaS services of $6.9 million, reduced costs related to systems integrations of $3.2 million, and a reduction in advertising costs of $1.9 million. The prior year nine months ended September 30, 2011 included $5.5 million in reversal of royalty expense, due to a change in estimates in our accrued royalties.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements for information regarding new accounting pronouncements.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2012	December 31, 2011
Working capital	$235,405	$160,787
Cash, cash equivalents, and short-term investments	273,748	185,072
Restricted cash equivalents and investments	10,064	10,168
The increases in working capital and in cash, cash equivalents, and short-term investments from December 31, 2011 were primarily due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation in the second quarter of 2012, as discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, offset in part by cash used in operating activities.
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in) operating activities	$(30,750)	$(7,376)
Cash provided by (used in) investing activities	92,916	8,984
Cash provided by (used in) financing activities	2,276	(134,796)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of assets and the effect of changes in certain operating assets and liabilities.
The higher amount of cash used in operating activities for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the decline in revenues of $63.9 million for the nine months ended September 30, 2012 compared with the prior year period, which was partially offset by a decline in cost of revenue and operating expenses of $23.9 million for the same periods. We also had a net increase in cash of $3.7 million for the nine months ended September 30, 2012 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $10.0 million for the nine months ended September 30, 2011 related to changes in certain operating assets and liabilities.
For the nine months ended September 30, 2012, cash provided by investing activities of $92.9 million was due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation in the second quarter, and cash proceeds of $7.2 million related to the sale of certain equity and other investments, offset in part by purchases of equipment, software and leasehold improvements totaling $6.5 million, and purchases, net of sales and maturities, of short-term investments of $24.3 million. The net cash proceeds from the sale of certain patent and other technology assets to Intel Corporation were invested in liquid securities in the U.S.
For the nine months ended September 30, 2011, cash provided by investing activities of $9.0 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $18.0 million, offset by purchases of equipment, software and leasehold improvements of $6.0 million and the payment of acquisition costs of $2.9 million.
Financing activities for the nine months ended September 30, 2012 provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially by tax payments from shares withheld upon the vesting of employee restricted stock. Financing activities for the nine months ended September 30, 2011, used cash mainly from the payment of the special dividend to the holders of our common stock of approximately $136.8 million.
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
As of September 30, 2012, approximately $40.8 million of the $273.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of September 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 16, Guarantees, those guarantee obligations also constitute off-balance sheet arrangements.
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
As of September 30, 2012, $40.8 million of the $273.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2012. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2012, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2012, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended September 30, 2012, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2012 would not result in more than a nominal amount of unrealized gain or loss.
Foreign currency transaction gains and losses were not material for the quarters and nine months ended September 30, 2012 or 2011.

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
(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15, Commitments and Contingencies, to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

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
In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. To the extent that new operating systems are introduced or updated for these platforms, such as the recent introduction of Windows 8, we could face difficulties reaching our traditional customer base and other unknown distribution challenges. If we are unable to successfully develop and introduce new products and services, or have difficulty transitioning product and version releases that can easily be distributed through these new or updated operating systems and devices, then our business could be harmed.
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
The mobile entertainment market is highly competitive and evolving rapidly.
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
We derive a material portion of our revenue from the SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. In the fourth quarter of 2011, we reduced our forecast for profitability associated with certain carrier customer contracts for which the total costs exceeded the total revenue we expect to recognize from these contracts, and as a result, we recorded impairment of deferred costs totaling $20.0 million. We cannot provide assurance that we will not record additional impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.

In addition, none of our SaaS contracts with carriers obligates our carrier customers to market or distribute any of our SaaS offerings. Despite the lack of marketing commitments, revenue related to our SaaS offerings is, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. In addition, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests and leave us vulnerable to non-renewal by the carriers. The loss of carrier customers, a reduction in marketing or promotion of our SaaS offerings, or the termination, non-

renewal or renegotiation of contract terms that are less favorable to us would likely result in the loss of future revenues from our SaaS offerings.
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
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels is important to our future prospects, including future growth through the introduction of new products and services distributed through these channels. We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, which may reduce our ability to generate revenue from those products as well as result in lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. In addition, our revenue from the distribution of third party products is currently significantly dependent on a single customer contract. If that contract is not renewed or is terminated and cannot be replaced by another similar customer contract, our financial results would be harmed.
Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.
The trading price for our common stock has been volatile, ranging from $6.88 to $11.19 per share during the 52-week period ended September 30, 2012. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, restructuring charges and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. On May 24, 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General, or Washington AG, relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. The consent decree provides for injunctive relief related to certain consumer marketing practices, for consumer restitution of up to $2.0 million, and for payment of the Washington AG’s costs and attorneys fees in the amount of $0.4 million. While we have resolved this matter, we cannot provide assurances that the Washington AG or other governmental agencies will not bring future claims regarding our marketing or other consumer practices.
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
During 2012, we have taken steps to restructure and simplify our business and operations. Most recently, in September 2012, we announced plans to divisionalize our business and to significantly reduce operating expenses, in part by implementing a reduction in our workforce. We have never before pursued initiatives to this extent and there is no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we have not effectively re-aligned the cost structure of our remaining businesses or otherwise do not execute effectively on our strategic plans, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
The restructuring of Rhapsody may not yield the anticipated benefits to us or to Rhapsody.
On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our condensed consolidated financial statements. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets, and the operational flexibility to compete more effectively in the digital music market. Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn could materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which could have a material adverse effect on our financial condition and results of operations.
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
Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as interim Chief Executive Officer. In November 2011, Thomas Nielsen was appointed as our President and Chief Executive Officer, and in July 2012, he resigned, at which time Robert Glaser was appointed as interim Chief Executive Officer. Accordingly, we are experiencing our fourth transition at the Chief Executive Officer level in approximately two and one-half years and a search committee has been formed to find a permanent chief executive officer. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.
Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by the recent turnover in our Chief Executive Officer position. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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
Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. While we sold to Intel Corporation most of our patents, including patents that covered streaming media, we agreed to indemnify Intel for certain third-party infringement claims against these patents up to the purchase price we received in the sale. We may also be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we are vigorously defending ourselves against these claims, the outcome of this lawsuit remains uncertain and could ultimately result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. We are also investigating or litigating other pending claims, some of which are described in Note 15, Commitments and Contingencies, to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change our business practices. In addition, we recently sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, we will also need to maintain compliance with the Payment Card Industry, or PCI, compliance standard for data security, which we recently achieved, in connection with our use of credit card services for payment. If we fail to maintain the PCI compliance standards we may be subject to substantial monetary penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our consolidated financial statements.
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
Our articles of incorporation provide for a strategic transactions committee of the board of directors. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

•	adopt a plan of merger;

•
authorize the sale, lease, exchange or mortgage of assets representing more than 50% of the book value of our assets prior to the transaction or on which our long-term business strategy is substantially dependent;

•	authorize our voluntary dissolution; or

•	take any action that has the effect of any of the above.
Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of the strategic transactions committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent. RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks. These rights and his role as Chairman of the Board of Directors, together with Mr. Glaser’s significant beneficial ownership, create unique potential for concentrated influence of Mr. Glaser over potentially material transactions involving RealNetworks and decisions regarding the future strategy and leadership of RealNetworks.
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
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1*
Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012 (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012)

31.1
Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

* Executive compensation plan or agreement
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*
Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012 (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012)

31.1
Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Robert Glaser, Chairman and interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

* Executive compensation plan or agreement
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.