Form 10-K
period 2012-12-31
REALNETWORKS INC
filed 2013-03-18
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $189 million on June 30, 2012, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2013 was 35,350,020.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2013 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2012.

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
Overview
RealNetworks creates innovative applications and services that make it easy to connect with and enjoy digital media. We invented the streaming media category in 1995 and continue to connect consumers with their digital media both directly and through partners, aiming to support every network, device, media type and social network. We provide the digital media services and products we create to consumers, mobile carriers and other businesses.
Consumers use our services and software to find, purchase, store, organize, play and manage music, games and video. Our consumer products and services include RealPlayer, a widely distributed media player; casual games for play on the Internet and social media sites and for purchase on personal computers and mobile phones; and SuperPass, a subscription service that provides access to a wide variety of digital media. Network service providers, such as mobile carriers, use our products and services to create and deliver digital media and messaging services, such as ringback tones, music on demand, video on demand and intercarrier messaging, for their subscribers.
In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation for a cash purchase price of $120.0 million. See Note 1, Description of Business and Summary of Significant Accounting Policies in this 10-K for additional details.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RNWK.”
In this Annual Report on Form 10-K for the year ended December 31, 2012 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Segments
Core Products
Core Products, our largest segment by revenue, consists of the digital media services we provide to network service providers as software as a service (SaaS) offerings; our Helix software licensed to enterprises and manufacturers of mobile handsets allowing the streaming playback of digital media; software integration and professional services provided to mobile carriers around the world; and our SuperPass subscription service offering.
SaaS.    We develop and provide a variety of SaaS services including ringback tone (RBT), music on demand (MOD), video on demand (VOD) and messaging services principally sold to mobile carriers. Our SaaS services generated the most revenue within our Core Products segment in 2012. In connection with our SaaS services, we also offer e-commerce services, including business intelligence, subscriber management and billing for our carrier customers. Our carrier customer base includes more than 140 mobile carriers worldwide in 2012.
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
Our intercarrier messaging (ICM) service routes and delivers short messaging service (SMS) messages between wireless carriers within the U.S. and internationally under the brand name Metcalf. We provide this service to carriers in partnership with Syniverse Holdings, Inc. The ICM service allows subscribers with any text-message capable handset to send and receive text messages to and from subscribers on other carrier networks. We typically earned revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, but many contracts with carriers have changed to fixed-fee pricing for our service. The revenue we earn from our ICM service is subject to our revenue-sharing arrangement with Syniverse.
Software licensing.    Our Helix server software allows companies and institutions to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users over the Internet. Carriers, media companies and other enterprises typically pay upfront fees for either a perpetual or term-based license plus annual fees for upgrades and support.
In addition, we have created enhanced versions of our media player and Helix server products for wireless applications and other devices, and we license them to a variety of mobile network operators and handset manufacturers on a worldwide basis. We have entered into agreements with companies including Samsung, Motorola, Nokia, and Qualcomm, to preinstall our mobile media player software on mobile phones.
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

Emerging Products
Our emerging products business consists of RealPlayer and new products and services in development. In 2012, nearly all revenue in the segment was derived from products and services related to the RealPlayer.
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
Social and Mobile Games.    Game play on social networks is among the fastest growing trends in game play, and during 2012, we focused on developing, monetizing and optimizing social games and social game play experiences. We offer several of our casual games, including our own brands such as Collapse Blast! and GameHouse Slots on Facebook and other social network platforms. We monetize social games largely through sales of advertising and microtransactions. We have also adapted our games for play on more than 2,000 mobile handsets and launched several games for play on smartphones, including the iPhone.
Music
Following the 2010 restructuring of our Rhapsody joint venture, we no longer control our former Music business. At December 31, 2012, we owned approximately 45% of the issued and outstanding stock of Rhapsody. See Note 3, Rhapsody Joint Venture, in this 10-K for additional details.
Rhapsody continues to provide products and services that enable consumers to have unlimited access to digital music content anytime from a variety of devices. The Rhapsody subscription service offers conditional downloads and on-demand streaming services through unlimited access to a catalog of millions of music tracks. Rhapsody also operates an MP3 music store, where consumers can purchase and permanently download individual digital music tracks. Rhapsody currently generates revenue primarily in the U.S. through subscriptions to its music services, and sales of tracks and advertising.
See Note 18, Segment Information, in this 10-K for additional details on our segments.
Research and Development
We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2012, 2011, and 2010, we expended 24%, 21% and 25%, respectively, of our revenue on research and development activities.

Customers and Seasonality
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 54%, 52% and 43% of our revenue during the years ended December 31, 2012, 2011 and 2010, respectively. One customer accounted for 11% of our total revenue during the year ended December 31, 2012. No one customer accounted for more than 10% of our total revenue during the years ended December 31, 2011 and 2010.
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
Emerging Products.    We market and sell our RealPlayer services directly through our own websites such as Real.com and GameHouse.com, as well as indirectly through affiliate partnerships. During 2011, we also had a global sales force that generated advertising revenue from our websites and free consumer applications such as RealPlayer. We outsourced this advertising sales function in 2012.
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
Core Products
SaaS.    We compete with a large and diverse number of domestic and international companies in our SaaS business, and each of our SaaS offerings tends to face competitors specific to that product or service. Our SaaS business continues to experience competitive pricing pressure from carriers and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. We compete largely based on time-to-market, feature sets, ease of use, operational expertise, our ability to offer an integrated suite of entertainment services, customer care and price. Many of our SaaS services require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. In addition, our ability to enhance services with new features as the digital entertainment market evolves is critical to our competitive position, as is our knowledge of the consumer environment to which these services are targeted.
Software Licensing.    We believe that the primary competitive factors in the digital-media delivery and licensing market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery. Our competitors in the market for digital media servers, players, encoders, digital rights management, codec and other technology and services related to digital distribution of media include Adobe, Apple, Microsoft and Google.
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
Games
Our Games business competes with a variety of distributors, publishers and developers of casual games for the PC and mobile platforms and for social networks. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of social and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, and our ability to secure broad distribution relationships with major social networks and mobile carriers. Our social and mobile games compete with a range of developers, including but not limited to Zynga Inc., Wooga GmbH, and Electronic Arts Inc. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games including but not limited to Yahoo! Games, MSN Gamezone, Big Fish Games, and Amazon.com.

Intellectual Property
As of December 31, 2012, we had two U.S. patents, 40 South Korean patents, 10 patents in other countries and more than 20 pending patent applications worldwide relating to various aspects of our technology. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel. The patent and patent application amounts above reflect the effect of this sales transaction. We plan to continue to prepare additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world.
In addition to our patent portfolio, we have assembled, over time, an international portfolio of trademarks and service marks that covers certain of our products and services. We also have applications pending for several more trademarks and service marks in jurisdictions around the world, and have several unregistered trademarks. Many of our marks begin with the word “Real” (such as RealPlayer). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.
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
Employees
At December 31, 2012, we had 991 employees, of which 497 were based in the Americas, 329 were based in Asia, and 165 were based in Europe. None of our employees are subject to a collective bargaining agreement.
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
You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results, and the trading price of our common stock, could be materially harmed.

Our business and financial results will be materially adversely impacted if we are unable to successfully implement our growth plan, strategic initiatives and restructuring efforts.

We have recently developed a growth plan that involves the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives and restructuring efforts, and our failure to do so would have a material adverse impact on our business and financial results.
We need to successfully introduce new products and services to sustain and grow our businesses.

In order to sustain our current business and to implement our growth plan, we must successfully introduce new products and services. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services we plan to introduce could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments.
Our products and services have historically been provided through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past few years. There are many challenges involved in developing and marketing products and services for users of smartphones and tablets. There is no guarantee that we will be able to create popular and successful products for smartphones and tablets.
In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. As new operating systems are introduced or updated for these platforms, such as the introduction in 2012 of Windows 8, we could face difficulties reaching our traditional customer base and other unknown distribution challenges. If we are unable to successfully develop and introduce new products and services, or have difficulty transitioning product and version releases that can easily be distributed through these new or updated operating systems and devices, then our business could be significantly harmed.
Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could materially harm our operating results.
Our restructuring efforts may not yield the anticipated benefits to our shareholders.
During 2012, we have taken steps to restructure and simplify our business and operations. Most recently, in September 2012, we announced plans to divisionalize our business and to significantly reduce operating expenses, in part by implementing a reduction in our workforce. There can be no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
The mobile entertainment market is highly competitive and evolving rapidly.
The market for mobile entertainment services, including our ring-back tones, music-on-demand and video-on-demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. To maintain or enhance our competitive position, we need to develop new SaaS services that enable our carrier customers to compete with the broad range of applications and other services available in the market. We face competition, and may face future competition, from major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers, some of which have greater financial resources than we do. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are unable to develop or provide services that compete effectively in the mobile entertainment market, our operating results and financial condition may be materially harmed.
Our non-SaaS businesses also face substantial competitive challenges that may prevent us from being successful in those businesses, and may negatively impact future growth in those businesses.
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
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. We cannot provide assurance that we will be able to achieve growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business.
Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.
We derive a material portion of our revenue from the SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. For example, in the fourth quarter of 2011, we reduced our forecast for profitability associated with certain carrier customer contracts for which the total costs exceeded the total revenue we expect to recognize from these contracts, and as a result, we recorded impairment of deferred costs totaling $20.0 million. There can be no assurance that we will not record additional impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.

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
A majority of the revenue that we generate in our Core Products business segment is dependent upon our relationship with a few customers, and any deterioration of these relationships could materially harm our business.
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Our relationship with SK Telecom may also be affected by the general state of the economy of South Korea. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and operating results.
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
The trading price for our common stock has been volatile, ranging from $6.80 to $11.19 per share during the 52-week period ended December 31, 2012. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
Our operating results have been and could continue to be adversely impacted by the loss of subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service has declined in recent periods due in part to our focus on other products and services we offer, and we expect this trend to continue. For the subscription services we offer, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our operating results may be negatively impacted if we cannot obtain content for our subscription services on commercially reasonable terms.
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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. On May 24, 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General, or Washington AG, relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. For details on this action and the related costs we incurred in 2012, see Note 16, Commitments and Contingencies, in this 10-K. While we have resolved this matter, we cannot provide assurances that the Washington AG or other governmental agencies will not bring future claims regarding our marketing or other consumer practices.
Uncertainty and adverse conditions in the economy could have a material adverse impact on our business, financial condition and results of operations.
The ongoing weakness in the national and global economy has resulted in declines in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. We provide digital entertainment services to consumers directly and indirectly through our carrier customers. Consumers may consider the purchase of our products and services to be a discretionary expenditure. As a result, consumers considering whether to purchase our products or services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, conditions in the residential real estate and mortgage markets and access to credit when making a determination whether to commence, continue, or stop subscribing to or otherwise purchasing our products and services. In addition, businesses may reduce their advertising spending during adverse macroeconomic conditions, which would negatively impact the revenue we generate through sales of advertising on our websites and other properties. We have recorded material asset impairment charges in recent years due in part to weakness in the global economy, and if the ongoing significant weakness and uncertainty in the global economy continues, we may need to record additional impairments to our assets in future periods. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.
Rhapsody could continue to recognize losses, which would negatively impact our results of operations and financial condition.
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations.
Given the current proportion of the outstanding equity of Rhapsody that we hold, we need to receive Rhapsody’s unaudited quarterly financial statements and related information in order to timely prepare our quarterly consolidated financial statements and also to report certain of Rhapsody’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, we may be required to include Rhapsody’s annual audited financial statements in our annual report on Form 10-K in future periods. As we no longer exert operational control over Rhapsody, we cannot guarantee that Rhapsody will deliver its financial statements and related information to us in a timely manner, or at all, or that the unaudited financial statement information provided by Rhapsody will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Rhapsody’s quarterly financial statements or to include its audited financial statements in our future annual reports on Form 10-K, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.
The loss of key personnel, or difficulty recruiting and retaining them, could significantly harm our business or jeopardize our ability to meet our growth objectives.
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. In July 2012, Rob Glaser, our founder, Chairman and initial chief executive officer was appointed as interim chief executive officer, having stepped down as chief executive officer in 2010. A search committee has been formed in connection with the chief executive officer position. We cannot provide assurance that we will effectively manage this or any other executive-level transition, which may impact our ability to retain our remaining key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
Our success is also substantially dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by our recent executive-level turnover and by our restructuring efforts, which involved a reduction in our workforce. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. While we sold to Intel Corporation in 2012 most of our patents, including patents that covered streaming media, we agreed to indemnify Intel for certain third-party infringement claims against these patents up to the purchase price we received in the sale. We may also be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we are vigorously defending ourselves against these claims, the outcome of this lawsuit remains uncertain and could ultimately result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. We are also investigating or litigating other pending claims, some of which are described in Note 16, Commitments and Contingencies, in this 10-K. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change our business practices. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	264,000	September 2014, with an option to renew for two five-year periods
Seoul, Republic of Korea(1)	46,000	October 2014
Reston, Virginia(1)	29,000	September 2017

(1)	This facility is utilized only by our Core segment.
In addition, we lease smaller facilities with multi-year terms in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these other leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 16, Commitments and Contingencies, in this 10-K.

Item 3.	Legal Proceedings

See Note 16, Commitments and Contingencies, in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Stock Market LLC under the symbol RNWK.
The high and low sale prices for our common stock were as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$11.19	$6.88	$17.24	$14.00
Second Quarter	10.00	8.13	15.08	13.20
Third Quarter	8.78	7.48	14.60	7.40
Fourth Quarter	8.57	6.80	10.20	6.92
As of March 7, 2013, there were approximately 137 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
On August 23, 2011 we paid a special cash dividend of $1.00 per common share to the holders of our common stock. The payment of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs. The declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future.

Comparison of 5 year cumulative total return to shareholders on RealNetworks, Inc., common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2007 and ended on December 31, 2012.

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2007, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report. See Note 1, Description of Business and Summary of Significant Accounting Policies - Revision to Prior Period Financial Statements, for a description of the revision related to our Equity method investment and additional paid-in capital amounts included on our Consolidated Balance Sheets as of December 31, 2011 and 2010. The revision had no effect on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows, for all periods presented. In the Selected Financial Data information below, Total assets and Shareholders' equity amounts as of December 31, 2011 and 2010 were revised.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$258,842	$335,686	$401,733	$562,264	$604,810
Cost of revenue	103,731	126,637	144,723	222,142	233,244
Impairment of deferred costs and prepaid royalties	—	19,962	—	—	19,666
Gross profit	155,111	189,087	257,010	340,122	351,900
Sale of patents and other technology assets, net of costs (See Note 1 to the Financial Statements)	116,353	—	—	—	—
Operating expenses:
Research and development	63,194	70,212	100,955	119,448	113,680
Sales and marketing	90,301	111,300	118,543	165,856	211,922
Advertising with related party	—	—	1,065	33,292	44,213
General and administrative	43,891	37,181	51,217	79,164	69,981
Impairment of goodwill and long-lived assets	—	—	—	175,583	192,676
Restructuring and other charges	15,225	8,650	12,361	4,017	6,833
Loss (gain) on excess office facilities	3,290	(646)	7,396	—	—
Total operating expenses	215,901	226,697	291,537	577,360	639,305
Operating income (loss)	55,563	(37,610)	(34,527)	(237,238)	(287,405)
Other income (expense), net	1,796	(6,819)	204	(2,470)	27,800
Income (loss) before income taxes	57,359	(44,429)	(34,323)	(239,708)	(259,605)
Income tax expense (benefit)	12,518	(17,329)	(36,451)	3,321	25,828
Net income (loss)	44,841	(27,100)	2,128	(243,029)	(285,433)
Net loss attributable to the noncontrolling interest in Rhapsody	—	—	2,910	26,265	41,555
Net income (loss) attributable to common shareholders	$44,841	$(27,100)	$5,038	$(216,764)	$(243,878)
Diluted net income (loss) per share available to common shareholders	$1.28	$(0.79)	$0.26	$(6.55)	$(6.95)
Shares used to compute diluted net income (loss) per share available to common shareholders	35,122	34,185	34,013	33,653	35,108
Special cash dividend of $1.00 per common share	—	$136,793	—	—	—

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$271,414	$185,072	$334,321	$384,900	$370,734
Working capital	237,646	160,787	286,315	278,198	266,990
Total assets	433,897	393,397	577,936	606,883	789,013
Shareholders’ equity	342,728	286,894	425,239	375,811	553,558

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We manage our business and report revenue and profit (loss) in three segments: (1) Core Products, (2) Emerging Products and (3) Games. Within Core Products, our revenue is derived primarily from the sale of our software as a service (SaaS) offerings; within Emerging Products, our revenue is derived primarily from the sale of our RealPlayer media player software and from the associated distribution of third-party products; and within our Games segment, revenue is derived primarily from subscriptions and license fees. We report common corporate overhead expenses, including finance, legal, headquarters facilities and stock compensation costs, in the aggregate as Corporate results. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services.
In 2012 our consolidated revenue declined by $76.8 million compared with 2011. We experienced declines in revenue in all three of our segments, with the largest declines occurring in our Core Products and Games segments.
Our SaaS business within Core Products continues to experience competitive pricing pressure from carriers and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services, which prevents this revenue from rising in spite of increased usage of our services. Our Emerging Products segment is experiencing declines in revenue as a result of market saturation related to third-party software products we distribute. In our Games segment and in the general games market, consumer’s game play continues to shift from downloadable PC games and online game subscriptions, where we currently generate 85% of overall Games revenues, to social networks and mobile devices. Since 2011, we have been focusing on developing social games and monetizing social game play experiences. However, the revenue we currently generate from social games is not a significant portion of our Games revenue.
In the second quarter of 2012 we completed the sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies to Intel Corporation. We received gross cash consideration of $120.0 million from the sale, and reported the sales proceeds, net of related direct costs, as a gain in the statement of operations. This gain accounts for the material improvement in our operating income (loss) and net income (loss) for 2012, compared with 2011.
We continue to focus on aligning our operating expenses with our revenue profile, and in the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, with the reductions expected to be completed by the end of the second quarter of 2013. In the third quarter of 2012 we also assigned two of our existing domestic carrier service contracts for ringback tone, ring tone, and music on demand services to a third party. These actions contributed to the recording of restructuring charges totaling $15.2 million in 2012.
Summary of Results
Consolidated results of operations were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Total revenue	$258,842	$335,686	$401,733	$(76,844)	(23)%	$(66,047)	(16)%
Cost of revenue	103,731	126,637	144,723	(22,906)	(18)%	(18,086)	(12)%
Impairment of deferred costs	—	19,962	—	(19,962)	(100)%	19,962	100%
Gross profit	155,111	189,087	257,010	(33,976)	(18)%	(67,923)	(26)%
Gross margin	60%	56%	64%	4%		(8)%
Sale of patent assets and other technology assets, net of costs	116,353	—	—	116,353	100%
Total operating expenses	215,901	226,697	291,537	(10,796)	(5)%	(64,840)	(22)%
Operating income (loss)	$55,563	$(37,610)	$(34,527)	$93,173	248%	$(3,083)	(9)%
2012 compared with 2011
Revenue decreased by $76.8 million, or 23%. The reduction in revenue resulted from a decline of $42.0 million in our Core Products segment, a decline of $30.8 million in our Games segment, and a decline of $4.0 million in our Emerging Products segment, due to the factors described above. Cost of revenue decreased by $22.9 million compared with the year earlier period due primarily to the decline in revenue, partially offset by a decrease of $5.5 million in royalty expense in the year prior, due to a change in estimates of our accrued royalties. Operating expenses improved by $10.8 million due primarily to reduced personnel and related costs of $20.3 million and reduced marketing expenses of $6.7 million, due to our ongoing work to align our operating expenses with our revenue profile. These declines were partially offset by an increase of $10.5 million in restructuring costs and losses on excess office facilities, in addition to a benefit in 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expenses during the quarter ended March 31, 2011.
2011 compared with 2010
Revenue decreased by $66.0 million, or 16%. Approximately half, or $35.7 million of the decline was due to the deconsolidation of Rhapsody on March 31, 2010 in addition to declines of $35.1 million in our Core Products and Games segments. The deconsolidation of Rhapsody is described in detail in Note 3, Rhapsody Joint Venture. Cost of revenue decreased by $18.1 million compared with the year earlier period due primarily to lower costs of $21.9 million from the deconsolidation of the Rhapsody joint venture. We recorded impairments of deferred costs of $20.0 million in the fourth quarter of 2011 related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Operating expenses improved by $64.8 million due primarily to reduced personnel and related costs of $31.6 million, $13.9 million resulting from the Rhapsody deconsolidation, and lower restructuring charges and losses on excess office facilities totaling $11.8 million.

Segment Reporting
Core Products
The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, intercarrier messages, music on demand and video on demand, professional services and system integration services to carriers and mobile handset companies, sales of licenses of our software products such as Helix for handsets, and consumer subscriptions such as SuperPass and international radio subscriptions.
Core Products segment results of operations were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Total revenue	$149,211	$191,240	$212,845	$(42,029)	(22)%	$(21,605)	(10)%
Cost of revenue	70,796	83,696	83,733	(12,900)	(15)%	(37)	—%
Impairment of deferred costs	—	19,329	—	(19,329)	(100)%	19,329	100%
Gross profit	78,415	88,215	129,112	(9,800)	(11)%	(40,897)	(32)%
Gross margin	53%	46%	61%	7%		(15)%
Total operating expenses	64,960	75,188	86,217	(10,228)	(14)%	(11,029)	(13)%
Operating income (loss)	$13,455	$13,027	$42,895	$428	3%	$(29,868)	(70)%
2012 compared with 2011
Total Core Products revenue decreased by $42.0 million, or 22%. This decrease was primarily due to reduced revenue from our SaaS offerings of $29.1 million. The decline in SaaS revenue was due primarily to a $24.3 million decline in our ringback tone, intercarrier messaging and video on demand revenues due to both fewer subscribers and lower contract prices. In addition, subscription revenue, mainly from our SuperPass product, decreased $8.9 million due to a decline in subscribers, and revenue from systems integration declined $4.0 million.
Gross margin increased primarily due to the impairments of deferred costs of $19.3 million within the year ended December 31, 2011, related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Slightly offsetting this was a decrease in gross margin as a result of higher costs of $1.9 million in the current year, related to a reduction in royalty expense in the prior year from a change in estimates of our accrued royalties related to our SuperPass product. Operating expenses decreased by $10.2 million primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.
2011 compared with 2010
Revenue decreased by $21.6 million, or 10%. SaaS revenue decreased by $14.2 million primarily due to lower intercarrier messaging contract prices that contributed $8.8 million to the decline, and a $5.2 million decline in revenues from our tone business primarily due to a decline in subscribers. In addition, subscription revenue, mainly from our SuperPass product, declined by $5.3 million during the year ended December 31, 2011, compared with the same period in 2010 due primarily to a decline in the number of subscribers.
Gross margin decreased primarily due to the 2011 impairments of deferred costs as well as lower SaaS intercarrier messaging contract prices, with no corresponding decreases in cost of revenue. The 2011 impairments of deferred costs of $19.3 million related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Operating expenses decreased by $11.0 million primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.
Emerging Products
The Emerging Products segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third-party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers. Also included within the Emerging Products segment is the cost to build and develop new product offerings for consumers and business customers.
Emerging Products segment results of operations were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Total revenue	$42,576	$46,590	$41,761	$(4,014)	(9)%	$4,829	12%
Cost of revenue	7,965	11,879	7,123	(3,914)	(33)%	4,756	67%
Impairment of deferred costs	—	633	—	(633)	(100)%	633	100%
Gross profit	34,611	34,078	34,638	533	2%	(560)	(2)%
Gross margin	81%	73%	83%	8%		(10)%
Total operating expenses	30,809	36,011	28,053	(5,202)	(14)%	7,958	28%
Operating income (loss)	$3,802	$(1,933)	$6,585	$5,735	297%	$(8,518)	(129)%

2012 compared with 2011
Emerging Products revenue decreased by $4.0 million, or 9%. This decrease was due in part to the decline of revenue related to the distribution of third-party software of $2.2 million, due to fewer units distributed. In addition, revenue related to advertising decreased by $1.9 million. Cost of revenue decreased $3.9 million, primarily due to the elimination in 2012 of certain advertising agreements that occurred in 2011, in addition to lower revenue. Operating expenses decreased by $5.2 million, due in part to reductions in personnel and related costs of $7.5 million, which resulted from our ongoing work to align our operating expenses with our revenue profile. Partially offsetting these decreases was increased marketing spend to drive the distribution of our premium, paid version of RealPlayer of $2.5 million.

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
Games segment results of operations were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Total revenue	$67,055	$97,856	$111,394	$(30,801)	(31)%	$(13,538)	(12)%
Cost of revenue	21,613	30,646	29,071	(9,033)	(29)%	1,575	5%
Gross profit	45,442	67,210	82,323	(21,768)	(32)%	(15,113)	(18)%
Gross margin	68%	69%	74%	(1)%		(5)%
Total operating expenses	49,804	60,633	78,275	(10,829)	(18)%	(17,642)	(23)%
Operating income (loss)	$(4,362)	$6,577	$4,048	$(10,939)	(166)%	$2,529	62%
2012 compared with 2011
Games revenue decreased by $30.8 million, or 31%. Lower revenue from license sales and our subscription products contributed $13.9 million and $10.2 million, respectively, to the decline during the period. The decrease in license revenue included a decrease in the number of games sold through our games syndication services of $4.9 million, as well as lower sales of mobile games of $4.8 million. Lower subscription revenue was a result of fewer subscribers compared with the year-earlier period. Further contributing to the decline was lower revenue from advertising of $4.9 million. Cost of revenue decreased by $9.0 million, or 29%. This decrease was primarily due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Operating expenses decreased by $10.8 million, or 18%. The decrease was primarily due to reductions in marketing expenses of $7.2 million, primarily related to our non-social games, in addition to reductions in personnel and related costs of $2.4 million.
2011 compared with 2010
Revenue decreased by $13.5 million, or 12%. The decline was due to lower license revenue of $4.8 million primarily due to a decrease in the number of games sold through our games syndication services. Further contributing to the decline was lower revenue from our subscription products of $4.8 million as a result of fewer subscribers. In addition, distribution of third party software declined by $3.7 million due to reduced traffic for our games properties. Cost of revenue increased by $1.6 million, or 5%. The increase was due primarily to higher costs associated with distribution of third party games as well as increased delivery costs for our games products and services. Gross margins decreased due to lower subscription revenue and lower distribution of third party software, both of which are higher-margin revenues. Operating expenses decreased by $17.6 million, or 23%. The decrease was primarily due to reductions in personnel and related costs of approximately $8.7 million. Further, we reduced our spending on marketing and related activities by approximately $3.4 million in 2011. In addition, depreciation expense related to our Games technology platform decreased by $3.1 million.
Music
We currently own approximately 45% of Rhapsody, which provides products and services that enable consumers to have unlimited access to digital music content anytime from a variety of devices. Rhapsody currently generates revenue primarily in the U.S. through subscriptions to its music services, and sales of tracks and advertising.
As described in detail in Note 3, Rhapsody Joint Venture, on March 31, 2010, we completed the restructuring of Rhapsody, which at that time, resulted in our ownership interest in Rhapsody decreasing to approximately 47% and the loss of our operating control over Rhapsody. Our revenue and operating results for the first quarter of 2010 includes results from Rhapsody’s operations, as during that time we owned 100% of Rhapsody and their results were included in our financial statements. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our financial statements and we have not been recording any operating or other financial results for the Music segment. Starting with the second quarter of 2010, we account for our investment in Rhapsody using the equity method of accounting for investments. Our share of Rhapsody’s accounting losses for the years ended December 31, 2012 and 2011 were $5.7 million and $7.9 million. Our share of Rhapsody’s losses for the nine-month period from April 1, 2010 to December 31, 2010, was $14.2 million.
For the three month period ending March 31, 2010, during which we owned 100% of Rhapsody, our Music segment results of operations was as follows (dollars in thousands):

2010
Total revenue	$35,733
Cost of revenue	21,864
Gross profit	13,869
Gross margin	39%
Total operating expenses	13,911
Operating income (loss)	$(42)
Corporate
Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, restructuring costs and losses on excess office facilities.
Corporate segment results of operations were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Cost of revenue	$3,357	$416	$2,932	$2,941	707%	$(2,516)	(86)%
Gain on sale of patents and other technology assets, net of costs	116,353	—	—	116,353	100%	—	—%
Total operating expenses	70,328	54,865	85,081	15,463	28%	(30,216)	(36)%
Operating income (loss)	$42,668	$(55,281)	$(88,013)	$97,949	177%	$32,732	37%
2012 compared with 2011
Cost of revenue increased by $2.9 million. The increase was due primarily to a reduction in expense in the prior year from a change in estimates of our accrued royalties on our historical music business of approximately $3.6 million.
The net gain from the sale of patents and other technology assets to Intel Corporation of $116.4 million in 2012 reflects the cash proceeds of $120.0 million in the second quarter, less $3.6 million of direct transaction expenses incurred during the first and second quarters.
Operating expenses increased by $15.5 million, or 28%. The increase compared with the prior period was primarily due to increased restructuring costs and losses on excess office facilities totaling $10.5 million, and to the impact of a benefit in 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the prior year. These increases were partially offset by reductions in personnel and related costs of $2.4 million in 2012, which resulted from our ongoing work to align our operating expenses with our revenue profile.
2011 compared with 2010
Cost of revenue declined by $2.5 million, or 86%. The majority of the decline was the result of a change of estimates in our accrued royalties, which resulted in a reversal of approximately $3.6 million in royalty expense primarily associated with our historical music business.
Operating expenses decreased by $30.2 million, or 36%. The decrease was due in part to lower restructuring charges and loss on excess office facilities of approximately $11.8 million as well as a reduction in personnel and related costs and professional services expense of approximately $11.5 million. The remaining decrease in operating expenses was due in part to a benefit in 2011 from an insurance reimbursement of $6.4 million related to previously settled litigation, which was accounted for as a reduction to operating expenses.
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
Research and development costs were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Research and Development	$63,194	$70,212	$100,955	$(7,018)	(10)%	$(30,743)	(31)%
As a percent of revenue	24%	21%	25%
2012 compared with 2011
Research and development expenses, including non-cash stock-based compensation, decreased by $7.0 million, or 10%, primarily due to a decrease in personnel and related costs of $6.1 million.
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
Sales and marketing costs were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
Sales and Marketing	$90,301	$111,300	$118,543	$(20,999)	(19)%	$(7,243)	(6)%
As a percent of revenue	35%	33%	30%
2012 compared with 2011
Sales and marketing expenses, including non-cash stock-based compensation, decreased by $21.0 million, or 19%. The decrease was due primarily to a decrease in personnel and related costs of $13.4 million. Further contributing to the decline in sales and marketing costs was reductions in marketing expenses of $7.1 million, primarily related to our non-social games.
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
General and administrative costs were as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
General and Administrative	$43,891	$37,181	$51,217	$6,710	18%	$(14,036)	(27)%
As a percent of revenue	17%	11%	13%
2012 compared with 2011
General and administrative expenses, including non-cash stock-based compensation, increased by $6.7 million, or 18%. This increase was primarily due to the impact of a benefit in the first quarter of 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the prior year.

2011 compared with 2010
General and administrative expenses, including non-cash stock-based compensation, decreased by $14.0 million, or 27%. The decrease was due primarily to a reduction in personnel and related costs of $7.7 million and an insurance reimbursement of $6.4 million related to settlement costs associated with previously-settled litigation.
2011 Impairment of Deferred Costs
We assess the recoverability of all deferred project costs on a quarterly basis. As of December 31, 2011, we determined that the total estimated costs associated with certain carrier customer projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, we recorded a charge of $20.0 million. See Note 1, Description of Business and Summary of Significant Accounting Policies - Deferred Costs, for more information. No such charges existed in 2012 or 2010.

Restructuring and Other Charges
Restructuring and other charges in 2012, 2011 and 2010 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in all three years primarily relate to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges.
Loss on Excess Office Facilities
As a result of the reduction in use of RealNetworks' office space, primarily in the corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. For additional details on these charges see Note 11, Loss on Excess Office Facilities.
Other Income (expense), Net
Other income (expense), net was as follows (dollars in thousands):

	2012	Change	2011	Change	2010
Interest income, net	$1,192	(23)%	$1,552	(36)%	$2,417
Gain (loss) on sale of equity investments	5,072	n/a	—	n/a	(9)
Equity in net loss of Rhapsody	(5,709)	(28)%	(7,898)	(44)%	(14,164)
Gain on deconsolidation of Rhapsody	—	n/a	—	n/a	10,929
Other income (expenses)	1,241	(362)%	(473)	(146)%	1,031
Other income (expense), net	$1,796	(126)%	$(6,819)	(3,443)%	$204
The increase in Other income (expense), net, of $8.6 million for 2012, was due primarily to the $5.1 million net Gain (loss) on sale of equity investments in 2012. This net gain was driven by the sale of a portion of our investment in LoEn Entertainment, Inc. and a gain on the sale of our Film.com assets, totaling $5.3 million. An additional increase was due to non-cash gains for 2012 due to the release of a $2.0 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidations of investments in certain of our foreign entities.
Other income (expense), net decreased $7.0 million during 2011 due primarily to the $10.9 million one-time gain in 2010 on the deconsolidation of Rhapsody. This was partially offset by a decrease in equity loss for our investment in Rhapsody of $6.3 million. Since March 31, 2010, we have not held a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. Starting with the second quarter of 2010, we account for our investment in Rhapsody using the equity method of accounting for investments. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the years ended December 31, 2012, 2011, and 2010, we recognized income tax expense of $12.5 million and income tax benefits of $17.3 million and $36.5 million, respectively, related to U.S. and foreign income taxes.
The tax expense in the year ended December 31, 2012 was largely the result of the sale of certain patent assets and other technology assets to Intel Corporation for gross cash consideration of $120 million in 2012. The tax benefit in the year ended December 31, 2011 was largely the result of a release in our valuation allowance relating to significant known income expected in 2012 due to the then-pending patent sale to Intel. The income tax benefit in 2010 was largely the result of the reversal of unrecognized tax benefits and the restructuring of Rhapsody.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $90.8 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2012. The net decrease in the valuation allowance since December 31, 2011 of $8.8 million was primarily the result of an $8.3 million decrease due to unrealized gains on investments, and a $0.5 million decrease due to changes in worldwide attributes and other assets.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2012, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on our tax expense for the year ended December 31, 2012 was minimal.
As of December 31, 2012 and 2011, we had $4.0 million and $16.7 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is the result of a release of $13.8 million through the successful defense of our positions, and ultimate settlement and closure of foreign and state tax examinations. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million as of December 31, 2012 and $13.5 million as of December 31, 2011. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
We file numerous consolidated and separate income tax returns in the U.S. including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	2012	2011	2010	2012-2011 Change	% Change	2011-2010 Change	% Change
United States	$117,844	$162,720	$227,823	$(44,876)	(28)%	$(65,103)	(29)%
Europe	56,473	74,602	79,820	(18,129)	(24)%	(5,218)	(7)%
Rest of World	84,525	98,364	94,090	(13,839)	(14)%	4,274	5%
Total Revenue	$258,842	$335,686	$401,733	$(76,844)	(23)%	$(66,047)	(16)%

2012 compared with 2011
Revenue in the U.S. declined by $44.9 million, or 28%. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $19.2 million, lower sales of games subscriptions and licenses of $12.4 million, lower sales of Core segment subscriptions, mainly including our SuperPass product, of $5.3 million, and lower technology licensing revenue of $4.3 million.
Revenue in Europe decreased by $18.1 million, or 24%. The decrease was primarily due to lower revenue from our Games segment of $14.6 million. In addition, foreign currency fluctuations of the U.S. dollar against the euro negatively affected revenue for the twelve months ended in Europe by approximately $4.4 million.
Revenue in the rest of world decreased by $13.8 million, or 14%. The decrease was primarily due to lower revenue from our SaaS services of $9.1 million, lower revenue from systems integration sales of $4.0 million, and declines in our Games segment of $2.2 million. These decreases were partially offset by an increase in technology licensing revenue of $3.8 million.

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
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash and investments (in thousands):

	December 31,
	2012	2011
Working capital	$237,646	$160,787
Cash, cash equivalents, and short-term investments	271,414	185,072
Restricted cash and investments	10,000	10,168
The increases in working capital and in cash, cash equivalents, and short-term investments from December 31, 2011 were primarily due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation in the second quarter of 2012, offset in part by cash used in operating activities. For more information on the patent sale see Note 1, Description of Business and Summary of Significant Accounting Policies - 2012 Sale of Patents and Other Technology Assets to Intel Corporation.
The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash provided by (used in) operating activities	$(33,313)	$(708)	$(31,122)
Cash provided by (used in) investing activities	87,135	6,624	(17,525)
Cash provided by (used in) financing activities	2,807	(133,542)	3,939
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gains on sales of assets and the effect of changes in certain operating assets and liabilities.
The higher amount of cash used in operating activities for 2012 compared to 2011 was primarily due to the decline in revenues of $76.8 million for 2012 compared with the prior year, which was partially offset by a decline in cost of revenue and operating expenses of $33.7 million for 2012. We also had a net decrease in cash of $11.7 million for the year ended December 31, 2012 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $5.5 million for the year ended December 31, 2011 related to changes in certain operating assets and liabilities, excluding the non-cash impact of the 2011 impairment of deferred costs.
The lower amount of cash used in operating activities for 2011 compared to 2010 was primarily due to the decline in revenues of $66.0 million for 2011 compared with 2010 being more than offset by the decline in cost of revenue and operating expenses of $82.9 million for 2011.
For the year ended December 31, 2012, cash provided by investing activities of $87.1 million was due to the net cash proceeds of $116.4 million received from the sale of certain patents and other technology assets to Intel Corporation in the second quarter, and cash proceeds of $7.3 million related to the sale of certain equity and other investments, offset in part by purchases of equipment, software and leasehold improvements totaling $7.2 million, and purchases, net of sales and maturities, of short-term investments of $29.5 million. The net cash proceeds from the sale of certain patent and other technology assets to Intel Corporation were invested in liquid securities in the U.S.
For the year ended December 31, 2011, cash provided by investing activities of $6.6 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $19.6 million, offset by purchases of equipment, software and leasehold improvements of $9.9 million and the payment of acquisition costs, net of cash acquired, of $2.9 million.
For the year ended December 31, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million, purchases of equipment, software, and leasehold improvements of $12.9 million, as well as a $5.8 million payment of acquisition costs for Backstage, net of cash acquired. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments provided cash of $9.6 million during 2010.

Financing activities for the year ended December 31, 2012, provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially by tax payments from shares withheld upon the vesting of employee restricted stock.
Financing activities for the year ended December 31, 2011 used cash mainly from the payment of the special dividend to the holders of our common stock of $136.8 million.
Financing activities in the year ended December 31, 2010 provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan of $2.7 million.
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
We currently have no planned significant capital expenditures for 2013 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
Our principal future cash commitments include office leases. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of investment-grade securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one non-U.S. government or non-U.S. agency issue or issuer to a maximum of 5% of the total portfolio. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on the securities in this portfolio.
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
As of December 31, 2012, approximately $44.9 million of the $271.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, RealNetworks currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of December 31, 2012, we have not provided for U.S. federal and state income taxes on approximately $13.6 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
At December 31, 2012, we had commitments to make the following payments:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Office leases	$26,137	$12,258	$11,102	$2,709	$68
Other contractual obligations	140	140	—	—	—
Total contractual cash obligations	$26,277	$12,398	$11,102	$2,709	$68
Other contractual obligations relate to minimum contractual payments due to content and other service providers.
Income tax liabilities for uncertain tax positions are excluded from the amounts above as we cannot make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2012 we had $4.1 million of gross unrecognized tax benefits for uncertain tax positions.
Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 17, Guarantees, those guarantee obligations also constitute off-balance sheet arrangements.
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
We recognize revenue on a gross or net basis. In most arrangements, we contract directly with end user customers, and are the primary obligor. In such arrangements, we recognize revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers. In such instances, we recognize revenue on a net basis.
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
Non-software revenue arrangements containing multiple elements are divided into separate units of accounting, after being evaluated for specific criteria. If the criteria for separation are met, revenue is allocated to the individual units using the relative price method. If the criteria are not met, the elements are treated as one unit of accounting and revenue recognition is delayed until all elements have been delivered. In the case of revenue arrangements containing software, elements are divided into separate units of accounting only when vendor-specific objective evidence has been established. In cases where vendor-specific objective evidence has not been established, undelivered elements are combined into one unit of accounting and are not recognized in revenue until all elements have been delivered.
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
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. Prior to 2010, most of our equity method investments were purchased with cash which was determined to be fair value. For the investment in Rhapsody as of March 31, 2010, we used multiple valuation models that were based on assumptions of future results, including operating and cash flow projections, to calculate the fair value since we contributed both cash and non-cash items in exchange for our interest. These models were based upon estimates and assumptions relating to future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.
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
Valuation of Long-Lived Assets. Long-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The impairment analysis of long-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our long-lived assets could result in the need to perform an impairment analysis in future interim periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period.
Valuation of Goodwill.  We test goodwill for impairment on an annual basis, in our fourth quarter, or more frequently if circumstances indicate reporting unit carrying values may exceed their fair values. Circumstances that may indicate a reporting unit's carrying value exceeds its fair value include, but are not limited to: poor economic performance relative to historical or projected future operating results; significant negative industry, economic or company specific trends; changes in the manner of our use of the assets or the plans for our business; and loss of key personnel. Due to the ongoing difficult economic environment and the decline in revenues in our businesses, we continue to monitor whether there could be potential impairment of goodwill.
When evaluating goodwill for impairment, based upon our annual test or due to changes in circumstances described above, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit's carrying amount including goodwill. If this assessment indicates it is more likely than not, we then compare the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied estimated fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to implied estimated value.
Significant judgments and estimates are required in determining the reporting units and assessing the fair value of the reporting units. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.
Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model or other appropriate valuation models and is recognized as expense over the requisite service period, which is the vesting period. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
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
Each reporting period we must periodically assess the likelihood that our deferred tax assets will be recovered from future sources of taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. In certain instances, changes in the valuation allowance may be allocated directly to the related components of shareholders' equity on the consolidated balance sheet. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.
As of December 31, 2012, $44.9 million of the $271.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of December 31, 2012, we have not provided for U.S. federal and state income taxes on approximately $13.6 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Recently Issued Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the year December 31, 2012 to be implemented that are of significance or potential significance to RealNetworks.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2012. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2012, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2012, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in this 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
Foreign Currency Risk. We conduct business internationally in several currencies and thus are exposed to adverse movements in foreign currency exchange rates.
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
Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries. Some of our unhedged exposures are recorded in our statement of operations on a mark-to-market basis each quarter, so to the extent we continue to experience adverse economic conditions, we may record losses related to such unhedged exposures in future periods that may have a material adverse effect on our financial condition and results of operations.
Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of December 31, 2012 would not result in more than a nominal amount of unrealized gain or loss.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$163,198	$106,333
Short-term investments	108,216	78,739
Trade accounts receivable, net of allowances	30,754	41,165
Deferred costs, current portion	825	1,424
Deferred tax assets - current	2,869	6,684
Prepaid expenses and other current assets	17,002	15,218
Total current assets	322,864	249,563
Equipment, software, and leasehold improvements, at cost:
Equipment and software	98,041	104,352
Leasehold improvements	22,767	25,947
Total equipment, software, and leasehold improvements, at cost	120,808	130,299
Less accumulated depreciation and amortization	91,492	92,825
Net equipment, software, and leasehold improvements	29,316	37,474
Restricted cash equivalents and investments	10,000	10,168
Equity method investment (See Note 1)	19,204	23,405
Available for sale securities	34,334	37,204
Other assets	3,153	2,954
Deferred costs, non-current portion	531	843
Deferred tax assets, net, non-current portion	4,911	18,419
Other intangible assets, net	3,275	7,169
Goodwill	6,309	6,198
Total assets	$433,897	$393,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,013	$17,151
Accrued and other current liabilities	57,530	59,790
Deferred revenue, current portion	8,675	11,835
Total current liabilities	85,218	88,776
Deferred revenue, non-current portion	169	195
Deferred rent	2,250	2,944
Deferred tax liabilities, net, non-current portion	432	1,443
Other long-term liabilities	3,100	13,145
Total liabilities	91,169	106,503
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,324 shares in 2012 and 34,422 shares in 2011	35	34
Additional paid-in capital (See Note 1)	603,770	591,122
Accumulated other comprehensive loss	(26,540)	(24,884)
Retained deficit	(234,537)	(279,378)
Total shareholders’ equity	342,728	286,894
Total liabilities and shareholders’ equity	$433,897	$393,397
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenue (A)	$258,842	$335,686	$401,733
Cost of revenue (B)	103,731	126,637	144,723
Impairment of deferred costs	—	19,962	—
Gross profit	155,111	189,087	257,010
Sale of patents and other technology assets, net of costs (See Note 1)	116,353	—	—
Operating expenses:
Research and development	63,194	70,212	100,955
Sales and marketing	90,301	111,300	118,543
Advertising with related party	—	—	1,065
General and administrative	43,891	37,181	51,217
Restructuring and other charges	15,225	8,650	12,361
Loss (gain) on excess office facilities	3,290	(646)	7,396
Total operating expenses	215,901	226,697	291,537
Operating income (loss)	55,563	(37,610)	(34,527)
Other income (expenses):
Interest income, net	1,192	1,552	2,417
Gain (loss) on sale of equity and other investments, net	5,072	—	(9)
Equity in net loss of Rhapsody investment	(5,709)	(7,898)	(14,164)
Gain on deconsolidation of Rhapsody	—	—	10,929
Other income (expense), net	1,241	(473)	1,031
Total other income (expenses), net	1,796	(6,819)	204
Income (loss) before income taxes	57,359	(44,429)	(34,323)
Income tax expense (benefit)	12,518	(17,329)	(36,451)
Net income (loss)	44,841	(27,100)	2,128
Net loss attributable to noncontrolling interest in Rhapsody prior to deconsolidation	—	—	2,910
Net income (loss) attributable to common shareholders	$44,841	$(27,100)	$5,038
Basic net income (loss) per share attributable to common shareholders	$1.29	$(0.79)	$0.26
Diluted net income (loss) per share attributable to common shareholders	$1.28	$(0.79)	$0.26
Shares used to compute basic net income (loss) per share	34,873	34,185	33,894
Shares used to compute diluted net income (loss) per share	35,122	34,185	34,013
Comprehensive income (loss):
Unrealized investment holding gains, net of reclassification adjustments	$(633)	$9,459	$7,676
Foreign currency translation adjustments, net of reclassification adjustments	(1,023)	(1,800)	(1,605)
Total other comprehensive income (loss)	(1,656)	7,659	6,071
Net income (loss)	44,841	(27,100)	2,128
Comprehensive income (loss)	$43,185	$(19,441)	$8,199
(A) Components of net revenue:
License fees	$56,640	$69,644	$74,908
Service revenue	202,202	266,042	326,825
	$258,842	$335,686	$401,733
(B) Components of cost of revenue:
License fees	$11,689	$17,794	$21,451
Service revenue	92,042	108,843	123,272
	$103,731	$126,637	$144,723
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$44,841	$(27,100)	$2,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,959	16,895	23,401
Stock-based compensation	8,123	11,747	12,203
Loss (gain) on equipment, software, and leasehold improvements	2,509	(62)	(41)
Equity in net loss of Rhapsody	5,709	7,898	14,164
Gain on deconsolidation of Rhapsody	—	—	(10,929)
Excess tax benefit from stock option exercises	—	(74)	(48)
Accrued loss (gain) on excess office facilities	3,290	(646)	5,670
Deferred income taxes, net	20,324	(23,985)	622
Gain on sale of patent and other technology assets, net of costs of $3,647	(116,353)	—	—
Loss (gain) on sale of equity and other investments, net	(5,072)	—	9
Realized translation gain	(1,966)	—	—
Other	—	114	451
Net change in certain operating assets and liabilities:
Trade accounts receivable	11,163	6,835	4,856
Prepaid expenses and other assets	(986)	43,169	(15,425)
Accounts payable	549	(14,601)	(1,202)
Accrued and other liabilities	(22,403)	(20,898)	(66,981)
Net cash provided by (used in) operating activities	(33,313)	(708)	(31,122)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(7,170)	(9,873)	(12,904)
Proceeds from sale of patents and other technology assets, net of costs of $3,647	116,353	—	—
Proceeds from sale of equity and other investments	7,261	—	49
Purchases of short-term investments	(116,963)	(96,841)	(116,831)
Proceeds from sales and maturities of short-term investments	87,487	116,405	126,398
Decrease (increase) in restricted cash equivalents and investments, net	167	(179)	3,700
Payment in connection with the restructuring of Rhapsody	—	—	(18,000)
Repayment of temporary funding on deconsolidation of Rhapsody	—	—	5,869
Payment of acquisition costs, net of cash acquired	—	(2,888)	(5,806)
Net cash provided by (used in) investing activities	87,135	6,624	(17,525)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	3,802	3,177	2,678
Common stock cash dividend paid	—	(136,793)	—
Tax payments from shares withheld upon vesting of restricted stock	(995)	—	—
Excess tax benefit from stock option exercises	—	74	48
Net proceeds from sale of interest in Rhapsody	—	—	1,213
Net cash provided by (used in) financing activities	2,807	(133,542)	3,939
Effect of exchange rate changes on cash and cash equivalents	236	(2,059)	3,696
Net increase (decrease) in cash and cash equivalents	56,865	(129,685)	(41,012)
Cash and cash equivalents, beginning of year	106,333	236,018	277,030
Cash and cash equivalents, end of year	$163,198	$106,333	$236,018
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$456	$10,166	$29,800
Cash paid for income taxes	$3,296	$6,284	$4,905
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$212	$—	$—
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
NONCONTROLLING INTEREST
(In thousands)

	Redeemable Noncontrolling Interest in Rhapsody America	Common Stock		Additional Paid-In Capital	Sale of Noncontrolling Interest in Rhapsody America	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
				(See Note 1)				(See Note 1)
Balances, December 31, 2009	$7,253	33,764	$34	$647,663	$24,044	$(38,614)	$(257,316)	$375,811
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	257	—	2,567	—	—	—	2,567
Stock-based compensation	—	—	—	12,203	—	—	—	12,203
Unrealized gain on investments	—	—	—	—	—	7,676	—	7,676
Translation adjustment	—	—	—	—	—	(1,605)	—	(1,605)
Termination of MTVN redemption and preferred return rights in Rhapsody	(10,436)	—	—	10,436	—	—	—	10,436
Contributions and other transactions with owners	616	—	—	—	619	—	—	619
Deconsolidation of Rhapsody	5,477	—	—	24,663	(24,663)	—	—	—
Rhapsody capital transactions with MTVN	—	—	—	12,494	—	—	—	12,494
Net income (loss)	(2,910)	—	—	—	—	—	5,038	5,038
Balances, December 31, 2010	$—	34,021	$34	$710,026	$—	$(32,543)	$(252,278)	$425,239
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	401	—	3,029	—	—	—	3,029
Common Stock cash dividend paid	—	—	—	(136,793)	—	—	—	(136,793)
Stock-based compensation	—	—	—	11,747	—	—	—	11,747
Unrealized gain on investments	—	—	—	—	—	9,459	—	9,459
Translation adjustment	—	—	—	—	—	(1,800)	—	(1,800)
Rhapsody capital transactions with MTVN	—	—	—	3,113	—	—	—	3,113
Net income (loss)	—	—	—	—	—	—	(27,100)	(27,100)
Balances, December 31, 2011	$—	34,422	$34	$591,122	$—	$(24,884)	$(279,378)	$286,894
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	902	1	2,807	—	—	—	2,808
Dilution gain related to Rhapsody's equity issuance	—	—	—	1,718	—	—	—	1,718
Stock-based compensation	—	—	—	8,123	—	—	—	8,123
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	(633)	—	(633)
Translation adjustment, net of reclassification adjustments	—	—	—	—	—	(1,023)	—	(1,023)
Net income (loss)	—	—	—	—	—	—	44,841	44,841
Balances, December 31, 2012	$—	35,324	$35	$603,770	$—	$(26,540)	$(234,537)	$342,728
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011 and 2010

Note 1.	Description of Business and Summary of Significant Accounting Policies
Description of Business.    RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video. Additional details on the nature of our business and our segments are in Item 1 of this 10-K.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetwork's success will depend on the acceptance of our technology, products and services and the ability to generate related revenue.
In this Annual Report on Form 10-K for the year ended December 31, 2012 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2012 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2013.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, current economic conditions may require the use of additional estimates, and certain estimates we currently make are subject to a greater degree of uncertainty as a result of the current economic conditions.
2012 Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel) pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement), dated as of January 26, 2012, between the Company and Intel. In accordance with the Asset Purchase Agreement, Intel acquired the assets for a gross cash purchase price of $120.0 million. In addition, pursuant to the license agreement, dated as of January 26, 2012 (the “License Agreement”), between Intel and the Company, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the License Agreement) and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses. The transferability of the License Agreement is limited in the event of a change of control or character of the Company, as set forth in the License Agreement. The proceeds, net of related direct costs, of $116.4 million were recorded as a gain in the statement of operations.
2011 Special Dividend and Reverse Stock Split. On July 27, 2011, the Company’s Board of Directors approved the payment of a special cash dividend of $1.00 per common share and a one-for-four reverse stock split of our common stock. The special dividend was paid on August 23, 2011 and totaled $136.8 million. The one-for-four reverse stock split was effective at the close of business on August 30, 2011. All information related to common stock, stock options, restricted stock units and earnings per share included in the 10-K was retroactively adjusted in 2011 to give effect to the special cash dividend and the reverse stock split, except as otherwise noted.
2010 Rhapsody Restructuring Transaction. RealNetworks initially formed in 2007 a joint venture with MTV Networks(MTVN) to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of Rhapsody. Subsequent to the restructuring transaction, we account for our investment in Rhapsody using the equity method of accounting for investments. Prior to the restructuring transaction, Rhapsody’s financial position and operating results were consolidated into our financial statements, with MTVN’s proportionate share of income (loss) included in noncontrolling interest in Rhapsody in our statements of operations and MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the balance sheets. As of December 31, 2012 we owned approximately 45% of Rhapsody. RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in early 2013, and are discussed further in Note 19, Related Party Transactions.
Revision of Prior Period Financial Statements. In connection with the preparation of our consolidated financial statements as of, and for the year ended December 31, 2012, we identified and corrected immaterial errors related to the accounting for our equity method investment in Rhapsody. Our investment in Rhapsody is our only equity method investment for all periods presented. We determined that the carrying value for Rhapsody, reported as an equity method investment in our consolidated balance sheets, which were a part of our previously issued audited financial statements, was understated as of December 31, 2011 and 2010 by $15.6 million and $12.5 million, respectively. The immaterial errors relate to certain capital transactions of Rhapsody with MTVN in 2011 and 2010 for which we did not, at the time, appropriately record our share of increase in Rhapsody's equity along with a corresponding increase to our shareholders' equity (additional paid-in capital) in the consolidated balance sheets and the consolidated statements of shareholders' equity. These corrections also included related deferred tax adjustments, as disclosed in Note 14. These non-cash corrections did not impact the amount we reported for our share of Rhapsody's net loss for any period and thus had no impact on our consolidated statements of operations or cash flows.
In accordance with accounting guidance found in ASC 250-10, we assessed the materiality of the errors and concluded that the errors were not material to any of our previously-issued financial statements. In accordance with this accounting guidance, we have revised all affected periods, and the following tables summarize the effects of the immaterial error corrections on the historical consolidated balance sheets and statements of shareholders' equity within these consolidated financial statements for the periods indicated (in thousands):

	As of December 31, 2011
	As previously reported	Adjustment	Revised
Equity method investment	$7,798	$15,607	$23,405
Total assets	$377,790	$15,607	$393,397
Additional paid-in capital	$575,515	$15,607	$591,122
Total shareholders' equity	$271,287	$15,607	$286,894
Total liabilities and shareholders' equity	$377,790	$15,607	$393,397

	As of December 31, 2010
	As previously reported	Adjustment	Revised
Equity method investment	$15,486	$12,494	$27,980
Total assets	$565,442	$12,494	$577,936
Additional paid-in capital	$697,532	$12,494	$710,026
Total shareholders' equity	$412,745	$12,494	$425,239
Total liabilities and shareholders' equity	$565,442	$12,494	$577,936

Reclassifications.    Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation. These reclassifications had no effect on our consolidated financial position, results of operations, or cash flows.
Cash and Cash Equivalents, Short-Term Investments, and Available-for-Sale Securities.    We consider all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.
We have classified as available-for-sale all marketable debt and equity securities for which there is determinable fair market value and there are no restrictions on our ability to sell. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of any applicable income taxes. Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid and we have the ability to utilize them for current operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.
Trade Accounts Receivable.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts and sales returns is our best estimate of the amount of probable credit losses and returns in our existing accounts receivable. We determine the allowances based on analysis of historical bad debts, customer concentrations, customer credit-worthiness, return history and current economic trends. We review the allowances for doubtful accounts and sales returns quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to its customers.
 Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Short-term investments consist of U.S. government and government agency securities, corporate notes and bonds, and municipal securities. We derive a portion of our revenue from a large number of individual consumers spread globally. We also derive revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, our operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. We do not generally require collateral and we maintain an allowance for estimated credit losses on customer accounts when considered necessary.
Depreciation and Amortization.    Depreciation and amortization of equipment, software, and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. The useful life of equipment and software is generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.
Depreciation and amortization expense during the years ended December 31, 2012, 2011, and 2010 was $12.9 million, $12.8 million, and $18.7 million, respectively.
Valuation of Equity Method Investments.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. For the investment in Rhapsody as of March 31, 2010, we used multiple valuation models that were based on assumptions of future results made by management, including operating and cash flow projections, to calculate the fair value since RealNetworks contributed both cash and non-cash items in exchange for its equity interest.
We record our percentage interest in the investee's recorded income or loss under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment.
We evaluate impairment of an investment accounted for under the equity method only if events and circumstances warrant. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.
Deferred Costs. We defer certain costs on projects for service revenues and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll and related costs for employees and other third parties. Deferred costs are capitalized during the implementation period.
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
As of December 31, 2011, we determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, in 2011 we impaired $16.7 million in deferred project costs and an additional $3.3 million of equipment and software assets that related solely to these projects. The $20.0 million charge in 2011 was included in impairment of deferred project costs in the accompanying consolidated statements of operations and comprehensive income (loss). No such charges were incurred in 2012 or 2010.

Other Intangible Assets.    Other intangible assets consist primarily of the fair value of customer agreements and contracts, and developed technology acquired in business combinations. Other intangible assets are amortized on a straight line basis over one to seven years, which approximates their estimated useful lives.
We review these assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value, which is generally determined as the present value of estimated future cash flows. The impairment analysis is based on significant assumptions of future results made by us, including operating and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to perform an impairment analysis in future interim periods.
Goodwill.    We test goodwill for impairment on an annual basis, in our fourth quarter, or more frequently if circumstances indicate reporting unit carrying values may exceed their fair values. Circumstances that may indicate a reporting unit's carrying value exceeds its fair value include, but are not limited to: poor economic performance relative to historical or projected future operating results; significant negative industry, economic or company specific trends; changes in the manner of our use of the assets or the plans for our business; and loss of key personnel.
When evaluating goodwill for impairment, based upon our annual test or due to changes in circumstances described above, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit's carrying amount including goodwill. If this assessment indicates it is more likely than not, we then compare the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied estimated fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to implied estimated value. Significant judgment is required in determining the reporting units and assessing fair value of the reporting units.
Long-Lived Assets.    We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.
Fair Value of Financial Instruments.    We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis. Fair value is the price that would be received from selling an asset or paid in transfering a liability in an orderly transaction between market participants at the measurement date. Our fair value measurements consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
Research and Development.    Costs incurred in research and development are expensed as incurred. Software development costs are capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. Other than internal use software, we have not capitalized any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.
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
In most arrangements, we contract directly with end user customers, and are the primary obligor. In such arrangements, we recognize revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers. In such instances, we recognize revenue on a net basis.
In our direct to consumer business, we derive revenue through (1) subscriptions of our SuperPass product and our games offerings, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
Non-software revenue arrangements containing multiple elements are divided into separate units of accounting, after being evaluated for specific criteria. If the criteria for separation are met, revenue is allocated to the individual units using the relative price method. If the criteria are not met, the elements are treated as one unit of accounting and revenue recognition is delayed until all elements have been delivered. In the case of revenue arrangements containing software, elements are divided into separate units of accounting only when vendor-specific objective evidence has been established. In cases where vendor-specific objective evidence has not been established, undelivered elements are combined into one unit of accounting and are not recognized in revenue until all elements have been delivered.
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $31.7 million in 2012, $35.7 million in 2011 and $29.5 million in 2010. We also incurred $1.1 million of advertising expenses with MTVN, a related party, in 2010, with no amounts incurred in 2012 or 2011.
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
Derivative Financial Instruments.    We conduct business internationally in several currencies and thus we are exposed to adverse movements in foreign currency exchange rates. A portion of these risks are managed through the use of financial derivatives, but fluctuations in foreign exchange rates could impact our results of operations and financial position. Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, adjust these instruments to fair value through our results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions and long-term investments.
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
We had no material amounts of derivatives outstanding at either December 31, 2012 or 2011.
Accounting for Taxes Collected from Customers.    Our revenues are reported net of sales and other transaction taxes that are collected from customers and remitted to taxing authorities.
Income Taxes.    We compute income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. Adjustments to the valuation allowance could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded. Any increase or decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations.

Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.
We file numerous consolidated and separate income tax returns in the U.S. including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. RealNetworks, Inc. and/or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.
Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair value of stock-based option awards. The fair value of restricted stock awards is based on the closing market price of our common stock on the award date. For performance-based restricted stock awards, expense is recognized when it is probable the performance goal will be achieved. We recognize the compensation cost for awards on a straight-line basis for the entire award, over the applicable vesting period. For our employee stock purchase plan, compensation expense is measured based on the discount the employee is entitled to upon purchase.
The valuation models for stock-based option awards require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for new awards may differ materially in the future from the amounts recorded in the consolidated statements of operations. For all awards, we also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates and ultimately record stock-based compensation expense only for those awards that are expected to vest.
Noncontrolling Interest.    We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest holders in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. The 2010 net loss attributable to the noncontrolling interest in Rhapsody is included within the consolidated statements of operations and comprehensive income (loss). We applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in our holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy no longer applies with respect to our investment as we stopped consolidating Rhapsody on March 31, 2010 and no longer report a noncontrolling interest.
Net Income Per Share.    Basic net income (loss) per share (EPS) available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact, in 2010, of MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted EPS available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact, in 2010, of MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period.
Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 consisted of unrealized gains on investment securities and foreign currency translation losses.

The components of accumulated other comprehensive loss, net of any applicable tax, are as follows (in thousands):

	December 31,
	2012	2011
Unrealized gains on investments, net of tax effects of $(846) for 2012 and 2011	$26,685	$27,318
Foreign currency translation adjustments	(53,225)	(52,202)
Accumulated other comprehensive income (loss)	$(26,540)	$(24,884)
For the twelve months ended December 31, 2012 we liquidated the investment in certain of our foreign entities and recorded a net pre-tax gain of $2.0 million in Other income (expense), net, in the consolidated statement of operations upon the reclassification of the same amount of cumulative foreign exchange translation gain (loss) from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit. No reclassification adjustments related to foreign exchange translation amounts occurred in 2011.
For the twelve months ended December 31, 2012 we realized pre-tax gains of $4.3 million in the consolidated statement of operations related to the sale of a portion of the equity shares we hold in LoEn Entertainment, Inc., with the same amount reclassified from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit. For more information see Note 4, Fair Value Measurements. No reclassification adjustments related to unrealized gains occurred in 2011.
For the three years ended December 31, 2012, there were no income tax expense or benefit amounts related to the items included in Other comprehensive income (loss) on our Consolidated Statement of Operations and Comprehensive Income (Loss).

Note 2.	Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the year December 31, 2012 to be implemented that are of significance or potential significance to RealNetworks.

Note 3.	Rhapsody Joint Venture
Restructuring of Rhapsody
RealNetworks initially formed in 2007 a joint venture with MTV Networks, a division of Viacom International Inc. (MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of the issued and outstanding stock of Rhapsody. Subsequent to the restructuring transaction, we account for our investment in Rhapsody using the equity method of accounting for investments. As of December 31, 2012 we owned approximately 45% of the issued and outstanding stock of Rhapsody.
As part of the restructuring transaction, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. We also repurchased the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was canceled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of MTVN’s put right were terminated.
As a result of the March 31, 2010 deconsolidation of Rhapsody’s operations from our financial statements, we no longer record any operating results for our former Music segment for periods subsequent to March 31, 2010. The removal of these assets and liabilities and the creation of the initial equity method investment resulted in a one-time net gain of $10.9 million in 2010 recorded in Other income (expense), net in our consolidated statement of operations. We determined the fair value of our retained equity interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The fair value analysis used multiple valuation models and was based on assumptions of future results made by us, including operating and cash flow projections.
As noted above, MTVN’s preferred return rights were terminated in 2010 in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put right would have included a preferred return to MTVN. We previously elected to accrete any excess of the redemption value over the carrying amount of the noncontrolling interest as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, we decreased the noncontrolling interest that was on our consolidated balance sheet on March 31, 2010 prior to the transaction described above by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the year ended December 31, 2010.
RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in early 2013, and are discussed further in Note 19, Related Party Transactions.
In 2012 Rhapsody issued common stock as consideration for acquisitions it made. As RealNetworks did not acquire any additional Rhapsody common stock as part of Rhapsody's transactions, our equity interest decreased from approximately 47% in 2011 to approximately 45% in 2012, and we recorded a dilution gain totaling $1.7 million, which increased our carrying amount for Rhapsody by the same amount. Our policy is to record the gain in equity, as a component of Additional paid in capital. See Note 1, Description of Business and Summary of Significant Accounting Policies - Revision of Prior Period Financial Statements, for details on corrections made to our investment balance in Rhapsody related to certain other capital transactions of Rhapsody in 2011 and 2010.
As of December 31, 2012 the carrying value of our investment in Rhapsody was $19.2 million.
We recorded our share of losses in the operations of Rhapsody of $5.7 million for the year ended December 31, 2012, $7.9 million for the year ended December 31, 2011, and $14.2 million for the nine month period from April 1, 2010 to December 31, 2010.
Summarized financial information for Rhapsody, which represents 100% of their financial information, for the period accounted for under the equity method is as follows (in thousands):

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Net revenue	$143,674	$127,184	$91,279
Gross profit	36,260	39,137	25,702
Net loss	(12,228)	(13,580)	(31,007)

	As of December 31, 2012	As of December 31, 2011
Current assets	$34,035	$38,128
Non-current assets	19,688	21,717
Current liabilities	36,756	35,259
Non-current liabilities	—	691

Note 4.	Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,680	$—	$10,680	$—
Corporate notes and bonds	81,235	—	81,235	—
Short-term investments:
Corporate notes and bonds	65,502	—	65,502	—
U.S. government agency securities	42,714	42,113	601	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	34,334	34,334	—	—
Total	$244,465	$76,447	$168,018	$—

	Fair Value Measurements as of
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,544	$—	$6,544	$—
Corporate notes and bonds	20,697	—	20,697	—
Short-term investments:
Corporate notes and bonds	39,254	—	39,254	—
U.S. government agency securities	39,485	34,881	4,604	—
Restricted cash equivalents and investments	10,168	1,668	8,500	—
Equity investments in publicly traded securities	37,204	37,204	—	—
Total	$153,352	$73,753	$79,599	$—
Our equity investments in publicly traded companies consisted of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $8.6 million as of December 31, 2012 and $10.8 million at December 31, 2011. For the year ended December 31, 2012 we sold for a gain a portion of the LoEn shares we hold, resulting in cash proceeds of $6.4 million and a pre-tax gain of $4.3 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 3, Rhapsody Joint Venture, for a description of the fair value determinations related to the 2010 Rhapsody restructuring transaction. See Note 1, Description of Business and Summary of Significant Accounting Policies - Deferred Costs, for a discussion of the 2011 impairment charges related to deferred project costs. See Note 11, Loss on Excess Office Facilities, for a discussion of the losses related to reductions in the use of RealNetworks' office space.

Note 5.	Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents and Investments
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$71,283	$71,283
Money market mutual funds	10,680	10,680
Corporate notes and bonds	81,237	81,235
Total cash and cash equivalents	163,200	163,198
Short-term investments:
Corporate notes and bonds	65,426	65,502
U.S. government agency securities	42,693	42,714
Total short-term investments	108,119	108,216
Total cash, cash equivalents and short-term investments	$271,319	$271,414
Restricted cash equivalents and investments	$10,000	$10,000
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$79,092	$79,092
Money market mutual funds	6,544	6,544
Corporate notes and bonds	20,697	20,697
Total cash and cash equivalents	106,333	106,333

Short-term investments:
Corporate notes and bonds	39,309	39,254
U.S. Government agency securities	39,413	39,485
Total short-term investments	78,722	78,739
Total cash, cash equivalents, and short-term investments	$185,055	$185,072
Restricted cash equivalents and investments	$10,168	$10,168
Substantially all of the restricted cash equivalents and investments amounts as of December 31, 2012, and December 31, 2011 relate to cash pledged as collateral against a letter of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for 2012, 2011, and 2010 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of December 31, 2012 and December 31, 2011 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of December 31, 2012 (in thousands):

Estimated Fair Value
Within one year	$75,299
Between one year and five years	32,917
Total short-term investments	$108,216

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,445	$1,529	$2,912
Addition (reduction) to allowance	76	693	114
Amounts written off	(529)	(742)	(1,364)
Effects of foreign currency translation	18	(35)	(133)
Balance, end of year	$1,010	$1,445	$1,529
Activity in the allowance for sales returns (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$668	$1,039	$1,012
Addition (reduction) to allowance	153	939	3,175
Amounts written off	(168)	(1,311)	(3,149)
Effects of foreign currency translation	—	1	1
Balance, end of year	$653	$668	$1,039
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$1,663	$2,113	$2,568
No one customer accounted for more than 10% of trade accounts receivable as of December 31, 2012. One customer accounted for 17% of trade accounts receivable as of December 31, 2011.
One customer accounted for 11%, or $27.7 million, of total revenue during the year ended December 31, 2012, in our Emerging and Games segments. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2011 or 2010.

Note 7.	Other Intangible Assets
Other intangible assets (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$30,831	$28,211	$2,620
Developed technology	24,532	23,885	647
Service contracts	5,467	5,459	8
Total other intangible assets, December 31, 2012	$60,830	$57,555	$3,275
Total other intangible assets, December 31, 2011	$69,631	$62,462	$7,169
Amortization expense related to other intangible assets during the years ended December 31, 2012, 2011, and 2010 was $4.1 million, $4.1 million, and $4.7 million, respectively.
As of December 31, 2012, estimated future amortization of other intangible assets was (in thousands):

2013	$2,540
2014	407
2015	328
Total	$3,275
No impairments of other intangible assets were recognized in 2012, 2011 or 2010.

Note 8.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2012	2011
Balance, beginning of year
Goodwill	$316,851	$315,613
Accumulated impairment losses	(310,653)	(310,653)
	6,198	4,960

Increases due to current year acquisitions	—	1,385
Effects of foreign currency translation	111	(147)
	111	1,238
Balance, end of year
Goodwill	316,962	316,851
Accumulated impairment losses	(310,653)	(310,653)
	$6,309	$6,198
Goodwill by segment (in thousands):

	December 31,
	2012	2011
Core products	$779	$769
Emerging products	580	580
Games	4,950	4,849
Total goodwill	$6,309	$6,198
In 2011 we acquired two small businesses, recording goodwill at the acquisition dates totaling $1.4 million.
No impairments of goodwill were recorded in 2012, 2011, or 2010.

Note 9.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2012	December 31, 2011
Royalties and other fulfillment costs	$19,435	$26,651
Employee compensation, commissions and benefits	13,368	12,698
Sales, VAT and other taxes payable	10,959	11,389
Deferred tax liabilities—current	3,894	232
Accrued loss on excess office facilities	2,463	596
Other	7,411	8,224
Total accrued and other current liabilities	$57,530	$59,790

Note 10.	Restructuring Charges
Restructuring and other charges in 2012, 2011 and 2010 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in all three years primarily relate to severance costs due to workforce reductions.
In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, beginning immediately and we expect it to be concluded by the end of the second quarter of 2013. For the year ended December 31, 2012 we recorded a total of $9.1 million of restructuring charges for employee separation costs related to this action and for other actions taken in 2012.
In the third quarter of 2012 we assigned two of our existing domestic carrier service contracts for ringback tone, ring tone, and music on demand services to a third party. This action resulted in restructuring charges associated with the contract assignment of $3.6 million and asset disposal and other costs of $2.5 million in 2012. The asset disposal cost recognized was for fixed assets and deferred labor costs related to the assigned carrier service contracts.

Details of restructuring charges for the years ended December 31, 2012, 2011 and 2010 are in the table below. Non-cash employee separation expenses incurred were for the incremental expense related to certain stock options for a separated employee. The amount accrued at December 31, 2012 for employee separation includes costs for those employees who were separated in the fourth quarter of 2012 and paid out in the first quarter of 2013. The amount accrued for contract assignment is expected to be paid out by the end of 2013.
Restructuring charges by type of cost (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Asset Disposal Expense and Other	Total
Costs incurred and charged to expense for the year ended December 31, 2012	$9,052	3,629	$2,544	$15,225
Costs incurred and charged to expense for the year ended December 31, 2011	$7,739	—	$911	$8,650
Costs incurred and charged to expense for the year ended December 31, 2010	$11,345	—	$1,016	$12,361

Changes to the accrued restructuring liability for 2012 (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2011	$131	—	$131
Costs incurred and charged to expense for the year ended December 31, 2012, excluding non-cash charges	8,300	3,629	11,929
Cash payments	(7,700)	(1,929)	(9,629)
Accrued liability as of December 31, 2012	$731	$1,700	$2,431

Note 11.	Loss on Excess Office Facilities
As a result of reductions in the use of RealNetworks' office space, primarily in the corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. We regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to the accrued loss on excess office facilities (in thousands):

	Years Ended December 31,
	2012	2011	2010
Accrued loss, beginning of year	$2,747	$4,524	$3,228
Additions and adjustments to the lease loss accrual, including sublease income estimate revision, and related asset write-downs	3,290	(646)	7,396
Less write-down of leasehold improvements	(496)	—	(1,552)
Less amounts paid, net of sublease income	(1,328)	(1,131)	(4,548)
Accrued loss, end of year	4,213	2,747	4,524
Less current portion (included in Accrued and other current liabilities)	(2,463)	(596)	(1,144)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,750	$2,151	$3,380

Note 12.	Shareholders’ Equity
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
Shareholder Rights Plan.    On December 2, 2008, RealNetworks and Mellon Investor Services LLC entered into an Amended and Restated Shareholder Rights Plan (Amended and Restated Rights Plan) which amended and restated the existing Shareholder Rights Plan dated December 4, 1998, as amended (Existing Rights Plan). In connection with the Existing Rights Plan, on October 16, 1998, the Company’s board of directors declared a dividend of a right to purchase one one-thousandth of a share of the Company’s Series A preferred stock (Right) for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the earlier of the acquisition of the Company by a person or a group of 15 percent or more of the outstanding common stock or 10 days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). Notwithstanding the foregoing, Robert Glaser, the Company’s Chairman of the Board of Directors, is excluded as a person who can trigger the Distribution Date so long as he does not increase his beneficial ownership of shares of the Company’s common stock above the number of shares he holds as of the date of the Amended and Restated Rights Plan, except for shares of the Company’s common stock he acquires from the exercise of stock options or from stock awards granted to him in connection with his employment with the Company. After the Distribution Date, each Right will entitle the holder to purchase for $120.00 (Exercise Price) one one-thousandth (1/1000th) of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 2, 2018.

Note 13.	Employee Stock and Benefit Plans
Equity Compensation Plans. We maintain equity incentive plans under which we may grant various types of equity awards to employees and Directors. We have granted time-vest and performance-vest stock options and time-vest and performance-vest restricted stock. Generally, options vest based on continuous employment, over a two, four or five-year period. The options generally expire in either seven or ten years from the date of grant and are exercisable at the market value of the common stock at the grant date. Time-vest restricted stock awards generally vest based on continuous employment over a one or two-year period. Performance-vest restricted stock awards vest if the specified performance targets are met and the grantee remains employed over the required period. The performance targets for these awards are generally based on the achievement of company-specific financial results. For performance-based restricted stock awards, expense is recognized when it is probable the performance goal will be achieved.
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2012 there were 4.0 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. We also have an employee stock purchase plan, under which 0.6 million shares of common stock are authorized for future issuance.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total stock-based compensation expense	$8,123	$11,747	$12,203
The total stock-based compensation amounts disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations, including amounts that are reported in Restructuring and other charges. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2012, 2011, or 2010. As of December 31, 2012, we had $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies - Stock-Based Compensation, the valuation models for stock option awards require various highly judgmental assumptions. The assumption for the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our common stock for the related expected term. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. Notwithstanding the special cash dividend of $1.00 per share paid on our common stock during the quarter ended September 30, 2011, the dividend yield is estimated at zero because we do not currently anticipate paying dividends in the foreseeable future.
 The fair value of options granted determined using the Black-Scholes model used the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.50%	1.31%	1.56%
Expected term (years)	4.2	4.0	4.0
Volatility	58%	54%	62%
 In connection with RealNetwork's special cash dividend of $1.00 per share of common stock paid in August 2011, and pursuant to the terms of the 2005 Plan, adjustments were made to the aggregate number of shares authorized for issuance under the 2005 Plan to reflect the special dividend in 2011. As a result of these adjustments, in 2011 the previously outstanding number of shares authorized for issuance under the 2005 Plan was increased by approximately 1.8 million shares. Also in connection with the special cash dividend and one-for-four reverse stock split in August 2011, we made equitable adjustments to outstanding options and restricted stock units in accordance with our equity compensation plans. For all awards, the fair value of the award before and after the dividend and one-for-four reverse stock split remained the same, thus no incremental expense was recognized in the financial statements as a result of these equitable adjustments.

Restricted stock unit and award activity was as follows (shares are in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Total Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2009	118	$24.59
Granted	71	$12.68
Vested	(44)	$21.82	$719
Forfeited/Canceled	(58)	$24.87
Nonvested shares, December 31, 2010	87	$12.04
Granted	520	$9.40
Vested	(94)	$11.58	$1,078
Forfeited/Canceled	(50)	$9.59
Nonvested shares, December 31, 2011	463	$9.42
Granted	1,536	$8.70
Vested	(437)	$9.47	$4,106
Forfeited/Canceled	(313)	$9.42
Nonvested shares, December 31, 2012	1,249	$8.52

At December 31, 2012 the aggregate intrinsic value of restricted stock awards was $9.4 million and the weighted average remaining contractual term was approximately 1 year .
A summary of stock option activity is set forth in the table below.

	Options Outstanding		Weighted Average Fair Value Grants
	Number of Shares in (000’s)	Weighted Average Exercise Price
Outstanding, December 31, 2009	6,525	$24.44
Options granted at common stock price	1,752	15.56	7.48
Options exercised	(133)	11.80
Options cancelled	(2,585)	21.36
Outstanding, December 31, 2010	5,559	19.68
Options granted at common stock price	2,250	9.54	5.08
Options exercised	(210)	10.57
Options cancelled	(1,234)	14.72
Outstanding, December 31, 2011	6,365	14.24
Options granted at common stock price	1,422	8.29	3.71
Options exercised	(466)	6.61
Options cancelled	(2,787)	12.76
Outstanding, December 31, 2012	4,534	14.07
Exercisable, December 31, 2012	2,844	17.06
Vested and expected to vest, December 31, 2012	3,775	15.14

As of December 31, 2012, the weighted average remaining contractual life of the options was as follows: outstanding options 4.3 years; exercisable options 3.2 years; and vested and expected to vest options 3.9 years.
As of December 31, 2012, the aggregate intrinsic value of the options was as follows: outstanding options $0.3 million; exercisable options $0.2 million; and vested and expected to vest options $0.2 million.
The aggregate intrinsic value of stock options exercised in 2012, 2011 and 2010 was $1.0 million, $0.3 million and $0.5 million.
Stock Option Exchange.    As described in our prior filings with the SEC, in 2009 we completed a one-time stock option exchange program designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $13.92. A total of 4.7 million eligible stock options were tendered by employees and 2.0 million new stock options were granted in 2009 in exchange for the eligible stock options surrendered. The exercise price of the new stock options was $10.52, which was the closing price of our common stock on December 17, 2009.
Employee Stock Purchase Plan.    Our current Employee Stock Purchase Plan (the 2007 ESPP) allows an eligible employee to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods, subject to certain limitations. Under the 2007 ESPP, 102,700, 110,000, and 90,250 shares were purchased during the years ended December 31, 2012, 2011 and 2010, respectively.
Retirement Savings Plan.    We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During the years ended December 31, 2012, 2011, and 2010, we matched 50% of employee contributions to the plan, on up to three percent of participating employees’ compensation, and contributed $1.0 million, $1.1 million, and $1.4 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 14.	Income Taxes
Components of income (loss) before income taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States operations	$59,807	$(50,100)	$(49,650)
Foreign operations	(2,448)	5,671	15,327
Income (loss) before income taxes	$57,359	$(44,429)	$(34,323)

Components of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
United States federal	$1,372	$422	$(45,844)
State and local	(2,957)	920	(379)
Foreign	(6,221)	5,314	9,150
Total current	(7,806)	6,656	(37,073)
Deferred:
United States federal	22,029	(22,006)	—
State and local	556	(555)	—
Foreign	(2,261)	(1,424)	622
Total deferred	20,324	(23,985)	622
Total income tax expense (benefit)	$12,518	$(17,329)	$(36,451)
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States federal tax expense (benefit) at statutory rate	$20,076	$(15,550)	$(12,013)
State taxes, net of United States federal tax benefit	(1,098)	1,320	(379)
Change in valuation allowance	2,136	(9,119)	13,191
Non-deductible stock compensation	341	571	992
Impact of non-U.S. jurisdictional tax rate difference	313	(368)	(1,173)
Non-taxable income attributable to noncontrolling interest	—	—	1,018
Extraterritorial Income Exclusion and previously acquired NOLs	—	—	(32,232)
Research and development tax credit	(1,923)	(1,372)	(2,053)
Transfer pricing adjustment	—	2,426	—
Increase (reversal) of unrecognized tax benefits	(7,826)	2,100	(4,410)
Other	499	2,663	608
Total income tax expense (benefit)	$12,518	$(17,329)	$(36,451)

 Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
United States federal net operating loss carryforwards	$16,581	$28,228
Deferred expenses	8,461	14,056
Research and development tax credit carryforwards	22,101	21,496
Alternative minimum tax credit carryforward	3,698	3,068
Net unrealized loss on investments	95	10,943
Capital loss carryforwards	—	5,297
Accrued loss on excess office facilities	1,340	997
Stock-based compensation	13,639	16,101
State net operating loss carryforwards	3,109	3,999
Foreign net operating loss carryforwards	31,087	20,582
Deferred revenue	357	495
Equipment, software, and leasehold improvements	9,359	8,133
Intangibles	64	48
Other	7,769	6,457
Gross deferred tax assets	117,660	139,900
Less valuation allowance (See Note 1)	90,799	99,571
Gross deferred tax assets, net of valuation allowance	26,861	40,329
Deferred tax liabilities:
Other intangible assets	(688)	(1,550)
Net unrealized gains and basis differences on investments (See Note 1)	(16,538)	(9,522)
Other	(787)	(880)
Prepaid expenses	(1,076)	(1,445)
Capitalized software development costs	(4,317)	(3,504)
Gross deferred tax liabilities	(23,406)	(16,901)
Net deferred tax assets	$3,455	$23,428
Income tax receivables were $8.4 million and $6.7 million at December 31, 2012 and 2011, respectively.
In 2012, we continued to provide a valuation allowance on the deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was an $8.8 million decrease and a $1.0 million decrease during the years ended December 31, 2012 and 2011, respectively.

The 2012 net decrease in valuation allowance was primarily the result of an $8.3 million decrease due to unrealized gains on investments, and a $0.5 million decrease due to changes in worldwide attributes and other assets.
We maintain a partial valuation allowance of $90.8 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2012. As part of the immaterial error correction related to the accounting for our equity method investment in Rhapsody as described in Note 1, we revised our deferred tax liability balance by $5.6 million at December 31, 2011 and allocated the corresponding change in valuation allowance directly to the related components of shareholders' equity on the consolidated balance sheets.  This immaterial error correction on the tax footnote disclosure had no impact on any of our financial statements for all periods presented.
RealNetwork's U.S. federal net operating loss carryforwards totaled $47.4 million and $80.7 million at December 31, 2012 and 2011, respectively. The decrease is mainly due to the utilization of net operating losses as a result of the sale of certain patent assets and other technology assets to Intel Corporation in 2012. The remaining net operating loss carryforwards as of December 31, 2012 are from the U.S. taxable losses in 2010 and 2011 and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards begin to expire between 2024 and 2031.
RealNetwork's alternative minimum tax credit carryforward increased from $3.1 million as of December 31, 2011 to $3.7 million as of December 31, 2012. The alternative minimum tax credit can be carried forward indefinitely.
RealNetwork's U.S. federal research and development tax credit carryforward totaled $22.1 million and $21.5 million at December 31, 2012 and December 31, 2011, respectively. The research and development credit carryforwards expire between 2020 and 2031. Because the enactment of the American Taxpayer Relief Act of 2012 (“the Act”) was not completed until 2013 certain provisions of the Act benefiting our 2012 federal taxes, including the extension of the research and development tax credit for 2012, cannot be recognized in our 2012 financial results and instead will be reflected in our 2013 financial results.
As of December 31, 2012 and 2011, we had $4.0 million and $16.7 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is the result of a release of $13.8 million, which includes accrued interest, through the successful defense of our positions, and ultimate settlement and closure of foreign and state tax examinations. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million as of December 31, 2012 and $13.5 million as of December 31, 2011.
As of December 31, 2012 and December 31, 2011, we had approximately $0.1 million and $0.8 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$16,721	$14,033	$59,826
Increases related to prior year tax positions	416	—	130
Decreases related to prior year tax positions	(94)	(768)	(57,234)
Settlements with taxing authorities	(13,065)	—	—
Increases related to current year tax positions	—	3,518	11,311
Expiration of the statute of limitations	—	(62)	—
Balance, end of year	$3,978	$16,721	$14,033

Note 15.	Earnings (Loss) Per Share
Basic and diluted net income (loss) per share (EPS) available to common shareholders (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$44,841	$(27,100)	$5,038
Less termination (accretion) of MTVN’s preferred return in Rhapsody	—	—	3,700
Net income (loss) available to common shareholders	$44,841	$(27,100)	$8,738
Weighted average common shares outstanding used to compute basic EPS	34,873	34,185	33,894
Dilutive effect of stock based awards	249	—	119
Shares used to compute diluted EPS	35,122	34,185	34,013
Basic EPS	$1.29	$(0.79)	$0.26
Diluted EPS	$1.28	$(0.79)	$0.26
Approximately 5.1 million, 4.3 million, and 5.0 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2012, 2011, and 2010, respectively, because of their antidilutive effect.

Note 16.	Commitments and Contingencies
Commitments.    We have commitments for future payments related to office facilities leases and other contractual obligations. We lease office facilities under various operating leases expiring through 2019. Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers. Future minimum payments as of December 31, 2012 are as follows (in thousands):

	Office Leases	Other Contractual Obligations	Total
2013	$12,258	$140	$12,398
2014	9,013	—	9,013
2015	2,089	—	2,089
2016	1,777	—	1,777
2017	932	—	932
Thereafter	68	—	68
Total minimum payments	$26,137	$140	$26,277
Of the total office lease future minimum payments, $3.4 million is recorded in accrued loss on excess office facilities at December 31, 2012.
Rent expense during the years ended December 31, 2012, 2011, and 2010, was $9.1 million, $9.2 million, and $10.6 million, respectively. These amounts are net of sublease income of $1.0 million in each of the years ended December 31, 2012, 2011, and 2010.
Litigation. On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York. VoiceAge asserts that we have breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology and is seeking a material amount of damages. We have removed the proceedings to New York federal court. Although discovery commenced on January 4, 2013, the court stayed further discovery on January 10, 2013. We dispute VoiceAge’s allegations and the magnitude of the claimed damages, and, because we are in the early stages of this litigation and due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.
On May 24, 2012, a putative class action lawsuit was filed against us in Illinois federal court by an individual consumer subscriber to one of our subscription products. The lawsuit asserted that certain online marketing practices of our marketing affiliates violate federal and state laws. In October 2012, we settled this matter for an immaterial amount.
On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits allege that T-Mobile and MetroPCS, respectively, infringe Callertone’s patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. Because we are in the early stages of this litigation and due to the uncertainties inherent in these matters, we are unable to estimate the range of possible loss that could result from this litigation.
In July 2010, the Washington State Office of the Attorney General, or Washington AG, sent a letter referencing complaints from consumers relating to RealNetworks’ various consumer products since 2005. In light of the ensuing investigation commenced by the Washington AG, we accrued an estimated loss totaling $2.4 million during the first quarter of 2012. On May 24, 2012, we resolved the investigation through the entry of a consent decree filed in King County, Washington Superior Court. The consent decree provided for injunctive relief related to certain consumer marketing practices, for consumer restitution of up to $2.0 million, and for payment of the Washington AG’s costs and attorneys fees in the amount of $0.4 million. The consent decree resolved with prejudice all issues raised by the Washington AG in the complaint filed in the matter. Subsequent to the 90-day customer claims period that followed the filing of the consent decree, during the third quarter of 2012 it was determined that we would make payments of $0.4 million to eligible claimants, $0.5 million to the Washington AG as indirect restitution, and the $0.4 million to the Washington AG to cover its legal costs. The total liability of $2.4 million originally accrued as of March 31, 2012 was reduced by the remaining amount of $1.1 million in the third quarter of 2012. Substantially all payments related to this matter have been made as of December 31, 2012.
On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claims construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery resumed. On September 28, 2011, the District Court held a claims construction hearing, and on May 10, 2012, the District Court issued a non-infringement judgment that was favorable to us and the other defendants. On December 4, 2012, Greenville appealed the claims construction order and the judgment, and the defendants filed a reply brief on January 28, 2013. Because we are in the early stages of the appeals process and due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.
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

Note 17.	Guarantees
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
We do not maintain accruals for warranty-related obligations as we do not have a history of incurring such losses.  We have, however, received claims for indemnification from certain of our carrier customers. See Note 16, Commitments and Contingencies, for a discussion of these indemnification claims.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, we sold certain patents and other technology assets to Intel pursuant to the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, we have specific obligations to indemnify Intel for breaches of the representations and warranties we made, and covenants we agreed to, in the Asset Purchase Agreement and for certain potential future intellectual property infringement claims brought by a third party against Intel. The amount of any potential liabilities related to our indemnification obligations will not be determined until a claim has been made, but the Asset Purchase Agreement provides that we will indemnify Intel up to the amount of the gross purchase price we received in the sale.

Note 18.	Segment Information
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the interim Chief Executive Officer, Chief Financial Officer, Executive Vice President, General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies. The performance evaluation of the CEOS does not include any segment asset information.
The three reportable segments are Core Products, Emerging Products and Games. See Item 1, Business - Segments, in this 10-K for additional details on each of the three segments. In addition, we continue to present financial results for our former Music segment on a historical basis only for a portion of 2010. The Music segment primarily included financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010 and deconsolidated from our reported results, as described in more detail in Note 3, Rhapsody Joint Venture.
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
Segment results for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):
Core Products

	2012	2011	2010
Revenue	$149,211	$191,240	$212,845
Cost of revenue	70,796	83,696	83,733
Impairment of deferred costs	—	19,329	—
Gross profit	78,415	88,215	129,112
Operating expenses	64,960	75,188	86,217
Operating income	$13,455	$13,027	$42,895
Emerging Products

	2012	2011	2010
Revenue	$42,576	$46,590	$41,761
Cost of revenue	7,965	11,879	7,123
Impairment of deferred costs	—	633	—
Gross profit	34,611	34,078	34,638
Operating expenses	30,809	36,011	28,053
Operating income (loss)	$3,802	$(1,933)	$6,585

Games

	2012	2011	2010
Total revenue	$67,055	$97,856	$111,394
Cost of revenue	21,613	30,646	29,071
Gross profit	45,442	67,210	82,323
Operating expenses	49,804	60,633	78,275
Operating income (loss)	$(4,362)	$6,577	$4,048

Music

2010
Total revenue	$35,733
Cost of revenue	21,864
Gross profit	13,869
Operating expenses	13,911
Operating income (loss)	$(42)
Corporate

	2012	2011	2010
Cost of revenue	$3,357	$416	$2,932
Gain on sale of patents and other technology assets, net of costs	116,353	—	—
Operating expenses	70,328	54,865	85,081
Operating income (loss)	$42,668	$(55,281)	$(88,013)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries. Revenue by geographic region (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$117,844	$162,720	$227,823
Europe	56,473	74,602	79,820
Rest of the World	84,525	98,364	94,090
Total	$258,842	$335,686	$401,733
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	December 31,
	2012	2011	2010
United States	$27,915	$38,543	$43,655
Europe	2,350	2,949	3,069
Rest of the World	8,635	9,349	8,559
Total long-lived assets	$38,900	$50,841	$55,283

Note 19.	Related Party Transactions
Transactions with Rhapsody. See Note 3, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services. These support services are expected to be completed in early 2013, unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the years ended December 31, 2012, 2011, and 2010 we charged Rhapsody $0.8 million, $2.2 million, and $3.2 million, respectively, for the support services.
In 2012 we made payments to Rhapsody totaling $4.2 million related to the settlement of certain amounts we previously accrued for, as provided for in the agreements under the Rhapsody restructuring transaction described in Note 3, Rhapsody Joint Venture.
Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). We paid market price for the common shares of LoEn, which are traded on the Korean Securities Dealers Automated Quotations. Our investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive income/loss. During the years ended December 31, 2012, 2011, and 2010, we recorded revenue from LoEn of $18.1 million, $20.3 million, and $18.0 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music on demand, video on demand, and intercarrier messaging services. Associated with these transactions, we also recorded accounts receivable of $2.5 million as of December 31, 2012. Accounts payable and cost of revenue associated with LoEn as of and for the periods ended December 31, 2012 and 2011 were nominal.

Note 20.	Quarterly Information (Unaudited)
The following table summarizes the unaudited statement of operations for each quarter of 2012 and 2011 (in thousands, except per share data):

	Total	Dec. 31 (3)	Sept. 30	June 30 (2)	Mar. 31
2012
Net revenue	$258,842	$67,264	$59,088	$65,526	$66,964
Gross profit	155,111	42,166	33,844	39,564	39,537
Operating (loss) income	55,563	(6,888)	(23,175)	104,168	(18,542)
Net income (loss) attributable to common shareholders	44,841	3,073	(22,214)	80,997	(17,015)
Basic net income (loss) per share available to common shareholders(1)	1.29	0.09	(0.63)	2.33	(0.49)
Diluted net income (loss) per share available to common shareholders(1)	1.28	0.09	(0.63)	2.32	(0.49)
2011
Net revenue	$335,686	$80,219	$84,414	$83,752	$87,301
Gross profit	189,087	28,168	52,598	53,086	55,235
Operating (loss) income	(37,610)	(23,677)	(3,483)	(4,784)	(5,666)
Net income (loss) attributable to common shareholders	(27,100)	(2,764)	(5,182)	(6,849)	(12,305)
Basic net income (loss) per share available to common shareholders(1)	(0.79)	(0.08)	(0.15)	(0.20)	(0.36)
Diluted net income (loss) per share available to common shareholders(1)	(0.79)	(0.08)	(0.15)	(0.20)	(0.36)

(1)	The sum of the quarterly net income per share amounts will not necessarily equal net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)
In the quarter ended June 30, 2012, we recognized a net gain of $117.9 million from the sale to Intel of certain patents, patent applications, and related rights. The net gain for the full year 2012 totaled $116.4 million. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional details.

(3)
The quarter ended December 31, 2011 included impairments of deferred costs of $20.0 million, described more fully in Note 1, Description of Business and Summary of Significant Accounting Policies, and an income tax benefit of $22.6 million resulting from a release of a portion of the valuation allowance, as described more fully in Note 14, Income Taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to management's ineffective control over the review and reconciliation of the equity method investment balance to the investee's financial statements has been identified and included in management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, RealNetworks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Seattle, Washington
March 18, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 based on those criteria because of the existence of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design an effective control to review the equity method investment balance and to reconcile the balance to our proportionate share of the equity reported in our investee's (Rhapsody) financial statements.
This material weakness resulted in an immaterial error correction related to the equity method investment and additional paid-in capital presented in our consolidated balance sheets and consolidated statements of shareholders' equity for the periods ended December 31, 2011 and December 31, 2010 and also related to deferred tax liability and valuation allowance amounts presented as of December 31, 2011 in Note 14 to our consolidated financial statements, and results in a reasonable possibility that a material misstatement to our financial statements could occur and not be detected. For details, see Note 1, Description of Business and Summary of Significant Accounting Policies - Revision to Prior Period Financial Statements.
Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on our internal control over financial reporting as of December 31, 2012 which is included in Item 8 in this 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the first quarter of 2013, we identified the material weakness described above and designed and implemented a new control process that entails a detailed reconciliation of our equity method investment balance to the latest financial statement balances of our investee. As a result of this enhancement in the design of our controls, the material weakness in internal control over financial reporting has been addressed as of the date of filing this 10-K.

Item 9B.	Other Information
None.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2013 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.
The remaining information required by this item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2013 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2013 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.
Equity Compensation Plans
As of December 31, 2012, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.
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
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	5,778	$14.05	3,956	(1)(2)
Equity compensation plans not approved by security holders	5	$28.96	—
Total	5,783	$14.07	3,956	(3)

(1)
On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 0.6 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

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

(3)
The total securities in column (a) include 4,534 stock options and 1,249 restricted stock units and awards. The weighted average exercise prices in columns (b) relate to the stock options only; restricted stock units and awards have no exercise price.

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
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2013 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2013 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest — Years Ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006	8-K	000-23137	2.1	09/14/06
2.3	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8-K	000-23137	4.1	12/03/08
10.1	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.1	08/13/01
10.3	†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.3	12/21/09
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.2	12/21/09
10.6	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.7	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.9	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.10	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.11	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.12	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009	8-K	000-23137	10.1	12/21/09
10.13	† *	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated
10.14	† *	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated
10.15	† *	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated
10.16		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended	10-Q	000-23137	10.1	11/09/04

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.17	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.18		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.19		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.20	†	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011	10-K	000-23137	10.20	02/29/12
10.21	†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers	10-K	000-23137	10.19	03/16/06
10.22	†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford	10-K	000-23137	10.23	03/10/10
10.23	†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw	10-K/A	000-23137	10.23	05/02/11
10.24	†	Offer Letter dated June 25, 2009 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.27	04/30/12
10.25	†	Promotion Letter dated October 4, 2010 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.28	04/30/12
10.26	† *	Promotion Letter dated May 31, 2011 between RealNetworks, Inc. and Scott Uomoto
10.27	† *	Promotion Letter dated April 2, 2012 between RealNetworks, Inc. and Tim Wan
10.28	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers	8-K	000-23137	10.2	02/26/10
10.29	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford	8-K	000-23137	10.3	02/26/10
10.30	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw	10-K/A	000-23137	10.30	05/02/11
10.31	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford	10-Q	000-23137	10.1	08/09/11
10.32	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers	10-Q	000-23137	10.2	08/09/11
10.33	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw	10-Q	000-23137	10.4	08/09/11
10.34	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.40	04/30/12
10.35	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.36	†	Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012	10-Q	000-23137	10.1	08/09/12
10.37	†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program	10-K	000-23137	10.35	03/16/11
10.38	† *	Form of MBO Plan Document under the RealNetworks, Inc. 2012 Executive Compensation Program
10.39	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.40	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.41		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.42	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
Certification of Robert Glaser, Interim Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Robert Glaser, Interim Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
†	Indicates management contract or compensatory plan.
s
Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*	Filed herewith.
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 18, 2013.

REALNETWORKS, INC.

BY:	/s/ ROBERT GLASER
Robert Glaser
Chairman of the Board and interim Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Michael Parham, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 18, 2013.

Signature	Title

/S/ _______ ROBERT GLASER________ Robert Glaser	Chairman of the Board and interim Chief Executive Officer (Principal Executive Officer)

/S/ __________TIM M. WAN__________ Tim M. Wan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ ___JOHN E. CUNNINGHAM IV___ John E. Cunningham IV	Director

/S/ ______MICHAEL T. GALGON______ Michael T. Galgon	Director

/S/ ________KALPANA RAINA________ Kalpana Raina	Director

/S/ ________JANICE ROBERTS________ Janice Roberts	Director

/S/ _______MICHAEL B. SLADE_______ Michael B. Slade	Director

/S/ ____DOMINIQUE TREMPONT_____ Dominique Trempont	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006	8-K	000-23137	2.1	09/14/06
2.3	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8-K	000-23137	4.1	12/03/08
10.1	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.1	08/13/01
10.3	†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.3	12/21/09
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.2	12/21/09
10.6	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.7	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.9	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.10	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.11	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.12	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009	8-K	000-23137	10.1	12/21/09
10.13	† *	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated
10.14	† *	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated
10.15	† *	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended	10-Q	000-23137	10.1	11/09/04
10.17	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.18		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.19		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.20	†	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011	10-K	000-23137	10.20	02/29/12
10.21	†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers	10-K	000-23137	10.19	03/16/06
10.22	†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford	10-K	000-23137	10.23	03/10/10
10.23	†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw	10-K/A	000-23137	10.23	05/02/11
10.24	†	Offer Letter dated June 25, 2009 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.27	04/30/12
10.25	†	Promotion Letter dated October 4, 2010 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.28	04/30/12
10.26	† *	Promotion Letter dated May 31, 2011 between RealNetworks, Inc. and Scott Uomoto
10.27	† *	Promotion Letter dated April 2, 2012 between RealNetworks, Inc. and Tim Wan
10.28	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers	8-K	000-23137	10.2	02/26/10
10.29	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford	8-K	000-23137	10.3	02/26/10
10.30	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw	10-K/A	000-23137	10.30	05/02/11
10.31	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford	10-Q	000-23137	10.1	08/09/11
10.32	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers	10-Q	000-23137	10.2	08/09/11
10.33	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw	10-Q	000-23137	10.4	08/09/11
10.34	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.40	04/30/12
10.35	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.36	†	Separation Agreement and Release between RealNetworks, Inc. and Thomas Nielsen dated July 3, 2012	10-Q	000-23137	10.1	08/09/12
10.37	†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program	10-K	000-23137	10.35	03/16/11
10.38	† *	Form of MBO Plan Document under the RealNetworks, Inc. 2012 Executive Compensation Program
10.39	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.40	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.41		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.42	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
Certification of Robert Glaser, Interim Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Robert Glaser, Interim Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
†	Indicates management contract or compensatory plan.
s
Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*	Filed herewith.
**	Furnished herewith.
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.