Form 10-K/A
period 2012-12-31
REALNETWORKS INC
filed 2013-04-30
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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

The number of shares of the registrant’s common stock outstanding as of April 17, 2013 was 35,339,134.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 18, 2013, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2012 annual meeting of shareholders. Our 2012 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.
We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 30, 2013. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	51	Chairman of the Board of Directors	3	1994
John E. Cunningham IV	55	Director (1, 3)	3	2012
Michael T. Galgon	45	Director (2)	1	2012
Kalpana Raina	57	Director (1, 3*)	1	2001
Janice Roberts	57	Director (2*, 3)	2	2010
Michael B. Slade	55	Director	2	2011
Dominique Trempont	58	Lead Independent Director (1*, 2)	1	2010
* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

Class 1 Directors

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Michael T. Galgon Age 45 Director since 2012
Mr. Galgon has served as a director of Market Leader, Inc. (formerly HouseValues, Inc.), a publicly traded company that provides online technology and marketing solutions for real estate professionals, since April 2010. He served as Chief Advertising Strategist for Microsoft Corporation from August 2007 until January 2009. In 1997, Mr. Galgon co-founded aQuantive, Inc. (formerly Avenue A, Inc.), an internet media company, where he served in various roles, most recently as Chief Strategy Officer, from 1997 until the sale of aQuantive to Microsoft in August 2007. Prior to founding aQuantive, Mr. Galgon served as a full-time volunteer with AmeriCorps VISTA from October 1994 to October 1995 and as an officer in the U.S. Navy from 1990 to 1994. Mr. Galgon also currently serves as a director of several privately held companies and of Global Partnerships, a Seattle-based nonprofit microfinance organization. Mr. Galgon holds an M.B.A. from the Harvard Business School and an A.B. in economics from Duke University.

Senior executive leadership and business strategy experience

Significant experience, expertise and background with regard to business matters

Experience through service as a director of public companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Kalpana Raina Age 57 Director since 2001
Ms. Raina is the managing partner of 252 Solutions, LLC, an advisory firm. Previously, Ms. Raina was a senior executive with The Bank of New York, a global financial services company. She joined The Bank of New York in 1989 and held a variety of leadership positions, most recently Executive Vice President and Head of European Country Management and Corporate Banking. Prior to that, she served in Mumbai, India as the bank’s Executive Vice President, International. During her 18-year career with the bank she had responsibility for clients in the media, telecommunications, healthcare, retailing, hotels and leisure and financial services industries in Asia, Europe, and the United States. Ms. Raina has served as a director of John Wiley & Sons, Inc., a publicly traded global publisher of print and electronic products, since September 2009; as a director of Information Services Group, Inc., a publicly traded company specializing in the assessment, evaluation, negotiation, and management of service contracts between clients and their outside contractors, since August 2009; and as a director of Yellow Media Limited, a Canada-based print and digital services provider that has securities that are publicly traded on the Toronto Stock Exchange, since December 2012. Ms. Raina is a member of Women Corporate Directors and The National Association of Corporate Directors and a past member of The US-India Business Council. Ms. Raina holds a B.A. Honors degree from Panjab University (India) and an M.A. degree in English Literature from McMaster University (Canada).

Senior executive leadership and business strategy experience

Management advisory experience

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public companies

Dominique Trempont Age 58 Director since 2010
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
Senior leadership experience Management advisory experience Financial expertise Executive-level experience with technology companies Experience through service as a director of public companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Class 2 Directors
Janice Roberts Age 57 Director since 2010
Janice Roberts serves as Venture Advisor of Mayfield Fund, a Silicon Valley-based venture capital firm, after serving as its Managing Director since 2000. Ms. Roberts’ current areas of investment interest include mobility, wireless communications, networking and consumer companies. From 1992 to 2002, Ms. Roberts was employed by 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures, the investment division of 3Com Corporation, and Senior Vice President, Business Development and Global Marketing. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was Managing Director and President of BICC Data Networks Ltd., a network management company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of ARM Holdings, plc, a leading semiconductor IP company for mobile and consumer devices, several private companies and the advisory boards of Illuminate Ventures and SALT Branding. Ms. Roberts teaches classes on Entrepreneurship and Venture Capital at the Stanford School of business, and serves on the board of directors of the Ronald McDonald House at Stanford. She holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.
Senior leadership experience Management advisory experience Executive-level experience with technology companies, including companies focused on mobile and wireless communications technologies

Michael B. Slade Age 55 Director since 2011
Mr. Slade is a co-founder of Second Avenue Partners, a provider of management, strategy and capital for early stage companies, where he has served as a partner since 2000. From 2005 to 2006, Mr. Slade served as a strategic advisor for RealNetworks. From 2002 to May 2007, Mr. Slade served as a director of aQuantive, Inc., a publicly traded digital marketing service and technology company that was acquired by Microsoft Corporation in May 2007. From 1998 to 2004, Mr. Slade served as a consultant and member of the executive team at Apple Inc. From 1993 to 1998, Mr. Slade was chairman of the board of directors and chief executive officer of Starwave Corp., a Paul Allen-funded startup that was sold to The Walt Disney Corp. From 1983 to 1992, Mr. Slade held various executive and leadership positions with technology companies including Microsoft Corporation, Central Point Software, NeXT Computer, Inc. and Asymetrix Corp. Mr. Slade holds a B.A. in Economics from Colorado College and an M.B.A. from the Stanford University Graduate School of Business.

Senior executive leadership and business strategy experience

Management advisory experience

Executive-level experience with technology companies

Experience through service as a director of public and private companies

Class 3 Directors
John E. Cunningham IV Age 55 Director since 2012
Mr. Cunningham has served as a director of Blucora, Inc. (formerly known as InfoSpace, Inc.), a publicly traded company that provides online solutions for consumers and businesses, since July 1998 and as the Chairman of Blucora's Board of Directors since January 2011. Mr. Cunningham also served as Lead Independent Director of Blucora from February 2010 through December 2010. Mr. Cunningham has been a general partner of Clear Fir Partners, L.P., a venture capital investment partnership, since February 1998. Previously, he served as Chief Executive Officer of RealCom Office Communications Inc., a national telecom services company. From July 2006 to June 2008, he served as a board member of Citel Technologies, Inc., a telecommunications company, and also served as its non-executive Chairman from January 2004 to July 2006. Mr. Cunningham currently serves as a board member for several privately held companies, including AudienceScience, Inc., Qliance, Inc., and Guanxi.me, and he serves as an advisor to Petra Growth Funds II and III. Mr. Cunningham holds an M.B.A. from the University of Virginia and a B.S. in Economics from Santa Clara University.

Experience with technology companies through service as a director, including as board chair Senior executive leadership and business strategy experience Management advisory and finance experience

Robert Glaser Age 51 Director since 1994
Mr. Glaser, founder of RealNetworks, currently serves as its Interim Chief Executive Officer. He has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and as Chief Executive Officer of RealNetworks from 1994 through January 2010. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm, since
May 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our executive officers as of April 30, 2013 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Michael Parham	49	Senior Vice President, General Counsel and Corporate Secretary
Max Pellegrini	45	President, Mobile Entertainment
Scott G. Uomoto	52	Senior Vice President, RealPlayer Group
Tim M. Wan	42	Senior Vice President, Chief Financial Officer and Treasurer
Michael Parham has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2012, and previously had served as Associate General Counsel since January 2004. Prior to joining our legal department in March 2000, Mr. Parham was an attorney with IBM, serving as Regional Counsel for IBM's Midwest region in Chicago. Mr. Parham began his legal career with the law firm of Chapman and Cutler in Chicago. Mr. Parham holds a J.D. from the University of Michigan Law School.
Max Pellegrini joined RealNetworks in February 2013 as the President of our Mobile Entertainment business. Prior to joining RealNetworks, Mr. Pellegrini served as chairman and chief executive officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
Scott G. Uomoto has served as Senior Vice President of our RealPlayer Group since October 2012 and had previously held the title of Senior Vice President, Consumer and Helix Sales since April 2011.  Having joined RealNetworks in May 2001, Mr. Uomoto has served in various roles within the company, including Vice President, Helix and Consumer Sales and Operations from July 2010 to April 2011 and Vice President, Global Business Operations from August 2008 to July 2010.  Prior to RealNetworks, Mr. Uomoto held positions at Network Commerce Inc. (formerly TechWave).  Mr. Uomoto holds an accounting degree from the University of Washington.
Tim M. Wan has been with RealNetworks since 2000 and currently serves as our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Wan served as our Vice President, Finance from September 2009 to April 2012, and as Area Vice President, Strategic Planning and Analysis from March 2006 to August 2009. He served in various other leadership roles at RealNetworks between 2000 and 2006, including General Manager of Consumer Operations, Director of Marketing Analysis and Senior Manager of Marketing Analysis.
Arrangements Regarding Director Selection
Under a voting agreement entered into in September 1997 among RealNetworks, Accel IV, L.P., Mitchell Kapor, Bruce Jacobsen and Robert Glaser, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to the Board of Directors of RealNetworks in each election in which he is a nominee. The obligations under the voting agreement terminate with respect to shares transferred by the parties when such shares are transferred. The voting agreement terminates on the death of Mr. Glaser.
Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires RealNetworks’ executive officers, directors, and persons who own more than ten percent of a registered class of RealNetworks’ equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all such reports they file. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates.
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2012, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except that (i) the award of restricted stock units for 16,000 shares granted to Tim Wan on April 18, 2012, which should have been reported within two business days of grant, was reported late on a Form 3 filed April 23, 2012; (ii) the awards of restricted stock units for 1,428 shares and a stock option to acquire 1,563 shares granted to John Cunningham on July 12, 2012, which should have been reported within two business days of grant, were reported late on a Form 3 filed July 18, 2012; and (iii) 23,959 shares beneficially owned by Scott Uomoto, which should have been reported within ten business days of his designation as a Section 16 officer, was untimely reported on an amendment to Form 3 filed September 14, 2012.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2012 annual meeting of RealNetworks shareholders filed with the SEC on September 21, 2012.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Trempont and Cunningham and Ms. Raina. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Trempont as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Trempont is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers.

EXECUTIVE SUMMARY FOR 2012
Overview. Fiscal 2012 was a year of significant transition for RealNetworks. We developed a growth plan involving the launch of at least one new product in each of our businesses, and embarked upon several related strategic initiatives and other restructuring efforts. In July 2012, our founder and Chairman, Rob Glaser, returned to lead the company as interim Chief Executive Officer. In August 2012, we implemented a plan, which included the elimination of approximately 14% of our worldwide workforce, to reduce costs in order to better align our operating expenses with our revenue profile. In September 2012, we announced a corporate-level strategy to operate our three principal businesses, now referred to as our RealPlayer Group, Mobile Entertainment Group and Games, as standalone businesses. The transitional actions that were set in motion in the second half of 2012 are intended to create sustainable growth and profitability for RealNetworks, and our go-forward compensation program, which is substantially pay-for-performance based, aims to encourage the performance necessary to drive toward these goals.
Financial Results. Given these transitional events and initiatives, combined with intense competition in our markets and our need to successfully introduce new products and services, our financial results for 2012 were down from prior years. Our consolidated revenue declined 23% from 2011 and gross profit declined by 18%. Although operating expenses improved in 2012 over 2011, this improvement was offset by restructuring costs that we recognized in 2012 relating to our cost-alignment initiative. Net income also improved in 2012 over 2011, but this was primarily the result of a gain of $116 million that we recognized in the first quarter of 2012 on the sale of patents and other technology to Intel Corporation. Accordingly, adjusted EBITDA, which excludes that gain on the sale to Intel, fell from a positive $17.7 million in 2011 to a negative $16.7 million in 2012. As a result of these financial results, annual cash incentives paid to our named executive officers were well below the targeted levels.
Management Succession. Turnover within our executive team had a significant impact on our 2012 compensation program. Since the January 2010 departure of Mr. Glaser as our chief executive officer, we have had three individuals fill this role, which has caused instability in the executive ranks, and resulted in some variation in our standard approach to executive compensation as different incentives were required for recruitment and retention purposes. Since Mr. Glaser’s return as our interim chief executive officer in July 2012, our Compensation Committee has developed a compensation program designed to aggressively drive company performance by successfully executing our growth plan, strategic initiatives and restructuring efforts.
Named Executive Officers. Our named executive officers for 2012 include the following current executive officers:
Robert Glaser    Founder, Chairman and Interim Chief Executive Officer
Tim M. Wan    SVP, Chief Financial Officer and Treasurer
Scott G. Uomoto    SVP, RealPlayer Group
and the following former or departing executive officers:
Michael Eggers    Former SVP, Chief Financial Officer and Treasurer (departed April 15, 2012)
Mathew N. Hulett    Departing SVP, Games (departure to be effective May 1, 2013)
Michael C. Lunsford    Departing Executive Vice President (departure to be effective May 17, 2013)
Thomas Nielsen    Former President and Chief Executive Officer (departed July 3, 2012)
Pay for Performance. Consistent with our pay-for-performance philosophy, a substantial part of our executive compensation program consists of performance-based compensation.

•
During 2012, our named executive officers who participated in our annual performance-based cash incentive plan, which we also refer to as our MBO plan, were eligible to receive cash bonuses only upon achieving pre-established performance objectives, all of which were weighted toward financial and strategic objectives of our businesses.

•
We also granted performance-based restricted stock units to certain of our named executive officers, whereby the awards would become eligible to vest only upon achievement of significant growth in our revenue over multiple years (subject to continued service with us).

Accordingly, actual compensation paid to our named executive officers varies with the company’s performance in achieving financial and strategic objectives and the executive’s individual performance. We believe that our emphasis on pay for performance provides appropriate incentive to our executives to achieve important business objectives of the company and better aligns the interests of our executives with that of our shareholders.
EXECUTIVE COMPENSATION PROGRAM PHILOSOPHY AND ELEMENTS
The overall objectives of our executive compensation program are to provide compensation at competitive levels in order to recruit and retain talented executives, motivate our executives to achieve our strategic and financial objectives, and provide incentives to help align the interests of our executives with the interests of our shareholders.
Our executive compensation program provides the following three primary elements of compensation:

•	Base salary. Our named executive officers receive base salary so that we can recognize them for their day-to-day contributions and provide competitive pay that encourages retention and recruitment.

•
Annual performance-based cash bonus. We establish an MBO plan on an annual basis, under which our named executive officers each have an opportunity to receive a cash bonus upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The cash bonuses are intended to motivate our executives to achieve our financial and strategic objectives.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period.

These elements provide incentives to encourage our executives to appropriately balance their focus between our short-term and long-term strategic goals.
We believe that there are multiple, dynamic factors that contribute to the success of our businesses and the individuals that lead those businesses. Moreover, we recognize that our business and the industry in which we operate are constantly evolving and highly competitive in nature. Our approach to executive compensation, therefore, has been to avoid adopting a strict, formulaic structure and to instead allow for a more nuanced and discretionary system. Under our executive compensation program, we consider the needs of our businesses and our company as a whole; design various elements of compensation to drive our executives and their teams to meet or exceed company goals and objectives; and take into account competitive practices in order to achieve our recruiting and retention needs. Consistent with our desire to maintain competitive practices and achieve our recruiting and retention goals, in addition to our three primary elements of compensation, our 2012 executive compensation packages also contained certain severance and change in control arrangements; some targeted, one-time bonuses; and retirement and other generally available benefits. Given the turnover in our leadership over the past several years, we believe that it has been critical to provide incentives and severance protection in order to stabilize our executive team, encourage orderly transitions when necessary, and motivate our executives to aggressively drive growth and execute company strategy. In general, we provide very limited executive perquisites, and we do not provide our executives with tax gross ups or supplemental retirement plans.
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board has discretion not to approve the recommendations of the Compensation Committee and to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s performance and contributions. During 2012, our then-current chief executive officer attended certain Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.

The Role of the Compensation Consultant. Our Compensation Committee has selected and directly retains the services of Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm. F.W. Cook does not provide any other services to RealNetworks and works with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee. The Compensation Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. F.W. Cook also provides general observations on our compensation programs, but it does not determine or recommend the amount or form of compensation for our named executive officers. A representative of F.W. Cook also attends Compensation Committee meetings when requested to do so by the Committee.
The Role of Peer Groups, Surveys and Benchmarking. In October 2010, with the oversight of our Compensation Committee, F.W. Cook performed a compensation study that included identifying a peer group of companies (the “October 2010 Peer Group”) to be used by us for the purpose of comparing our executive compensation to that of our peers. The peer group companies were all in the software industry or media industry, were selected to reflect our smaller size following recent organizational changes and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the October 2010 Peer Group are:
Ancestry.com, Inc.    Monster Worldwide, Inc.    Take-Two Interactive, Inc.
Avid Technology, Inc.    Move Inc.    THQ Inc.
Blucora, Inc. (fka InfoSpace, Inc.)    Rosetta Stone Inc.    TiVo Inc.
Blue Nile, Inc.    Shutterfly Inc.    ValueClick, Inc.
Harmonic Inc.    Sonic Solutions
In March 2012, F.W. Cook used data from the October 2010 compensation study to develop equity benchmarks for 2012.
During the summer of 2012, again with the oversight of our Compensation Committee, F.W. Cook developed a peer group of companies for use in determining compensation arrangements for our interim Chief Executive Officer, Rob Glaser, appointed in July 2012 (the “iCEO Peer Group”). The iCEO Peer Group included all but three of our October 2010 Peer Group companies, and included six additional companies. Specifically, Sonic Solutions was omitted because it was merged into another company in 2010 and THQ was omitted as it filed for bankruptcy in 2012. Monster Worldwide was omitted because it was deemed too much larger than our size at the time. The companies added to the iCEO Peer Group were Constant Contact, Limelight Networks, LogMeIn, OpenTable, Stamps.com, and XO Group. These companies were added because they were consumer-facing internet services companies with revenue and market cap between 0.25x and 4x our size at the time.
We consider multiple data sources for assessing our compensation practices. Although we consider competitive market data regarding compensation in order to achieve our goals to recruit and retain our executives, we do not attempt to maintain a certain target percentile within a peer group, nor do we rely solely on such market data. Our management and the Compensation Committee strive to incorporate flexibility into our compensation programs and the assessment process so that we are able to respond to and adjust for the evolving business environment and the value delivered by our named executive officers. In addition to competitive data, we may take into account a variety of other factors, for example, general market conditions, internal equity, an individual’s level of responsibilities, as well as an individual’s recent or future expected contributions.
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2012 annual meeting of shareholders, which took place in our fourth fiscal quarter, our shareholders approved the compensation of our named executive officers as disclosed in our 2012 proxy statement by a vote of approximately 54% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2012 compensation of our executive officers had been made. However, we highly value the input of our shareholders and the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2012 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. Certain historical compensation practices that were negatively viewed by shareholders have been or will be reduced or discontinued. Specifically, no retention bonuses were paid or implemented during 2012; the right to cash severance in certain events of voluntary termination, although honored in 2012, has not been offered to new executives; and significant efforts have been made to strongly align pay with performance, particularly given that strong performance will be necessary to succeed in our transition strategies. The Compensation Committee will continue to consider the results of the annual say-on-pay vote in determining 2013 and future compensation programs for our executive officers.
2012 COMPENSATION
Interim Chief Executive Officer Compensation
When Mr. Glaser accepted the role of interim chief executive officer in July 2012, the Compensation Committee engaged F.W. Cook to assist in the design of a compensation package for Mr. Glaser. In connection with this engagement, F.W. Cook compiled the iCEO Peer Group, as described above, and presented to the Compensation Committee its analysis and recommendations regarding the compensation arrangements for Mr. Glaser, which included base salary, annual performance-based cash bonus, and long-term, performance-based equity compensation. Based upon the F.W. Cook analysis, the Compensation Committee made a recommendation to our full Board of Directors.
During the first two quarters of Mr. Glaser’s tenure as interim chief executive officer, he, the Board and the company were intensely focused on developing a growth plan and related strategic initiatives to propel the company forward. In line with this effort, in December 2012 our Board, upon the recommendation of the Compensation Committee, approved elements of Mr. Glaser’s compensation package that pertained to 2012. Specifically, it approved an annualized base salary at a rate of $450,000, which was supplemented with $150,000 worth of stock options, and a performance-based restricted stock units award valued at $1,000,000 on the date of grant. Although the intended base compensation was a total of $600,000, the Compensation Committee determined that part of the compensation would be provided as a stock option because the Committee believed that a higher proportion of his compensation should be related to the company’s performance. Accordingly, Mr. Glaser was paid cash compensation of approximately $224,000 as base salary for the period from July 3, 2012 through December 31, 2012. The stock option that he received was fully vested at the time of grant and covered 105,000 shares of our common stock with an exercise price equal to $7.56 per share, which was the closing price of our common stock on the date of grant. Finally, Mr. Glaser received an award of performance-based restricted stock units, or PRSUs, covering 132,275 shares of our common stock on December 31, 2012, the award date. The equity awards were granted pursuant to the 2005 Plan. The PRSUs will be earned and vested, if at all, based on the achievement of pre-established adjusted EBITDA goals in fiscal years 2013 and 2014 (and, assuming the goals have been achieved, based on continued service to RealNetworks through the vesting date). While we believe that the EBITDA goals are achievable, doing so will be substantially challenging.
Our Board of Directors and our Compensation Committee believe that the 2012 compensation package for Mr. Glaser was appropriate, given the significant performance component relating to the PRSUs and the fact that 25% of his compensation that is not tied to performance goals was equity based requiring positive performance in our stock price in order for Mr. Glaser to realize any value. The 2012 compensation package for Mr. Glaser resulted in an annualized total direct compensation opportunity slightly above the median for the iCEO Peer Group, but it is well below the median if not annualized since the compensation amounts reflected pro-ration for the partial year of service as interim chief executive officer.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues.
All of our named executive officers who are also current executive officers, other than our interim CEO, specifically, Messrs. Wan and Uomoto, were provided base salary adjustments during 2012. In connection with Mr. Wan’s promotion to Chief Financial Officer and Treasurer in April 2012, the Compensation Committee approved an annual base salary for him of $285,000. At the time of his designation as one of our executive officers in May 2012, Mr. Uomoto’s annual base salary was $310,000, having been most recently increased at the recommendation of management on January 1, 2012. Rather than applying a formulaic approach, the Compensation Committee and management awarded these base salaries within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy.

For Mr. Hulett, upon a review of comparative compensation data of the October 2010 Peer Group, in March 2012 the Compensation Committee approved an increase in his annual base salary to $325,500 effective January 1, 2012, bringing him to approximately the 50th percentile of the October 2010 Peer Group. The annual base salaries of Messrs. Lunsford and Eggers, were last reviewed in 2011, at which time the Compensation Committee determined that, based on competitive market data from the October 2010 Peer Group, the salaries for these executives were near the 75th percentile and therefore no increases were necessary. Upon the commencement of his employment with us in November 2011, Mr. Nielsen’s base salary was established between the 25th percentile and the median annual base salaries of newly hired chief executive officers of companies in a peer group that had been compiled specifically to assist in the development of his compensation package.
Annual Performance-Based Cash Bonuses
In April 2012, the Compensation Committee established our 2012 MBO Plan, which is our performance-based cash bonus program, in order to motivate and reward an individual's annual contribution to company performance. The MBO Plan is administered pursuant to the 2005 Plan. The MBO Plan pays an annual cash bonus to executives based on the achievement of pre-established financial and strategic objectives. The Compensation Committee determined that implementing an annual measurement period under the 2012 MBO Plan was ideal for aligning the plan’s performance measurement period with our financial planning and budgeting period.
Messrs. Hulett, Lunsford, Uomoto and Wan were eligible to participate in the 2012 MBO Plan, each with a target bonus equal to 75% of his annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate. Mr. Glaser did not participate in the 2012 MBO Plan because he was appointed to the management team halfway through the plan year. Messrs. Eggers and Nielsen participated in the plan but were not eligible to receive payments under the plan as they were no longer employees of the company as of the payment date in February 2013.
•Performance Criteria - The performance criteria used to determine the annual bonuses for the named executive officers were revenue and adjusted EBITDA for either divisional results or corporate results, depending upon whether the executive had divisional responsibility. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable, and (c) require a high level of financial performance in the context of the present state of our business. Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2012 MBO Plan because it was a key element of our 2012 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA as a performance metric under the 2012 MBO Plan in order to provide rewards to our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of our company and shareholders. Performance criteria for all of our named executive officers except Mr. Lunsford also included individualized non-financial strategic goals intended to specifically motivate each executive to accomplish specific goals that would drive our growth and strong financial performance. The following table indicates the performance goals for each named executive officer in 2012 as well as the weightings of the goals, pursuant to which the amount of the bonus payouts (if any) was determined:

Name	Revenue Goals	Adjusted EBITDA Goals	Individual Strategic Goals
Tim M. Wan	Company Revenue (weighted at 33%)	Company Adjusted EBITDA (weighted at 33%)	Develop plans regarding operating expense savings and strategic goals relating to the businesses (weighted at 33%)
Scott G. Uomoto	Emerging Products Revenue (weighted at 33%)	Emerging Products Adjusted EBITDA (weighted at 33%)	Complete plans for strategic options for certain products and address legacy platform (weighted at 33%)
Mathew N. Hulett	Social Games Revenue (weighted at 33%) and Total Games Revenue (weighted at 33%)	None*	Complete plans for strategic options for certain products, improve certain metrics and address legacy platform (weighted at 33%)
Michael C. Lunsford	SaaS Business Revenue (weighted at 50%)	SaaS Business Adjusted EBITDA (weighted at 50%)	None
* Mr. Hulett had no adjusted EBITDA goals as the focus for the Games business was to drive top-line growth, and Mr. Lunsford had no individual strategic goals.
•Performance Goals - Performance goals for the financial criteria were set at threshold, target and maximum levels based on objectives in our internal strategic plan for 2012.

Revenue Goals:	Threshold	Target	Maximum	2012 Actual
Company Revenue (Mr. Wan)	$253.4M	$281.6M	$337.9M	$259.8M
Emerging Products Revenue (Mr. Uomoto)	$90.9M	$101.0M	$121.2M	$98.62M
Social Games Revenue (Mr. Hulett)	$1.7M/$5.2M*	$2.4M/$7.5M*	$2.9M/$9.0M*	$2.1M/$2.0M*
Total Games Revenue (Mr. Hulett)	$33.3M/$35.1M*	$37.0M/$39.0M*	$44.5M/$46.8M*	$36.5M/$30.6M*
SaaS Business Revenue (Mr. Lunsford)	$94.1M	$104.6M	$125.5M	$94.1M
Adjusted EBITDA Goals:
Company Adjusted EBITDA (Mr. Wan)	($29.1M)	($24.2M)	($19.4M)	($16.7M)
Emerging Products Adjusted EBITDA (Mr. Uomoto)	$33.4M	$41.7M	$50.0M	$38.94
SaaS Business Adjusted EBITDA (Mr. Lunsford)	$11.2M	$14.0M	$16.8M	$12.8M
* Mr. Hulett’s performance against financial goals was measured for the first half of 2012 and for the second half of 2012.
•Payout Structure - The overall payout structure ensured that there was no ability for participants to earn awards for EBITDA performance above the target unless revenue performance was at least at target, the rationale for which was to emphasize the need for growth beyond merely cutting costs.
The payout mechanics of the 2012 MBO Plan based on financial metrics was as follows:

Revenue(1)		Adjusted EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout(2)
<90%	No payout	<80%	No payout
90% - 100%	70 - 100%	80% - 100%	50 - 100%
100% - 120%+	100% - 200%	100% - 120%+	100% - 160%

(1)	For the social games revenue goal, performance was rewarded upon 70% attainment, and the maximum payout based on the total games revenue goal was 160% rather than 200%.

(2)	Payout based on adjusted EBITDA goals was capped at 100% unless the revenue attainment reached 100%.

Notwithstanding the performance and payout targets established under the 2012 MBO Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. The Compensation Committee made no such adjustments to performance or payout targets in 2012 because it believed that the bonus amounts were appropriate based on the level of achievement of the performance goals. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2012 MBO Plan, except in the case of death or disability.
Under the 2012 MBO Plan, the target and actual payouts as a percentage of base salary for each of our named executive officers that received payments under the plan were as follows:

Name and Title	Target Payout under 2012 MBO Plan (as a percentage of base salary)	Actual Payout under 2012 MBO Plan (as a percentage of base salary)	Actual Payout Amount under 2012 MBO Plan
Mathew Hulett	75%	26.2%	$85,270

Michael Lunsford	75%	55.5%	$222,070

Scott Uomoto	75%	65.9%	$204,316

Tim Wan	75%	48.9%	$139,223

Special Cash Bonus Awards
From time to time, we utilize discretionary signing, promotion, retention or other bonus awards as compensation tools that provide incentives for executives to accept employment offers, to reward outstanding performance by executives and to retain key executives. We believe that these bonus awards are consistent with our overall executive compensation philosophy to achieve our recruiting and retention objectives as well as to allow discretion to address the needs of our businesses, which operate in a constantly evolving and highly competitive environment.
Signing Bonus. In January 2012 and pursuant to the Nielsen Employment Agreement, Mr. Nielsen was provided a signing bonus in the amount of $100,000 that was subject to repayment in full if Mr. Nielsen terminated his employment without “good reason” or RealNetworks terminated his employment for “cause” (as each of these terms is defined in the Nielsen Employment Agreement) within the first year of Mr. Nielsen’s employment with us. The Compensation Committee believed that the signing bonus was appropriate as part of the compensation package necessary to recruit Mr. Nielsen to join the company. Upon Mr. Nielsen’s departure from RealNetworks in July 2012, we did not require Mr. Nielsen to repay the signing bonus.
Discretionary Bonus. In February 2012, the Compensation Committee approved the payment of a cash bonus to four individuals who were integral in the structuring and implementation of our sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies to Intel Corporation. The sale was completed during the second quarter of 2012 and we received gross cash consideration of $120.0 million. Mr. Lunsford was one of these individuals and, in order to recognize his contributions toward the sale, he was paid a special cash bonus of $200,000 in February 2012.
The Role of Long-Term Equity Awards
Because the value of an equity award is dependent on our stock price, our equity compensation program is designed to align executive compensation with the interests of our shareholders and also with the long-term performance of RealNetworks. Equity compensation awards are also an important employee retention tool as they generally vest over a multi-year period, subject to continued service by the award recipient.
In early 2012, while we were under Mr. Nielsen’s leadership, we continued to utilize restricted stock units as our principal form of equity compensation, although a significant award of performance-based RSUs was approved by the Compensation Committee in April 2012. In August 2012, following a review of our equity compensation program and practices in light of our overall compensation program objectives and upon the recommendation of management, the Compensation Committee determined that, going forward, awards of stock options would serve as our primary equity vehicle, with an emphasis on performance-based awards.

In March 2012, F.W. Cook developed 2012 equity benchmarks for our senior executives using data from its October 2010 compensation study that had been provided to the Compensation Committee. This data was intended for use in setting guidelines for our annual performance-based restricted stock units awards and for determining equity awards in connection with the hiring of certain key executive positions within the company.
In April 2012, upon the recommendation of Mr. Nielsen, the Compensation Committee approved the implementation of an equity program that would provide named executive officers with a combination of time-based restricted stock units and performance-based restricted stock units. The performance-based restricted stock units, or PRSUs, awarded pursuant to this program were intended to continue to support and promote the key objective of the company for 2012, namely the return to growth, by motivating executives to create a revenue growth profile for the company for fiscal 2013 and beyond. The Compensation Committee believed that the time-based restricted stock units were appropriate in order to promote our retention goals during the period of transition for the company’s leadership.
2012 Performance-Based Restricted Stock Units. PRSUs awarded under this program were scheduled to vest to the extent that certain revenue growth goals were achieved over a two-year and three-year period. The baseline for measurement was actual revenue for 2012, normalized for any divestitures, mergers or acquisitions, with the growth rates measured after the close of fiscal 2013 and 2014. At each measurement date, the PRSUs may vest at 50% if minimum growth, or 0%, is attained; at 100% if target growth, or 5%, is attained; and at 150% if maximum growth, or 10%, is attained. Of our 2012 named executive officers, only Messrs. Hulett, Uomoto and Wan were awarded 2012 PRSUs. The performance goals for the program were deemed by the Compensation Committee to be very challenging such that potential achievement was possible but significantly uncertain. Each of these individuals was awarded a target of 50,000 and a maximum of 75,000 PRSUs. At the recommendation of the Compensation Committee, in May 2012, the Board approved an award of PRSUs to Mr. Nielsen at a target of 150,000 and a maximum of 225,000 PRSUs. Mr. Nielsen’s PRSUs were subject to the same goals and vesting parameters as for the other named executive officers. Mr. Lunsford did not receive a PRSU award in 2012, nor did Mr. Eggers as he had provided notice of his departure by the time the PRSUs were awarded.
2012 Restricted Stock Units. Also in April 2012 and, for senior executives, in connection with the PRSUs described above, the then-current management recommended the award of time-based restricted stock units, or RSUs, to a significant number of our employees for retention purposes and to motivate our employees to enthusiastically participate in our overall efforts to drive financial results and stock price performance. Accordingly, the Compensation Committee approved the award of RSUs to certain of our named executive officers that vest over two years, 50% at the end of year one and 25% at the end of each of the two successive six-month periods thereafter. Of our 2012 named executive officers, Messrs. Hulett, Uomoto, and Wan were each awarded 30,000 RSUs. The RSUs were awarded pursuant to the 2005 Plan.
The Compensation Committee’s determination of the size of the RSU awards was a subjective determination. There was no formula or peer group benchmark used in determining these awards. Rather, the size of the awards was the result of the Compensation Committee’s business judgment, which was informed by the experiences of the members of the Committee, the Committee’s assessment of the company’s performance, the input received from F.W. Cook, as well as the input and benchmark data provided by F.W. Cook in March 2012.
2012 Option Awards. In August 2012, Mr. Glaser, who had taken on the role of interim chief executive officer in July 2012, led the Compensation Committee in a discussion of the company’s historical executive compensation practices and made recommendations as to the compensation philosophy going forward. As part of this discussion, Mr. Glaser recommended, and the Compensation Committee agreed, that the company should rely more heavily on options rather than RSUs as the primary vehicle for executive compensation equity awards on the premise that the long-term value of options requires stock price performance while RSUs guarantee value.
Given the recent turnover in company leadership and the newly announced restructuring and cost-alignment initiatives being undertaken by the company, in September 2012, the Compensation Committee approved the award of stock options to several executives, including certain of our named executive officers. These options were awarded primarily for retention purposes, but also to ensure the competitiveness of our equity award program in light of our recruiting needs. In connection with this grant, Messrs. Uomoto and Wan were awarded options to acquire 100,000 shares of common stock and Mr. Hulett was awarded options to acquire 50,000 shares of common stock, all pursuant to the 2005 Plan and subject to our standard four-year vesting of 12.5% on each of the successive six-month periods following the grant date, subject to the executive’s continued employment with the company. In determining the size of these option awards, the Compensation Committee considered the existing equity holdings of these executives, specifically their retentive value, the opportunity to benefit from future equity appreciation, the vested versus unvested equity holdings of each executive officer, individual performance and equity award guidelines established for executives having similar roles and responsibilities. The exercise price of each of the stock options is equal to the closing price of our common stock on the grant date. Mr. Glaser, who was acting as interim chief executive officer, did not participate in the program and was not provided a September option grant. Mr. Glaser instead received the stock option and performance-based RSU awards discussed above in connection with his joining the management team in July 2012.
Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control
Benefits.     Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of the benefit programs offered to employees in the geographic region in which their customary employment is based. These programs include medical, dental, vision, group life and disability insurance, a medical reimbursement plan, a transportation subsidy and an employee stock purchase plan that permits employees to purchase our common stock at a 15% discount from the closing sale price of our common stock as reported on the Nasdaq Stock Market on the last trading day of each offering period.
Our employees, including our named executive officers, are also eligible to participate in our 401(k) savings plan, a tax-qualified retirement savings plan pursuant to which all U.S.-based employees are able to contribute the lesser of up to 50% of their cash compensation (including base salary, bonuses, commissions and overtime pay) or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. RealNetworks will match 50% of the first 3% of pay that is contributed to the 401(k) savings plan. All employee contributions to the 401(k) savings plan are fully vested upon contribution. Matching contributions by RealNetworks become fully vested after three years. Our executive officers participate in the benefit programs described above on the same basis as our other employees.
Perquisites.    We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively in to attract or retain an executive officer. There were no perquisites provided to any of our named executive officers in 2012.
Severance Benefits. Pursuant to offer letters, each of our named executive officers is eligible to receive 12 months of base salary plus 12 months of COBRA coverage in the event that we terminate his employment without cause.
Historically our practice was to pay modest severance upon a voluntary termination, if an executive provided notice to us of at least 90 days, in order to encourage our executives to provide us with sufficient notice in advance of a departure to allow for an orderly transition period. In August 2012, the Compensation Committee, upon recommendation of Mr. Glaser, ended this practice going forward.
Four of our current executive officers that are named executive officers, however, have severance arrangements that were entered into before this practice was ended. Specifically, upon 90 days’ notice of a voluntary termination, the company is obligated to pay Mr. Lunsford 12 months of his base salary and is obligated to pay Mr. Wan three months of his base salary; upon six months’ notice of a voluntary termination, the company is obligated to pay each of Messrs. Hulett and Uomoto six months of his respective base salary. Mr. Lunsford provided us with 90 days’ notice of his May 15, 2013 departure, so we are obligated by his pre-existing severance arrangement to pay him severance equal to 12 months of his base salary, or $400,000, in 2013. Additionally, in line with this historical practice, upon his voluntary termination in April 2012, following his provision to us of 90 days’ notice, Mr. Eggers received a severance payment equal to 12 months of his base salary, or $350,000.
Under our equity incentive plans, for awards granted prior to November 30, 2012, if we terminate the employment of a named executive officer for any reason other than for cause, or in the event of the disability of the named executive officer, and any of such named executive officer’s outstanding stock options or restricted stock units (including PRSUs) are not fully vested, the individual award agreements entered into with such named executive officer provide that the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or restricted stock units commenced or the last anniversary thereof, expressed in full months, provided that in the event the employment of the named executive officer is terminated without cause, the named executive officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. If the employment of a named executive officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date. For purposes of the award agreements, “cause” includes, for example, the substantial and continuing failure of the award holder after written notice to render services to the company in accordance with the terms or requirements of the award holder’s employment for reasons other than illness or incapacity, willful violation by the award holder of a policy or procedure of the company, resulting in any case in significant harm to the company, and the award holder’s violation of any confidentiality or non-competition agreements with the company or its subsidiaries.
Pursuant to a separation agreement and release that we entered into with Mr. Nielsen, in connection with his termination in July 2012, Mr. Nielsen was provided severance pay of $675,000, consisting of $37,500 per month payable over a period of eighteen months and $168,299 in a lump sum following his termination, which represents the pro-rata portion of Mr. Nielsen’s target payout under the 2012 MBO Plan. Additionally, the vesting of Mr. Nielsen’s time-based outstanding stock options accelerated as to an additional 12 months and the exercisability period of such stock options were extended to remain exercisable until 6 months following the effective date of the separation agreement. Mr. Nielsen and his eligible dependents were entitled to receive reimbursement of group health plan premiums for up to 12 months if Mr. Nielsen elected to be covered under COBRA following termination. In consideration for the severance, Mr. Nielsen executed a release of claims in favor of the company and is required to abide by certain non-solicit, non-disparagement, no-hire and non-competition obligations for one year following termination.
Severance and Change in Control Benefits. With all of our named executive officers, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”) in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. In August 2012, management led the Compensation Committee in a review of our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook. The Compensation Committee determined that our practices in this regard were in line with those of our peers, but that certain adjustments would be considered.
Our current CIC Agreements provide that in the event of a “change in control” of RealNetworks, if the employment of the executive is terminated without “cause” or such executive resigns for “good reason” (as such terms are defined in the Amended CIC Agreement) within three months prior to or 24 months following such change in control, the executive is entitled to receive a lump sum payment equal to 125% of the sum of his base salary and target bonus, a lump sum payment of his prorated target bonus for any partial annual incentive bonus period, 100% accelerated vesting of his equity awards granted on or after February 1, 2010, extension of the post-termination exercisability of all vested nonqualified stock options that are outstanding as of the date of the executive’s termination of employment for up to 12 months, and reimbursements for up to 18 months of COBRA health insurance premiums. In order for the executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. For purposes this agreement, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to RealNetworks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work.
We have no obligation to provide benefits to Messrs. Eggers, Hulett, Lunsford or Nielsen under their respective Amended CIC Agreements following their respective departures from RealNetworks.
Under our equity incentive plans, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.
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
Tax and Accounting Implications
Deductibility of Executive Compensation.    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the federal corporate income tax deduction for compensation paid by a public company to its chief executive officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions. Our Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to seek to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that we may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m). Deductibility will not be the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.
Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2012 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2013 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Michael T. Galgon
Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth compensation information for the individuals who served as our chief executive officer or chief financial officer at any time during 2012, and for our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, based on compensation earned during our fiscal year ended December 31, 2012. We refer to these seven individuals throughout this report as our “named executive officers” for 2012.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)

Robert Glaser (6)	2012	223,125		—	999,999	425,513	—	130		1,648,767
Founder, Chairman and Interim Chief Executive Officer

Tim M. Wan (7)	2012	273,030		—	287,920	360,460	139,223	3,926		1,064,559
Senior Vice President, Chief Financial Officer and Treasurer

Scott G. Uomoto (8)	2012	310,000		—	294,000	360,460	204,316	3,951		1,172,727
Senior Vice President, RealPlayer Group

Michael Eggers (9)	2012	139,999	(10)	—	—	—	—	353,826	(11)	493,825
Former Senior Vice President, Chief Financial Officer and Treasurer	2011	350,000		700,000	561,004	816,950	179,817	3,902		2,611,673
	2010	344,577		—	—	827,840	281,766	3,899		1,458,082

Mathew N. Hulett (12)	2012	325,500		—	294,000	180,230	85,270	3,961		888,961
Departing Senior Vice President, Games	2011	310,000		—	336,604	579,985	155,312	3,876		1,385,777

Michael C. Lunsford (13)	2012	400,000		200,000	—	—	222,070	4,009		826,079
Departing Executive Vice President	2011	400,000		1,030,834	654,503	816,950	223,015	3,934		3,129,236
	2010	397,219		—	—	827,840	332,626	3,933		1,561,618

Thomas Nielsen (14)	2012	238,773	(15)	100,000	—	—	168,299	695,388	(16)	1,202,460
Former President and Chief Executive Officer	2011	64,904		—	—	2,837,312	65,342	12,849		2,980,407

(1)
The amount shown for Mr. Glaser reflects the portion of his annualized 2012 base salary of $450,000 that was earned from July 3, 2012, the date of his appointment as interim Chief Executive Officer, through the end of fiscal year 2012. The amount shown for Mr. Wan reflects a mid-year salary adjustment in connection with his promotion to Senior Vice President, Chief Financial Officer and Treasurer in April 2012; his current annual salary is $285,000. See the section of the Compensation Discussion and Analysis titled “2012 Compensation—Base Salaries” for a discussion of changes to annual base salaries during 2012. The amounts for Messrs. Nielsen and Eggers reflect base salary earned during 2012 plus the 2012 payout of accrued vacation upon termination of employment. See footnotes (10) and (15) to this table below.

(2)
The bonus amounts reported for 2012 for Messrs. Lunsford and Nielsen represent a one-time special cash bonus award and a signing bonus, respectively. See the section of the Compensation Discussion and Analysis titled “2012 Compensation—Special Cash Bonus Awards.”

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2005 Plan, determined in accordance with financial statement reporting rules, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.

(4)
The amounts reported represent cash incentive compensation which is based on performance in the year shown. This performance-based cash compensation is discussed in further detail in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Annual Performance-Based Cash Bonuses.”

(5)	All other compensation consists of 401(k) company match of up to $3,750 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer, unless otherwise noted.

(6)
Mr. Glaser was appointed interim Chief Executive Officer of RealNetworks on July 3, 2012. Prior to his appointment as interim Chief Executive Officer, Mr. Glaser was paid for his services as a director and Chairman of the Board. As more fully described in the “2012 Director Compensation Table,” Mr. Glaser received $104,620 for the period from January 1, 2012 through July 2, 2012 as compensation for his services as a director. While he serves as interim Chief Executive Officer, Mr. Glaser will not be eligible to receive compensation as a director.

(7)	Mr. Wan was appointed Senior Vice President, Chief Financial Officer and Treasurer effective April 18, 2012.

(8)	Mr. Uomoto was first designated as an executive officer of RealNetworks in 2012.

(9)	Mr. Eggers’ employment terminated on April 15, 2012.

(10)	Of the amount reported, $37,916 represents cash compensation paid to Mr. Eggers in respect of accrued but unused vacation following the termination of his employment in April 2012.

(11)
Of the amount reported, $350,000 represents a severance payment pursuant to the separation agreement discussed in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control— Severance Benefits.”

(12)	On April 5, 2013, Mr. Hulett resigned from RealNetworks, effective May 1, 2013.

(13)	On February 19, 2013, Mr. Lunsford resigned from RealNetworks, effective May 19, 2013.

(14)	Mr. Nielsen’s employment terminated on July 3, 2012.

(15)	Of the amount reported, $10,023 represents cash compensation paid to Mr. Nielsen in respect of accrued but unused vacation following the termination of his employment in July 2012.

(16)
Of the amount reported, $16,422 represents temporary housing and relocation expenses paid by RealNetworks, which expenses constitute taxable income to Mr. Nielsen, and a severance payment of $675,000 pursuant to the separation agreement discussed in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control— Severance Benefits.”

2012 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2012 with respect to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name(3)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Robert Glaser	12/31/12								105,000	$7.56	$425,513
	12/31/12				0	—	132,275			—	$999,999
Tim M. Wan	—	0	$213,750	$342,000
	04/18/12							16,000		—	$150,720
	04/27/12							14,000		—	$137,200
	09/28/12								100,000	$8.32	$360,460
	11/30/12				0	50,000	75,000			—	—
Scott G. Uomoto	—	0	$233,000	$372,000
	04/27/12							30,000		—	$294,000
	09/28/12								100,000	$8.32	$360,460
	11/30/12				0	50,000	75,000			—	—
Mathew N. Hulett	—	0	$244,125	$391,000
	04/27/12							30,000		—	$294,000
	09/28/12								50,000	$8.32	$180,230
	11/30/12				0	50,000	75,000			—	—
Michael C. Lunsford	—	0	$300,000	$540,000

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each named executive officer for 2012 performance. The actual amounts paid for 2012 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section titled “2012 Compensation— Annual Performance-Based Cash Bonuses.”

(2)
The amounts reported in these columns represent the threshold, target and maximum amounts of performance-based restricted stock units that were granted to the named executive officers in 2012. These awards will vest, if at all, upon the attainment of certain performance goals for 2013 and 2014. None of these awards were earned, or vested, in 2012. These awards are described in further detail in the Compensation Discussion and Analysis in the section titled “2012 Compensation—The Role of Long-Term Equity Awards— 2012 Performance-Based Restricted Stock Units.”

(3)	No plan-based awards were made in 2012 to Messrs. Eggers or Nielsen.
(4)
The numbers of securities reported in this column represent non-qualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2012” table. The exercise price of the stock options is equal to the closing price of RealNetworks’ common stock on the date of grant. If a named executive officer’s employment terminates for any reason other than death, disability, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the named executive officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate.

(5)
The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2012 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.

The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

Outstanding Equity Awards at December 31, 2012
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2012. The market value of the RSUs is based on the closing price of RealNetworks common stock on the NASDAQ Stock Market on December 31, 2012, which was $7.56.

		Option Awards					Stock Awards
Name(1)	Vesting Commencement Date(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Glaser	04/06/2007	31,250(3)	-		26.76	04/06/2014
	12/31/2012	105,000(4)	-		7.56	12/31/2019
	-	-	-	-	-	-	-	-	132,275(9)	999,999
Tim M. Wan	12/17/2009	750(5)	-		10.52	12/17/2016
	12/17/2009	1,011(5)	-		10.52	12/17/2016
	12/17/2009	1,820(6)	-		10.52	12/17/2016
	12/17/2009	2,500(5)	-		10.52	12/17/2016
	12/17/2009	833(5)	-		10.52	12/17/2016
	12/17/2009	1,541(5)	-		10.52	12/17/2016
	12/17/2009	250(5)	-		10.52	12/17/2016
	12/17/2009	5,666(5)	-		10.52	12/17/2016
	12/17/2009	500(5)	-		10.52	12/17/2016
	12/17/2009	415(5)	-		10.52	12/17/2016
	09/21/2009	11,250	3,750(7)		10.44	09/21/2016
	01/25/2010	9,375	5,625(7)		14.40	01/25/2017
	01/01/2011	14,064	23,436(7)		11.36	02/01/2018
	09/28/2012	-	100,000(7)		8.32	09/28/2019
	04/18/2012	-	-	-	-	-	16,000(10)	120,960	-	-
	04/27/2012	-	-	-	-	-	14,000(10)	105,840	-	-
	-	-	-	-	-	-	-	-	75,000(11)	567,000
Scott G. Uomoto	12/17/2009	1,055(5)	-		10.52	12/17/2016
	12/17/2009	2,600(6)	-		10.52	12/17/2016

	12/17/2009	1,141(5)	-		10.52	12/17/2016
	12/17/2009	1,308(5)	-		10.52	12/17/2016
	12/17/2009	3,750(5)	-		10.52	12/17/2016
	12/17/2009	2,083(5)	-		10.52	12/17/2016
	12/17/2009	666(5)	-		10.52	12/17/2016
	12/17/2009	3,300(8)	-		10.52	12/17/2016
	05/01/2005	1,500(3)	-		11.04	08/05/2022
	09/28/2012	-	100,000(7)		8.32	09/28/2019
	01/01/2011	14,064	23,436(7)		11.36	02/01/2018
	01/25/2010	17,189	10,311(7)		14.40	01/25/2017
	04/27/2011	18,750	31,2507()		10.36	04/27/2018
	04/27/2012	-	-	-	-	-	30,000(10)	226,800	-	-
	-	-	-	-	-	-	-	-	75,000(11)	567,000
Mathew N. Hulett	01/01/2011	32,814	54,686(7)		11.36	02/01/2018
	09/28/2012	-	50,000(7)		8.32	09/28/2019
	08/17/2009	3,906	7,812(13)		6.84	08/17/2016
	07/29/2010	21,876	21,874(7)		9.40	10/04/2017
	04/27/2012	-	-	-	-	-	30,000(10)	226,800	-	-
	-	-	-	-	-	-	-	-	75,000(11)	567,000
Michael C. Lunsford	01/01/2011	46,220	77,030(7)		11.36	02/01/2018
	01/28/2008	125,000(12)	-		20.36	02/05/2015
	02/01/2010	62,500	37,500(7)		13.08	02/01/2017

(1)
Excluded from this table are Messrs. Nielsen and Eggers, whose employment terminated before the end of 2012. All outstanding equity awards that were (a) unvested or (b) vested but unexercised were forfeited prior to December 31, 2012 in accordance with the terms of our 2005 Plan.

(2)
Represents the date on which the equity award commences vesting, subject to (a) continuation of employment and (b) applicable time or performance conditions as indicated in footnotes (3) through (12) below.

(3)	Options vested in full on the second anniversary of the vesting commencement date.

(4)	The options were 100% vested in full on the December 31, 2012 grant date.

(5)	Options became fully vested on December 17, 2010 in accordance with the terms of the December 17, 2009 option exchange.

(6)	Options became fully vested on June 1, 2011 in accordance with the terms of the December 17, 2009 option exchange.

(7)
Options vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award is fully vested on the four-year anniversary of the vesting commencement date.

(8)	Options became fully vested on August 12, 2012 in accordance with the terms of the December 17, 2009 option exchange.

(9)
Represents performance-based restricted stock units that are scheduled to vest on December 31, 2013 or December 31, 2014, subject to the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. The awards reported assume performance will be achieved at a target level of 100%.

(10)
Represents restricted stock units that are scheduled to vest at the rate of 50% on the one-year anniversary of the vesting commencement date and 25% on each six-month anniversary thereafter, such that the award will be fully vested on the two-year anniversary of the vesting commencement date.

(11)
Represents performance-based restricted stock units that are scheduled to vest on December 31, 2013 or December 31, 2014, subject to the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. The awards reported assume performance will be achieved at a maximum level of 150%.

(12)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award will be fully vested on the four-year anniversary of the vesting commencement date.

2012 Option Exercises and Stock Vested

The following table provides information regarding options exercised by and restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Robert Glaser	—	—	—	—
Tim M. Wan	—	—	25,335	252,843
Scott G. Uomoto	—	—	33,629	335,134
Michael Eggers	—	—	57,086	570,585
Mathew N. Hulett	3,906	13,457	32,574	325,089
Michael C. Lunsford	—	—	67,173	662,561
Thomas Nielsen	253,334	152,908	—	—

(1)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks’ common stock on the vesting date.

2012 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2012, the last business day of the 2012 fiscal year, (2) the price per share of our common stock was $7.56, which was the closing market price on December 31, 2012, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)(1)	Death($)	Disability($)
Robert Glaser	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Tim M. Wan	Severance	285,000	356,250	71,250	—	—
	Bonus	—	267,188	—	139,223	139,223
	Equity award vesting acceleration	529,200	604,800	—	604,800	604,800

Scott G. Uomoto	Severance	310,000	387,500	155,000	—	—
	Bonus	—	291,250	—	204,316	204,316
	Equity award vesting acceleration	453,600	604,800	—	604,800	604,800

Mathew Hulett	Severance	325,500	406,875	162,750	—	—
	Bonus	—	305,000	—	85,270	85,270
	Equity award vesting acceleration	455,475	604,800	—	607,612	607,612

Michael Lunsford	Severance	700,000	500,000	400,000	—	—
	Bonus	—	375,000	—	222,070	222,070
	Equity award vesting acceleration	—	—	—	—	—

(1)
Assumes (i) Mr. Wan has provided a notice period of 3 months, (ii) Messrs. Uomoto and Hulett have provided a notice period of 6 months, and (iii) Mr. Lunsford have provided a notice period of 90 days prior to voluntarily terminating their employment with RealNetworks.

Benefits Not In Connection With A Change in Control
Pursuant to offer letters, each of our named executive officers, other than Mr. Glaser, is eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event.

As more fully described in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control— Severance Benefits,” the vesting of equity awards held by each of our named executive officers will accelerate to some extent upon his termination by us without cause. Specifically, for awards granted prior to November 30, 2012, if we terminate the employment of a named executive officer for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. In the case of performance-based RSUs, the termination without cause of a named executive officer would result in full acceleration of such award.
Benefits In Connection With A Change in Control
As described in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control—Severance and Change in Control Benefits,” the Amended CIC Agreements between RealNetworks and each of Messrs. Wan, Uomoto, Hulett and Lunsford provide that each of these named executive officers would receive certain payments in the event of their termination of employment under certain circumstances. Specifically, if a named executive officer’s employment is terminated without cause or he resigns for good reason, then he is entitled to receive 125% of his base salary, 125% of his target bonus, his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award.
Benefits Upon Voluntary Termination, Death and Disability
Upon Voluntary Termination. As described in the Compensation Discussion and Analysis in the section titled “2012 Compensation—Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control— Severance Benefits,” it has been our practice to pay a modest severance upon a voluntary termination if the executive provides advance notice to us of at least 90 days. This practice is intended to allow for a more orderly transition period. Pursuant to agreements in effect at December 31, 2012, Mr. Wan is eligible for severance equal to three months of his base salary if he provides at least three months’ advance notice, each of Messrs. Uomoto and Hulett are eligible for severance equal to three months of his base salary if he provides at least three months’ advance notice, and Mr. Lunsford is eligible for severance equal to 12 months of his base salary if he provides at least 90 days’ advance notice. On February 19, 2013, Mr. Lunsford provided us with 90 days’ notice of his resignation and, therefore, will be paid severance equal to 12 months of his base salary, or $400,000, upon the effective date of his departure. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each named executive officer has provided the required advance notice prior to voluntarily terminating his employment on December 31, 2012.
Prior to voluntarily terminating his employment effective April 15, 2012, Mr. Eggers provided more than 90 days’ notice of his resignation and he received a severance payment equal to 12 months of his annual base salary pursuant to the terms of his severance agreement.
Upon Death or Disability. If the employment of a named executive officer had terminated on December 31, 2012 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2012 but not paid as of December 31, 2012.
If the employment of a named executive officer terminates due to his death, any stock options or RSUs that are unvested as of the date of his death will fully vest on such date and any options may be exercised by his estate or legal representative for a period of one year following such date, but not later than the expiration date of such stock options. If the employment of a named executive officer terminates due to disability, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months. In the case of performance-based PRSUs, the death or disability of a named executive officer would result in full acceleration of such award.

2012 Terminations
Mr. Egger’s employment terminated on April 15, 2012 and, after giving us 90 days’ advance notice of his voluntary termination, he was paid severance equal to twelve months of salary, or $350,000.
Mr. Nielsen’s employment terminated on July 3, 2012 and, pursuant to the terms of his employment agreement, he was paid severance equal to $675,000 plus the pro-rata portion of his target bonus payout, or $168,299. In addition, he received acceleration of vesting of options covering 253,334 shares and the post-termination exercise period for such options was extended to 6 months. He and his dependents were entitled to receive reimbursement of COBRA coverage for up to 12 months. In exchange for these benefits, Mr. Nielsen executed a one-year nonsolicitation and noncompetition agreement and release.
Compensation Committee Interlocks and Insider Participation
From January 1, 2012 to October 18, 2012, the Compensation Committee was composed of Messrs. Benhamou and Trempont and Ms. Roberts. Mr. Benhamou did not stand for reelection to the Board at the October 18, 2012 annual meeting of shareholders. Mr. Galgon was appointed to the Board and as a member of the Compensation Committee as of November 30, 2012. In 2012, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2012, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation in 2012.
Non-employee directors other than our Chairman receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The equity awards consist of (i) nonqualified stock options to purchase 6,250 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Options and RSUs granted to non-employee directors who have served on the Board for less than 12 months at the time of the annual meeting of shareholders will receive options and RSUs that are pro-rated based on the number of completed months of service leading up to the first annual meeting of shareholders following his or her appointment to the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee directors is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On October 23, 2012, Messrs. Cunningham, Slade and Trempont, Ms. Raina and Ms. Roberts were each granted RSUs covering 5,784 shares and an option to acquire 6,250 shares of our common stock having an exercise price of $7.78 per share, which RSUs and options vest as described above. Upon his appointment to the Board on November 30, 2012, Mr. Galgon was granted RSUs covering 5,674 shares and an option to acquire 5,729 shares of our common stock having an exercise price of $7.27 per share, which RSUs and options vest as described above.
Prior to his appointment as our interim Chief Executive Officer on July 3, 2012, Mr. Glaser was paid the same cash compensation as our non-employee directors, together with an additional retainer in the amount of $6,250 per quarter for serving as the Chairman of the Board. Mr. Glaser was not eligible to make an election to receive his cash compensation in shares of RealNetworks common stock pursuant to the 2007 Director Compensation Stock Plan. For the period January 1, 2012 to July 2, 2012, Mr. Glaser was also paid an annual cash award in lieu of the annual grant of options and RSUs. This cash award had an aggregate value equal to approximately (a) $28,000, which amount was paid in lieu of the options and is subject to re-evaluation at the discretion of the Compensation Committee, and (b) $22,000, which amount was paid in lieu of the RSUs. While Mr. Glaser is serving as our interim Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as interim Chief Executive Officer in 2012.
2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Unit Awards ($)(1)	All Other Compensation	Total ($)
Eric Benhamou (2)	98,668	—	—	—	98,668
John E. Cunningham IV (3)	29,500	26,353	56,252	—	112,105
Michael T. Galgon (4)	4,758	18,040	41,250	—	64,048
Robert Glaser (5)	104,620	—	—	—	104,620
Kalpana Raina (6)	66,000	21,072	45,000	—	132,071
Janice Roberts (7)	82,500	21,072	45,000	—	148,571
Michael B. Slade (8)	53,000	21,072	45,000	120,000	239,071
Dominique Trempont (9)	70,793	21,072	45,000	—	136,864
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in 2012 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.

(2)	Mr. Benhamou served as Lead Independent Director, Audit Committee Chair, and as a member of the Compensation Committee during 2012 until the expiration of his term as a director on October 18, 2012.

(3)
Mr. Cunningham was appointed to serve as a director and a member of the Audit Committee on July 12, 2012. He was appointed to serve as a member of the Nominating and Corporate Governance Committee on August 21, 2012.

(4)	Mr. Galgon was appointed to serve as a director and a member of the Compensation Committee on November 30, 2012.

(5)
Mr. Glaser, Chairman of the Board, received compensation as a director only for the period of 2012 prior to his appointment as interim Chief Executive Officer on July 3, 2012. During the period that he serves as an officer of the company, he is not eligible to receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as interim Chief Executive Officer in 2012. Of the amount reported in the table above for Mr. Glaser, $54,077 constitutes meeting and retainer fees and $50,543 constitutes cash in lieu of annual equity awards as described under the caption “Compensation of Directors” above.

(6)	During 2012, Ms. Raina served as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee.

(7)	During 2012, Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee.

(8)
In August 2012, we entered into a six-month strategic advisory agreement with Mr. Slade pursuant to which Mr. Slade was paid $120,000 in consulting fees. During the effective period of this agreement, Mr. Slade was not paid compensation for service on any committee of the Board.

(9)
Mr. Trempont was appointed as Lead Independent Director and Chair of the Audit Committee effective October 18, 2012. He served as a member of the Audit Committee and the Compensation Committee during all of 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
As of December 31, 2012, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan, the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated, the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated, the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated, and the RealNetworks, Inc. 2002 Director Stock Option Plan. In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010. All of these plans have been approved by our shareholders except for the 2000 Plan, which has not been approved by our shareholders.
In 2005, our shareholders approved the 2005 Plan and upon this approval, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the 2007 ESPP.
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	5,778	$14.05	3,956	(1)(2)
Equity compensation plans not approved by security holders	5	$28.96	—

Total (3)	5,783	$14.07	3,956

(1)
On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 0.6 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)
Includes shares available for future issuances pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

(3)
The total securities in column (a) include 4,534 stock options and 1,249 restricted stock units and awards. The weighted average exercise prices in column (b) relate to the stock options only; restricted stock units and awards have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 17, 2013, information regarding beneficial ownership of the common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 35,339,134 shares outstanding as of April 17, 2013. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 2601 Elliott Avenue, Suite 1000, Seattle, Washington 98121.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	13,054,254	36.7%
T. Rowe Price Associates, Inc. (3)	3,306,207	9.4%
S Squared Technology LLC (4)	2,346,749	6.6%
Dimensional Fund Advisors LP (5)	2,313,663	6.5%
John E. Cunningham IV (6)	10,011	*
Michael T. Galgon (7)	5,702	*
Kalpana Raina (8)	110,706	*
Janice Roberts (9)	32,199	*
Michael B. Slade (10)	19,442	*
Dominique Trempont (11)	33,028	*
Scott G. Uomoto (12)	133,628	*
Tim M. Wan (13)	85,913	*
Mathew Hulett (14)	123,618	*
Michael Lunsford (15)	311,033	*
Michael Eggers		*
Thomas Nielsen		*
All directors and executive officers as a group (13 persons)(16)	13,950,208	38.4%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 15, 2013, and restricted stock units, or RSUs, that will have vested within 60 days of April 17, 2013, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 261,250 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013.

(3)
Information is based on a Schedule 13G filed with the SEC on February 6, 2013 by T. Rowe Price Associates, Inc. Price Associates reported that as of December 31, 2012, it beneficially owned an aggregate of 3,306,207 shares of common stock and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price Science & Technology Fund, Inc. which owns 1,960,361 shares, representing 5.5% of the shares outstanding, for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)
Information is based on a Schedule 13G filed with the SEC on February 8, 2013 pursuant to which S Squared Technology LLC reported that as of December 31, 2012, it beneficially owned 1,905,024 shares of common stock and that its affiliate S Squared Capital II Management, LLC beneficially owned 441,725 shares of common stock. The address for the S Squared funds is 515 Madison Avenue, New York, New York 10022.

(5)
Information is based on a Schedule 13G filed with the SEC on February 11, 2013 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2012, it beneficially owned an aggregate of 2,313,663 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(6)	Includes 5,209 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 3,374 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(7)	Includes 2,865 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 2,837 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(8)
Includes 5,679 shares of common stock owned by 252 Solutions, LLC, an advisory firm of which Ms. Raina is managing partner. Also includes 94,896 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 3,374 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(9)	Includes 16,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 3,374 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(10)	Includes 9,896 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 3,374 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(11)	Includes 17,187 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 3,374 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(12)	Includes 94,281 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 15,000 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(13)	Includes 70,913 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 15,000 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(14)	Includes 85,159 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 15,000 RSUs that are scheduled to vest within 60 days of April 17, 2013.

(15)	Includes 261,626 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013.

(16)
Includes an aggregate of 944,796 shares of common stock issuable upon exercise of options exercisable within 60 days of April 17, 2013 and 70,533 RSUs that are scheduled to vest within 60 days of April 17, 2013.

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
Certain Relationships and Related Transactions
Under a voting agreement entered into in September 1997 among RealNetworks, Accel IV, L.P., Mitchell Kapor, Bruce Jacobsen and Robert Glaser, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to the Board of Directors of RealNetworks in each election in which he is a nominee. The obligations under the voting agreement terminate with respect to shares transferred by the parties when such shares are transferred. The voting agreement terminates on the death of Mr. Glaser.
Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of common stock.
In August 2012, we entered into a six-month strategic advisory agreement with Michael Slade, a director, whereby Mr. Slade would provide consulting services relating to strategic initiatives of the company and our business units. In December 2012, we paid Mr. Slade $120,000 for the six-month period covered by the agreement.
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
Fees Billed by KPMG LLP During 2011 and 2012
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2011 and 2012, and fees billed for other services rendered by KPMG LLP.

	2011	2012
Audit Fees (1)	$1,463,000	$1,554,000
Audit-Related Fees	0	0
Tax Fees (2)	9,500	7,100
All Other Fees	0	0

Total Fees	$1,472,500	$1,561,100

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2011 and 2012, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2011 and 2012 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to Backstage Technologies Incorporated, our Canadian subsidiary.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2011 and 2012, the Audit Committee approved all fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2012.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2012.
(a)(3) Index to Exhibits

Exhibit No.		Exhibit Description
31.1	*
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

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2013.

REALNETWORKS, INC.

By:	/s/ Robert Glaser
Robert Glaser
Chairman and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2013.

Signature	Title
/s/ Robert Glaser	Chairman and Interim Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Tim M. Wan	Chief Financial Officer and Treasurer
Tim M. Wan	(Principal Financial and Accounting Officer)
/s/ *
John E. Cunningham IV	Director
/s/ *
Michael T. Galgon	Director
/s/ *
Kalpana Raina	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: /s/ Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
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

*	Filed herewith.