Form 10-Q
period 2013-03-31
REALNETWORKS INC
filed 2013-05-08
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2013 was 35,427,190.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$136,694	$163,198
Short-term investments	123,894	108,216
Trade accounts receivable, net of allowances	28,718	30,754
Deferred costs, current portion	1,297	825
Deferred tax assets, current	2,759	2,869
Prepaid expenses and other current assets	13,266	17,002
Total current assets	306,628	322,864
Equipment, software, and leasehold improvements, at cost:
Equipment and software	95,918	98,041
Leasehold improvements	22,705	22,767
Total equipment, software, and leasehold improvements, at cost	118,623	120,808
Less accumulated depreciation and amortization	92,020	91,492
Net equipment, software, and leasehold improvements	26,603	29,316
Restricted cash equivalents and investments	10,000	10,000
Equity method investment	16,710	19,204
Available for sale securities	38,608	34,334
Other assets	3,331	3,153
Deferred costs, non-current portion	802	531
Deferred tax assets, net, non-current portion	4,803	4,911
Other intangible assets, net	2,837	3,275
Goodwill	6,410	6,309
Total assets	$416,732	$433,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,910	$19,013
Accrued and other current liabilities	51,847	57,530
Deferred revenue, current portion	8,846	8,675
Total current liabilities	77,603	85,218
Deferred revenue, non-current portion	169	169
Deferred rent	2,026	2,250
Deferred tax liabilities, net, non-current portion	432	432
Other long-term liabilities	2,417	3,100
Total liabilities	82,647	91,169
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,380 shares in 2013 and 35,324 shares in 2012	35	35
Additional paid-in capital	605,402	603,770
Accumulated other comprehensive loss	(25,141)	(26,540)
Retained deficit	(246,211)	(234,537)
Total shareholders’ equity	334,085	342,728
Total liabilities and shareholders’ equity	$416,732	$433,897
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended March 31,
	2013	2012
Net revenue (A)	$56,793	$66,964
Cost of revenue (B)	20,506	27,427
Gross profit	36,287	39,537
Sale of patents and other technology assets, net of costs (See Note 1)	—	(1,580)
Operating expenses:
Research and development	15,251	17,818
Sales and marketing	21,134	23,796
General and administrative	9,946	13,276
Restructuring and other charges	1,382	1,609
Total operating expenses	47,713	56,499
Operating income (loss)	(11,426)	(18,542)
Other income (expenses):
Interest income, net	647	644
Equity in net loss of Rhapsody investment	(2,233)	(368)
Other income (expense), net	109	1,475
Total other income (expenses), net	(1,477)	1,751
Income (loss) before income taxes	(12,903)	(16,791)
Income tax expense (benefit)	(1,229)	224
Net income (loss)	$(11,674)	$(17,015)
Basic net income (loss) per share	$(0.33)	$(0.49)
Diluted net income (loss) per share	$(0.33)	$(0.49)
Shares used to compute basic net income (loss) per share	35,343	34,488
Shares used to compute diluted net income (loss) per share	35,343	34,488
Comprehensive income (loss):
Unrealized investment holding gains	$2,637	$8,494
Foreign currency translation adjustments, net of reclassification adjustments	(1,238)	(384)
Total other comprehensive income (loss)	1,399	8,110
Net income (loss)	(11,674)	(17,015)
Comprehensive income (loss)	$(10,275)	$(8,905)
(A) Components of net revenue:
License fees	$12,829	$14,956
Service revenue	43,964	52,008
	$56,793	$66,964
(B) Components of cost of revenue:
License fees	$2,154	$3,272
Service revenue	18,352	24,155
	$20,506	$27,427
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,674)	$(17,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,888	4,118
Stock-based compensation	2,038	2,343
Equity in net loss of Rhapsody	2,233	368
Deferred income taxes, net	(1,559)	(19)
Realized translation gain	—	(1,611)
Other	(75)	(3)
Net change in certain operating assets and liabilities:
Trade accounts receivable	1,554	1,394
Prepaid expenses and other assets	2,823	(2,738)
Accounts payable	(1,784)	(894)
Accrued and other liabilities	(5,177)	(3,185)
Net cash provided by (used in) operating activities	(6,733)	(17,242)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,194)	(2,798)
Purchases of short-term investments	(43,318)	(9,969)
Proceeds from sales and maturities of short-term investments	27,640	5,027
Acquisitions of businesses	(700)	—
Net cash provided by (used in) investing activities	(17,572)	(7,740)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	20	675
Tax payments from shares withheld upon vesting of restricted stock	(166)	—
Payment of contingent consideration	(828)	—
Net cash provided by (used in) financing activities	(974)	675
Effect of exchange rate changes on cash and cash equivalents	(1,225)	1,306
Net increase (decrease) in cash and cash equivalents	(26,504)	(23,001)
Cash and cash equivalents, beginning of period	163,198	106,333
Cash and cash equivalents, end of period	$136,694	$83,332
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$3,612	$39
Cash paid for income taxes	$725	$517
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$172	$1,430
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
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of RealNetworks and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the 10-K).
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
Reportable Segments. In the first quarter of 2013 we reorganized the management of our businesses and as a result, we changed our reportable segments. See Note 17, Segment Information, for details.
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) consisted of unrealized gains on investment securities and foreign currency translation adjustments, net of any applicable tax, as follows (in thousands):

	March 31, 2013	December 31, 2012
Unrealized gains on investments, net of tax effects of $783 and $(846) at March 31, 2013 and December 31, 2012, respectively	$29,322	$26,685
Foreign currency translation adjustments	(54,463)	(53,225)
Accumulated other comprehensive income (loss)	$(25,141)	$(26,540)
For the three months ended March 31, 2012 we liquidated the investment in certain of our foreign entities and recorded a net pre-tax gain of $1.6 million in Other income (expense), net, in the consolidated statement of operations upon the reclassification of the same amount of cumulative foreign exchange translation adjustment from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit. No reclassification adjustments related to foreign exchange translation amounts or unrealized gains on investments occurred in 2013. In the first quarter of 2013 we recorded an income tax benefit of $1.6 million related to unrealized gains on investment securities, and recognized the corresponding amount as a reduction to accumulated other comprehensive income. There were no tax related adjustments to accumulated other comprehensive income in the first quarter of 2012.
2012 Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel). Related to this transaction, within the first quarter of 2012 we incurred $1.6 million of total direct costs.
Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Note 3. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Total stock-based compensation expense	$2,038	$2,343
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.57%	0.69%
Expected life (years)	3.7	3.8
Volatility	48%	58%

The total stock-based compensation amounts for 2013 and 2012 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. No stock-based compensation was capitalized as part of the cost of an asset as of March 31, 2013 or December 31, 2012. As of March 31, 2013, we had $8.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
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
As of March 31, 2013 we owned approximately 45% of the issued and outstanding stock of Rhapsody.
RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in 2013, and are discussed further in Footnote 18, Related Party Transactions.
We recorded our share of losses in the operations of Rhapsody of $2.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.
The carrying value of our Rhapsody investment was $16.7 million as of March 31, 2013.

Summarized financial operating information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarter Ended March 31,
	2013	2012
Net revenue	$33,962	$35,170
Gross profit	7,845	9,612
Net loss	(4,816)	(1,070)
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of
	March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,978	$3	$6,975	$—
Corporate notes and bonds	79,502	—	79,502	—
Short-term investments:
Corporate notes and bonds	88,766	—	88,766	—
U.S. government agency securities	35,128	34,402	726	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	38,608	38,608	—	—
Total	$258,982	$73,013	$185,969	$—

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,680	$—	$10,680	$—
Corporate notes and bonds	81,235	—	81,235	—
Short-term investments:
Corporate notes and bonds	65,502	—	65,502	—
U.S. government agency securities	42,714	42,113	601	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	34,334	34,334	—	—
Total	$244,465	$76,447	$168,018	$—
Our equity investments in publicly traded companies consisted of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $8.6 million as of March 31, 2013 and $8.6 million at December 31, 2012.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2013 and 2012, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of March 31, 2013, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$50,214	$50,214
Money market mutual funds	6,979	6,978
Corporate notes and bonds	79,505	79,502
Total cash and cash equivalents	136,698	136,694
Short-term investments:
Corporate notes and bonds	88,693	88,766
U.S. government agency securities	35,111	35,128
Total short-term investments	123,804	123,894
Total cash, cash equivalents and short-term investments	$260,502	$260,588
Restricted cash equivalents and investments	$10,000	$10,000
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$71,283	$71,283
Money market mutual funds	10,680	10,680
Corporate notes and bonds	81,237	81,235
Total cash and cash equivalents	163,200	163,198

Short-term investments:
Corporate notes and bonds	65,426	65,502
U.S. Government agency securities	42,693	42,714
Total short-term investments	108,119	108,216
Total cash, cash equivalents, and short-term investments	$271,319	$271,414
Restricted cash equivalents and investments	$10,000	$10,000
Substantially all of the restricted cash equivalents and investments amounts as of March 31, 2013, and December 31, 2012 relate to cash and investments pledged as collateral against a letter of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2013 and 2012 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2013 and December 31, 2012 were not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2013 (in thousands):

Estimated Fair Value
Within one year	$99,791
Between one year and five years	24,103
Total short-term investments	$123,894
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2012	$1,010	$653
Addition (reduction) to allowance	89	(33)
Amounts written off	(12)	(8)
Foreign currency translation	(25)	—
Balances, March 31, 2013	$1,062	$612
No one customer accounted for more than 10% of trade accounts receivable as of March 31, 2013. No one customer accounted for more than 10% of trade accounts receivable as of December 31, 2012.
One customer accounted for approximately 14%, or $8.1 million, of consolidated revenue during the quarter ended March 31, 2013, in our RealPlayer Group and Games segments. No one customer accounted for more than 10% of consolidated revenue during the quarter ended March 31, 2012.
Note 8. Other Intangible Assets
Other intangible assets (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,875	$27,861	$2,014
Developed technology	24,539	23,718	821
Patents, trademarks and tradenames	3,439	3,439	—
Service contracts and other	5,369	5,367	2
Total other intangible assets, March 31, 2013	$63,222	$60,385	$2,837
Note 9. Goodwill
Changes in goodwill (in thousands):

Balances, December 31, 2012	$6,309
Increases due to current year acquisition	200
Effects of foreign currency translation	(99)
Balances, March 31, 2013	$6,410

Goodwill by the Company’s segments (in thousands):

March 31, 2013
RealPlayer Group	$580
Mobile Entertainment	781
Games	5,049
Total goodwill	$6,410
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2013	December 31, 2012
Royalties and other fulfillment costs	$18,165	$19,435
Employee compensation, commissions and benefits	11,128	13,368
Sales, VAT and other taxes payable	9,936	10,959
Deferred tax liabilities—current	3,744	3,894
Accrued loss on excess office facilities	2,460	2,463
Other	6,414	7,411
Total accrued and other current liabilities	$51,847	$57,530
Note 11. Restructuring Charges
Restructuring and other charges in 2013 and 2012 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in both years relate to severance costs due to workforce reductions.
In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide, beginning immediately and we expect it to be concluded by the end of the second quarter of 2013. For the quarter ended March 31, 2013 we recorded a total of $1.4 million of restructuring charges for employee separation costs related to this action and for other actions taken in 2013.
Details of restructuring charges for the three months ended March 31, 2013 and 2012 are in the table below. The amount accrued at March 31, 2013 for employee separation includes costs for those employees who were separated in the quarter ended March 31, 2013 and are expected to be paid out in the quarter ended June 30, 2013. The amount accrued for contract assignment is expected to be paid out by the end of 2013.
Restructuring charges by type of cost (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2013	$1,382
Costs incurred and charged to expense for the three months ended March 31, 2012	$1,609

Changes to the accrued restructuring cost liability (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2012	$731	$1,700	$2,431
Costs incurred and charged to expense for the three months ended March 31, 2013	1,382	—	1,382
Cash payments	(1,199)	—	(1,199)
Accrued liability as of March 31, 2013	$914	$1,700	$2,614

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
Changes to the accrued loss on excess office facilities (in thousands):

Accrued loss December 31, 2012	$4,213
Less amounts paid, net of sublease amounts	(642)
Accrued loss March 31, 2013	3,571
Less current portion (included in Accrued and other current liabilities)	(2,460)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,111
Note 13. Income Taxes
As of March 31, 2013, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.
We file numerous consolidated and separate income tax returns in the U.S including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.
Note 14. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 31,
	2013	2012
Net income (loss) available to common shareholders	$(11,674)	$(17,015)
Weighted average common shares outstanding used to compute basic EPS	35,343	34,488
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	35,343	34,488
Basic EPS	$(0.33)	$(0.49)
Diluted EPS	$(0.33)	$(0.49)

During the quarters ended March 31, 2013, and March 31, 2012, 4.2 million and 5.9 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
Note 15. Commitments and Contingencies
Commitments. See Note 19, Subsequent Event, for details on office lease commitments.
Litigation. On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York. VoiceAge asserts that we have breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology and is seeking a material amount of damages. We have removed the proceedings to New York federal court. Discovery commenced on January 4, 2013 and is scheduled to close on May 15, 2013. We dispute VoiceAge's allegations and the magnitude of the claimed damages, and, because we are in the early stages of this litigation and due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.
On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits allege that T-Mobile and MetroPCS, respectively, infringe Callertone's patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we dispute the plaintiff's allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. Because we are in the early stages of this litigation and due to the uncertainties inherent in these matters, we are unable to estimate the range of possible loss that could result from this litigation.
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

We do not maintain accruals for warranty-related obligations as we do not have a history of incurring such losses.  We have, however, received claims for indemnification from certain of our carrier customers. See Note 15, Commitments and Contingencies, for a discussion of these indemnification claims.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, we sold certain patents and other technology assets to Intel in the second quarter of 2012. We have specific obligations to indemnify Intel for breaches of the representations and warranties that we made and covenants that we agreed to in the asset purchase agreement executed in connection with the transaction, and for certain potential future intellectual property infringement claims brought by third parties against Intel. The amount of any potential liabilities related to our indemnification obligations will not be determined until a claim has been made, but we are obligated to indemnify Intel up to the amount of the gross purchase price that we received in the sale.
Note 17. Segment Information
In the first quarter of 2013 we reorganized the management of our businesses and as a result, we now report the following three segments: (1) RealPlayer Group, which includes sales of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass; (2) Mobile Entertainment, which includes our SaaS services, systems integration, and professional services to mobile carriers, and sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
In addition, we now also allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment. In 2012, corporate segment expenses also included the sale of patent and other technology assets, net of costs. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the interim Chief Executive Officer, Chief Financial Officer, President, Executive Vice President, General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 10-K.
Segment results for the three months ended March 31, 2013 and 2012 (in thousands):
RealPlayer Group

	Quarter Ended March 31,
	2013	2012
Revenue	$22,383	$22,081
Cost of revenue	5,311	4,564
Gross profit	17,072	17,517
Operating expenses	16,206	15,975
Operating income (loss)	$866	$1,542

Mobile Entertainment

	Quarter Ended March 31,
	2013	2012
Revenue	$20,495	$25,775
Cost of revenue	10,832	15,478
Gross profit	9,663	10,297
Operating expenses	9,111	14,804
Operating income (loss)	$552	$(4,507)

Games

	Quarter Ended March 31,
	2013	2012
Revenue	$13,915	$19,108
Cost of revenue	3,800	6,713
Gross profit	10,115	12,395
Operating expenses	11,852	14,138
Operating income (loss)	$(1,737)	$(1,743)

Corporate

	Quarter Ended March 31,
	2013	2012
Cost of revenue	$563	$672
Sale of patents and other technology assets, net of costs	—	(1,580)
Operating expenses	10,544	11,582
Operating income (loss)	$(11,107)	$(13,834)
Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2013	2012
United States	$28,024	$31,814
Europe	11,255	16,212
Rest of the world	17,514	18,938
Total net revenue	$56,793	$66,964
Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region (in thousands):

	March 31, 2013	December 31, 2012
United States	$26,476	$27,915
Europe	1,830	2,350
Rest of the world	7,544	8,635
Total long-lived assets	$35,850	$38,900

Note 18. Related Party Transactions
Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services. These support services are expected to be completed in 2013. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarters ended March 31, 2013 and 2012, we charged Rhapsody $0.2 million and $0.3 million, respectively, for the support services.
Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). We paid market price for the common shares of LoEn, which are traded on the Korean Securities Dealers Automated Quotations. Our investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive income/loss. During the quarters ended March 31, 2013 and 2012 we recorded revenue from LoEn of $4.6 million and $3.9 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, we also recorded accounts receivable of $1.8 million as of March 31, 2013. Accounts payable and cost of revenue associated with LoEn as of and for the periods ended March 31, 2013 and 2012 were nominal.
Note 19. Subsequent Event
On May 2, 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our current headquarters office lease that provides for an early termination of such lease. We filed a current report on Form 8-K with the SEC on May 6, 2013 that provides details on these transactions.
The new Seattle building lease is for an initial term of 11 years for approximately 85,000 square feet of office space and is estimated to commence on August 15, 2013. We will pay approximately $3.5 million in annual rent, which includes our pro rata share of certain real property taxes, operating expenses and common area maintenance expenses. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent.
The amendment to our current headquarters office lease provides for an early termination of such lease effective in three stages, with the termination of a majority of the premises taking place on August 31, 2013. In connection with the early termination of the lease, we will pay the landlord a termination payment of approximately $6.6 million in 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014.

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

Overview
In the first quarter of 2013 we reorganized the management of our businesses and as a result, we now report the following three segments: (1) RealPlayer Group, (2) Mobile Entertainment and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass. The Mobile Entertainment business primarily includes revenue from SaaS services, systems integration, and professional services to mobile carriers, and sales of technology licenses of our software products such as Helix. The Games business primarily includes revenue from sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
In addition, we now also allocate certain corporate expenses which are directly attributable to supporting the business, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments rather than retaining those expenses in our corporate segment. The allocation of these costs to the business units will increase accountability for financial and operational performance within each of our reportable segments. RealNetworks' most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.
For the three months ended March 31, 2013, our consolidated revenue declined by $10.2 million compared to the same period in 2012, due to a decline of $5.3 million in Mobile Entertainment revenues and a decline of $5.2 million Games revenue.

Our SaaS business within Mobile Entertainment continues to be impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services. In our Games segment and in the general games market, consumer game play continues to shift from downloadable PC games to social networks and mobile devices. Since 2011, we have been focusing on developing social and mobile games and monetizing those game play experiences. However, the revenue we currently generate from social games is not a significant portion of our Games revenue.

We continue to focus on aligning our operating expenses with our revenue profile. The actions we initiated in the third quarter of 2012 to eliminate approximately 160 positions worldwide contributed significantly to the $8.8 million decline in our total operating expenses for the three months ended March 31, 2013 compared to the same period in 2012.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Total revenue	$56,793	$66,964	$(10,171)	(15)%
Cost of revenue	20,506	27,427	(6,921)	(25)%
Gross profit	36,287	39,537	(3,250)	(8)%
Gross margin	64%	59%
Sale of patent assets and other technology assets, net of costs	—	(1,580)	1,580	—%
Operating expenses	47,713	56,499	(8,786)	(16)%
Operating income (loss)	$(11,426)	$(18,542)	$7,116	38%
In the first quarter of 2013, our total consolidated revenue declined by $10.2 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $5.3 million in our Mobile Entertainment segment and a decline of $5.2 million in our Games segment, due to the factors described above. Gross margin increased to 64% from 59% for the year earlier quarter as a result of a higher proportion of lower margin revenue in the prior year, in addition to lower personnel and related costs in first quarter of 2013 that resulted from our ongoing work to align our operating expenses with our revenue profile.

Operating expenses decreased by $8.8 million in the quarter ended March 31, 2013, compared with the prior year primarily due to reductions in personnel and related costs that resulted from our ongoing work to align our operating expenses with our revenue profile.
The 2012 costs for the sale of patents and other technology assets of $1.6 million related to certain direct expenses incurred for the sale transaction with Intel Corporation.
See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments.
Segment Operating Results
RealPlayer Group
The RealPlayer Group segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass.
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$22,383	$22,081	$302	1%
Cost of revenue	5,311	4,564	747	16%
Gross profit	17,072	17,517	(445)	(3)%
Gross margin	76%	79%
Operating expenses	16,206	15,975	231	1%
Operating income (loss)	$866	$1,542	$(676)	(44)%

Total RealPlayer Group revenue increased by $0.3 million in the three months ended March 31, 2013, compared with the year-earlier period. This increase was primarily due to increased revenue related to the distribution of third-party software of $2.5 million, in addition to higher revenue from our intellectual property licenses of $0.8 million. Partially offsetting these increases was a decrease in our subscriptions revenue of $2.7 million, primarily related to our SuperPass product.
Operating expenses increased $0.2 million in the three months ended March 31, 2013, compared with the year-earlier period. Personnel and related costs increased $1.0 million in the period ended March 31, 2013 due to investment in new product development; and marketing spend increased by $1.4 million. Offsetting these increases was a decrease of $2.4 million, resulting from estimated amounts recorded during the quarter ended March 31, 2012 associated with the then-pending investigation by the Washington State Attorney General's office. As disclosed in the 2012 10-K, this matter was resolved in the third quarter of 2012 in an amount totaling $1.3 million.
Mobile Entertainment
The Mobile Entertainment segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, intercarrier messages, music on demand and video on demand; professional services and systems integration services to mobile carriers and mobile handset companies; and Helix software.
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$20,495	$25,775	$(5,280)	(20)%
Cost of revenue	10,832	15,478	(4,646)	(30)%
Gross profit	9,663	10,297	(634)	(6)%
Gross margin	47%	40%
Operating expenses	9,111	14,804	(5,693)	(38)%
Operating income (loss)	$552	$(4,507)	$5,059	112%

Total Mobile Entertainment revenue decreased by $5.3 million in the quarter ended March 31, 2013 compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $4.8 million. The decline in SaaS revenue was due primarily to a $2.7 million decline in our ringback tone and intercarrier messaging revenues, due to fewer ringback tone subscribers, in addition to pricing pressure from carriers on intercarrier messaging. Additional revenue declines of $1.1 million were seen in other carrier application services.
Cost of revenue decreased during the three months ended March 31, 2013 by $4.6 million compared with the year-earlier period. During the quarter, costs related to our SaaS offerings decreased by $4.4 million due to the lower revenues and to lower personnel and related costs that resulted from our ongoing work to align our operating expenses with our revenue profile.
Operating expenses declined by $5.7 million for three months ended March 31, 2013 compared with the year-earlier period, primarily due to reductions in personnel and related costs of $5.0 million that resulted from our ongoing work to align our operating expenses with our revenue profile.
Games
The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.
Games segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$13,915	$19,108	$(5,193)	(27)%
Cost of revenue	3,800	6,713	(2,913)	(43)%
Gross profit	10,115	12,395	(2,280)	(18)%
Gross margin	73%	65%
Operating expenses	11,852	14,138	(2,286)	(16)%
Operating income (loss)	$(1,737)	$(1,743)	$6	—%
Total Games revenue decreased by $5.2 million in the quarter ended March 31, 2013, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed $2.3 million and $1.9 million, respectively, to the decline during the period.
Cost of revenue decreased by $2.9 million in the three months ended March 31, 2013, compared with the year-earlier period. The decrease was due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margins increased during the quarter ended March 31, 2013 due to lower margin projects that occurred in the year-earlier period.
Operating expenses declined by $2.3 million in the three months ended March 31, 2013, compared with the year-earlier period. The decreases were mainly due to reductions in marketing expense of $1.0 million, in addition to reductions in personnel and related costs of $1.7 million, resulting from our ongoing work to align our operating expenses with our revenue profile.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Cost of revenue	$563	$672	$(109)	(16)%
Sale of patent and other technology assets, net of costs	—	(1,580)	1,580	—%
Operating expenses	10,544	11,582	(1,038)	(9)%
Operating income (loss)	$(11,107)	$(13,834)	$2,727	20%
The 2012 costs for the sale of patents and other technology assets of $1.6 million related to certain direct expenses incurred for the sale transaction with Intel Corporation.
Operating expenses decreased by $1.0 million in the quarter ended March 31, 2013 compared with the year-earlier period, primarily due to reductions in personnel and related costs resulting from our ongoing work to align our operating expenses with our revenue profile.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Research and development	$15,251	$17,818	$(2,567)	(14)%
Sales and marketing	21,134	23,796	(2,662)	(11)%
General and administrative	9,946	13,276	(3,330)	(25)%
Restructuring and other charges	1,382	1,609	(227)	(14)%
Total consolidated operating expenses	$47,713	$56,499	$(8,786)	(16)%
Research and development expenses decreased by $2.6 million in the quarter ended March 31, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $2.8 million resulting from our ongoing work to align our operating expenses with our revenue profile.
Sales and marketing expenses decreased by $2.7 million in the quarter ended March 31, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $2.8 million resulting from our ongoing work to align our operating expenses with our revenue profile.
General and administrative expenses decreased by $3.3 million in the quarter ended March 31, 2013, compared with the year-earlier period. The decrease was primarily due to the first quarter of 2012 expense accrual of $2.4 million for estimated amounts associated with the then-pending investigation by the Washington State Attorney General's office. As disclosed in the 2012 10-K, this matter was resolved in the third quarter of 2012 at an amount totaling $1.3 million. Also contributing to the decrease for the quarter was a decrease in personnel and related costs of $1.1 million.
Restructuring and other charges in 2013 and 2012 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in both years primarily relate to severance costs due to workforce reductions. For additional details on these charges see Note 11, Restructuring Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
Interest income, net	$647	$644	$3	—%
Equity in net loss of Rhapsody	(2,233)	(368)	(1,865)	(507)%
Other income (expense), net	109	1,475	(1,366)	(93)%
Total other income (expense), net	$(1,477)	$1,751	$(3,228)	NM
The decrease in Other income (expense), net, of $3.2 million for the quarter ended March 31, 2013 was due to the increase in equity loss for our investment in Rhapsody and to the first quarter of 2012 recognition of a $1.6 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidation of an investment in one of our foreign entities.
We account for our investment in Rhapsody under the equity method of accounting for investments. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended March 31, 2013 and 2012, we recognized an income tax benefit of $1.2 million and income tax expense of $0.2 million, respectively, related to U.S. and foreign income taxes. The income tax benefit for the quarter ended March 31, 2013 and the change in income tax as a percentage of pre-tax loss compared with the prior year period was primarily the result of the current period income tax benefit of $1.6 million related to the change in our valuation allowance as a result of unrealized gains on investment securities, recognized in other comprehensive income.
As of March 31, 2013, there have been no material changes to RealNetworks’ uncertain tax positions as disclosed in Note 14 of the 2012 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.

Excluding the $1.6 million income tax benefit related to unrealized gain on investments securities, we recognized income tax expense due to income in our foreign jurisdictions as we have not benefitted from the losses in the U.S in the first quarter of 2013.We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended March 31, 2013, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on our tax expense for the first quarter of 2013 was minimal.
As of March 31, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
We file numerous consolidated and separate income tax returns in the U.S., including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for tax years prior to 2008 or state, local or foreign income tax examinations for years prior to 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	$ Change	% Change
United States	$28,024	$31,814	$(3,790)	(12)%
Europe	11,255	16,212	(4,957)	(31)%
Rest of world	17,514	18,938	(1,424)	(8)%
Total net revenue	$56,793	$66,964	$(10,171)	(15)%
Revenue in the United States declined by $3.8 million in the quarter ended March 31, 2013, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $3.0 million, lower sales of games subscriptions and licenses of $2.0 million, and lower sales of SuperPass subscriptions of $1.5 million due to fewer subscribers. These declines were offset in part by an increase of $2.3 million of revenue related to the distribution of third-party software.
Revenue in Europe declined by $5.0 million in the quarter ended March 31, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $2.3 million and lower revenue from our RealPlayer Group of $1.9 million.
Revenue in the rest of world decreased by $1.4 million for the quarter ended March 31, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $1.2 million.
New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2013	December 31, 2012
Working capital	$229,025	$237,646
Cash, cash equivalents, and short-term investments	260,588	271,414
Restricted cash equivalents and investments	10,000	10,000
The following summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in) operating activities	$(6,733)	$(17,242)
Cash provided by (used in) investing activities	(17,572)	(7,740)
Cash provided by (used in) financing activities	(974)	675
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, and the effect of changes in certain operating assets and liabilities.
The lower amount of cash used in operating activities for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the lower operating loss for the three months ended March 31, 2013 of $11.4 million compared with $18.5 million for the prior year period, which was due in part to our cost reduction efforts. We also had a net decrease in cash of $2.6 million for the three months ended March 31, 2013 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $5.4 million for the three months ended March 31, 2012 related to changes in certain operating assets and liabilities.
For the three months ended March 31, 2013, cash used by investing activities of $17.6 million was primarily due to purchases, net of sales and maturities, of short-term investments of $15.7 million.

For the three months ended March 31, 2012, cash used in investing activities of $7.7 million was due to purchases, net of sales and maturities, of short-term investments of $4.9 million, and purchases of equipment, software and leasehold improvements of $2.8 million.
Financing activities for the three months ended March 31, 2013 used cash totaling $1.0 million primarily from the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
Financing activities for the three months ended March 31, 2012, provided cash totaling $0.7 million from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan totaling $0.7 million.
Except for certain expenditures related to our new leased Seattle headquarters building, we currently have no planned significant capital expenditures for the remainder of 2013 other than those in the ordinary course of business. Details of the new lease are provided below.
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
As disclosed in Note 19, Subsequent Event, on May 2, 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our current headquarters office lease that provides for an early termination of such lease.
The new Seattle building lease is for an initial term of 11 years and is estimated to commence on August 15, 2013. We will pay approximately $3.5 million in annual rent, which includes our pro rata share of certain real property taxes, operating expenses and common area maintenance expenses. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent. The amendment to our current headquarters office lease provides for an early termination of such lease effective in three stages, with the termination of a majority of the premises taking place on August 31, 2013. In connection with the early termination of the lease, we will pay the landlord a termination payment of approximately $6.6 million in 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014.
As a result of our entry into the new lease and the termination of our old lease, we expect to save approximately $7 million in annual facilities costs.
In our 2012 10-K we disclosed that we had future contractual obligations, nearly all of which related to office leases, that totaled $26.3 million at December 31, 2012. As a result of the leasing transactions described above we estimate that our future contractual obligations now total approximately $56 million.
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

As of March 31, 2013, approximately $39.4 million of the $260.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, RealNetworks currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of March 31, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
In our direct to consumer business segments, we derive revenue through (1) subscriptions of SuperPass within our RealPlayer Group segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our RealPlayer Group, Mobile Entertainment, and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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

We also generate revenue through business-to-business channels by providing services within our Mobile Entertainment segment enabling mobile carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services. Revenue generated from services provided to mobile carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.
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
Stock-Based Compensation. Stock-based compensation cost is measured at the grant date based on the award’s fair value and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair value of stock-based option awards. The fair value of restricted stock awards is based on the closing market price of our common stock on the award date. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. We must make assumptions, judgments and estimates to determine the current provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Each reporting period we must periodically assess the likelihood that our deferred tax assets will be recovered from future sources of taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and changes to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. In certain instances, changes in the valuation allowance may be allocated directly to the related components of shareholders' equity on the consolidated balance sheet. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.
As of March 31, 2013, $39.4 million of the $260.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2013. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2013, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.

Investment Risk. As of March 31, 2013, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our 2012 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2013 would not result in more than a nominal amount of unrealized gain or loss.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
As described in Management's Report on Internal Control over Financial Reporting in Item 9A of our 2012 10-K filed with the SEC on March 18, 2013, we identified a material weakness in internal control over financial reporting related to our equity method investment balance in our investee's (Rhapsody) financial statements. In the 2012 10-K we corrected the immaterial errors in the equity method investment amount and additional paid-in capital presented in our consolidated balance sheets and consolidated statements of shareholders' equity for the periods ended December 31, 2011 and December 31, 2010.

During the first quarter of 2013, we designed and implemented a new control process that entails a detailed reconciliation of our equity method investment balance to the latest financial statement balances of our investee. As of the date of this 10-Q filing, management believes this material weakness has been remediated.
Other than the changes described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15, Commitments and Contingencies, to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

Item 1A.	Risk Factors
You should carefully consider the risks described below together with all of the other information included in this Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results, and the trading price of our common stock, could be materially harmed.

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
During 2012, we took steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that is expected to be concluded by the end of the second quarter of 2013. There can be no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
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
A majority of the revenue that we generate in our Mobile Entertainment business segment is dependent upon our relationship with a few customers, and any deterioration of these relationships could materially harm our business.
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
The trading price for our common stock has been volatile, ranging from $6.80 to $10.00 per share during the 52-week period ended March 31, 2013. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. On May 24, 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General, or Washington AG, relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. For details on this action and the related costs we incurred in 2012, see Note 16, Commitments and Contingencies, in our 2012 10-K. While we have resolved this matter, we cannot provide assurances that the Washington AG or other governmental agencies will not bring future claims regarding our marketing or other consumer practices.

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
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. In July 2012, Rob Glaser, our founder, Chairman and initial chief executive officer, was appointed as interim chief executive officer, having stepped down as chief executive officer in 2010. A search committee has been formed in connection with the chief executive officer position. We cannot provide assurance that we will effectively manage this or any other executive-level transition, which may impact our ability to retain our remaining key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
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
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we are vigorously defending ourselves against these claims, the outcome of this lawsuit remains uncertain and could ultimately result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. We are also investigating or litigating other pending claims, some of which are described in Note 15, Commitments and Contingencies, in this 10-Q. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change our business practices. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2013.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini

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