Form 10-Q
period 2013-06-30
REALNETWORKS INC
filed 2013-08-08
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2013 was 35,666,571.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$129,210	$163,198
Short-term investments	107,536	108,216
Trade accounts receivable, net of allowances	25,700	30,754
Deferred costs, current portion	485	825
Deferred tax assets, current	3,845	2,869
Prepaid expenses and other current assets	9,452	17,002
Total current assets	276,228	322,864
Equipment, software, and leasehold improvements, at cost:
Equipment and software	94,231	98,041
Leasehold improvements	22,740	22,767
Total equipment, software, and leasehold improvements, at cost	116,971	120,808
Less accumulated depreciation and amortization	92,342	91,492
Net equipment, software, and leasehold improvements	24,629	29,316
Restricted cash equivalents and investments	10,000	10,000
Equity method investment	15,344	19,204
Available for sale securities	36,156	34,334
Other assets	3,262	3,153
Deferred costs, non-current portion	1,300	531
Deferred tax assets, net, non-current portion	1,534	4,911
Other intangible assets, net	9,783	3,275
Goodwill	15,984	6,309
Total assets	$394,220	$433,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,600	$19,013
Accrued and other current liabilities	47,972	57,530
Deferred revenue, current portion	7,987	8,675
Total current liabilities	74,559	85,218
Deferred revenue, non-current portion	191	169
Deferred rent	441	2,250
Deferred tax liabilities, net, non-current portion	3,194	432
Other long-term liabilities	492	3,100
Total liabilities	78,877	91,169
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,658 shares in 2013 and 35,324 shares in 2012	36	35
Additional paid-in capital	607,140	603,770
Accumulated other comprehensive loss	(27,151)	(26,540)
Retained deficit	(264,682)	(234,537)
Total shareholders’ equity	315,343	342,728
Total liabilities and shareholders’ equity	$394,220	$433,897
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue (A)	$49,850	$65,526	$106,643	$132,490
Cost of revenue (B)	19,519	25,962	40,025	53,389
Gross profit	30,331	39,564	66,618	79,101
Sale of patents and other technology assets, net of costs (See Note 1)	—	117,933	—	116,353
Operating expenses:
Research and development	14,993	16,028	30,244	33,846
Sales and marketing	19,269	22,694	40,403	46,490
General and administrative	8,691	13,068	18,637	26,344
Restructuring and other charges	816	1,539	2,198	3,148
Lease exit and related charges	3,066	—	3,066	—
Total operating expenses	46,835	53,329	94,548	109,828
Operating income (loss)	(16,504)	104,168	(27,930)	85,626
Other income (expenses):
Interest income, net	179	225	826	869
Gain (loss) on sale of equity and other investments, net	—	3,078	—	3,078
Equity in net loss of Rhapsody investment	(1,347)	(2,114)	(3,580)	(2,482)
Other income (expense), net	(137)	(49)	(28)	1,426
Total other income (expenses), net	(1,305)	1,140	(2,782)	2,891
Income (loss) before income taxes	(17,809)	105,308	(30,712)	88,517
Income tax expense (benefit)	662	24,311	(567)	24,535
Net income (loss)	$(18,471)	$80,997	$(30,145)	$63,982
Basic net income (loss) per share	$(0.52)	$2.33	$(0.85)	$1.85
Diluted net income (loss) per share	$(0.52)	$2.32	$(0.85)	$1.83
Shares used to compute basic net income (loss) per share	35,455	34,752	35,399	34,620
Shares used to compute diluted net income (loss) per share	35,455	34,900	35,399	34,914
Comprehensive income (loss):
Unrealized investment holding gains (losses)	$(1,622)	$(12,061)	$1,015	$(3,567)
Foreign currency translation adjustments, net of reclassification adjustments	(388)	(1,852)	(1,626)	(2,236)
Total other comprehensive income (loss)	(2,010)	(13,913)	(611)	(5,803)
Net income (loss)	(18,471)	80,997	(30,145)	63,982
Comprehensive income (loss)	$(20,481)	$67,084	$(30,756)	$58,179
(A) Components of net revenue:
License fees	$10,162	$14,224	$22,991	$29,180
Service revenue	39,688	51,302	83,652	103,310
	$49,850	$65,526	$106,643	$132,490
(B) Components of cost of revenue:
License fees	$2,161	$2,645	$4,315	$5,917
Service revenue	17,358	23,317	35,710	47,472
	$19,519	$25,962	$40,025	$53,389
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(30,145)	$63,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,874	8,162
Stock-based compensation	4,058	4,065
Equity in net loss of Rhapsody	3,580	2,482
Deferred income taxes, net	(1,668)	22,496
Gain on sale of patent and other technology assets, net of costs	—	(116,353)
Gain on sale of equity and other investments, net	—	(3,078)
Realized translation gain	(35)	(1,611)
Other	51	(79)
Net change in certain operating assets and liabilities:
Trade accounts receivable	5,355	2,691
Prepaid expenses and other assets	6,749	(1,144)
Accounts payable	(92)	4,013
Accrued and other liabilities	(10,612)	(3,067)
Net cash provided by (used in) operating activities	(12,885)	(17,441)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(3,181)	(4,989)
Proceeds from sale of patents and other technology assets, net of costs	—	116,353
Proceeds from sale of equity and other investments	—	4,165
Purchases of short-term investments	(70,647)	(18,637)
Proceeds from sales and maturities of short-term investments	71,327	13,970
Decrease (increase) in restricted cash equivalents and investments, net	—	(5)
Acquisitions of businesses, net of cash acquired	(16,107)	—
Net cash provided by (used in) investing activities	(18,608)	110,857
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	392	1,221
Tax payments from shares withheld upon vesting of restricted stock	(800)	(884)
Payment of contingent consideration	(828)	—
Net cash provided by (used in) financing activities	(1,236)	337
Effect of exchange rate changes on cash and cash equivalents	(1,259)	(546)
Net increase (decrease) in cash and cash equivalents	(33,988)	93,207
Cash and cash equivalents, beginning of period	163,198	106,333
Cash and cash equivalents, end of period	$129,210	$199,540
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$8,100	$149
Cash paid for income taxes	$2,147	$1,575
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$483	$1,189
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2013 and 2012
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue.
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of RealNetworks and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss), net of any applicable tax, were as follows (in thousands):

	June 30, 2013	December 31, 2012
Unrealized gains on investments, net of tax effects of $(129) and $(846) at June 30, 2013 and December 31, 2012, respectively	$27,700	$26,685
Foreign currency translation adjustments	(54,851)	(53,225)
Accumulated other comprehensive income (loss)	$(27,151)	$(26,540)
In the three months ended March 31, 2012 we liquidated the investment in certain of our foreign entities and recorded a net pre-tax gain of $1.6 million in Other income (expense), net, in the consolidated statement of operations upon the reclassification of the same amount of cumulative foreign exchange translation adjustment from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit. There were no reclassification adjustments or related tax effects related to foreign exchange translation amounts in the three months ended June 30, 2012.

There were no material reclassification adjustments or related tax effects related to foreign exchange translation amounts in the six months ended June 30, 2013.
In the three months ended June 30, 2012 we realized a pre-tax gain of $2.1 million in the consolidated statement of operations, within Gain (loss) on sale of equity and other investments, net, related to the sale of a portion of the equity shares we hold in LoEn Entertainment, Inc., with the same amounts reclassified from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit. There were no reclassification adjustments or related tax effects related to unrealized gains on investments in the three months ended March 31, 2012, or in the six months ended June 30, 2013.
For the three months ended June 30, 2013 we recorded income tax expense of $0.9 million and for the six months ended June 30, 2013 we recorded an income tax benefit of $0.7 million related to unrealized gains (losses) on investment securities, and recognized the corresponding amount as an increase or decrease to accumulated other comprehensive income.
2012 Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel). The entire $120.0 million of cash proceeds we received, net of certain direct costs incurred, was recorded as a gain on our statement of operations in the quarter ending June 30, 2012, since the patent assets and other technology had a net book value of zero. The gain recognized of $116.4 million in the six months ended June 30, 2012 was net of related direct costs for the sale transaction totaling $3.6 million incurred in the first and second quarters of 2012.
Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Note 3. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total stock-based compensation expense	$2,020	$1,722	$4,058	$4,065
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.52%	0.55%	0.55%	0.65%
Expected life (years)	5.4	3.8	4.3	3.8
Volatility	48%	58%	48%	58%

The total stock-based compensation amounts for 2013 and 2012 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. No stock-based compensation was capitalized as part of the cost of an asset as of June 30, 2013 or December 31, 2012. As of June 30, 2013, we had $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
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
As of June 30, 2013 we owned approximately 45% of the issued and outstanding stock of Rhapsody.
RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in 2013, and are discussed further in Footnote 18, Related Party Transactions.
We recorded our share of losses of Rhapsody of $1.3 million and $3.6 million for the quarter and six months ended June 30, 2013, respectively. Our share of losses of Rhapsody for the quarter and six months ended June 30, 2012 were $2.1 million and $2.5 million, respectively.
The carrying value of our Rhapsody investment was $15.3 million as of June 30, 2013.
Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$34,679	$37,809	$68,641	$72,979
Gross profit	8,767	9,879	16,612	19,491
Net loss	(4,375)	(4,537)	(9,191)	(5,607)
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of
	June 30, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,788	$2	$12,786	$—
Corporate notes and bonds	63,490	—	63,490	—
Short-term investments:
Corporate notes and bonds	73,135	—	73,135	—
U.S. government agency securities	34,401	34,276	125	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	36,156	36,156	—	—
Total	$229,970	$70,434	$159,536	$—

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,680	$—	$10,680	$—
Corporate notes and bonds	81,235	—	81,235	—
Short-term investments:
Corporate notes and bonds	65,502	—	65,502	—
U.S. government agency securities	42,714	42,113	601	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	34,334	34,334	—	—
Total	$244,465	$76,447	$168,018	$—
Our equity investments in publicly traded companies consist of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $8.6 million as of June 30, 2013 and $8.6 million at December 31, 2012.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2013 and 2012, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of June 30, 2013, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$52,932	$52,932
Money market mutual funds	12,788	12,788
Corporate notes and bonds	63,490	63,490
Total cash and cash equivalents	129,210	129,210
Short-term investments:
Corporate notes and bonds	73,143	73,135
U.S. government agency securities	34,390	34,401
Total short-term investments	107,533	107,536
Total cash, cash equivalents and short-term investments	$236,743	$236,746
Restricted cash equivalents and investments	$10,000	$10,000
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
Restricted cash equivalents and investments amounts as of June 30, 2013, and December 31, 2012 relate to cash and investments pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2013 and 2012 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2013 and December 31, 2012 were not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of June 30, 2013 (in thousands):

Estimated Fair Value
Within one year	$82,261
Between one year and five years	25,275
Total short-term investments	$107,536
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2012	$1,010	$653
Addition (reduction) to allowance	42	(10)
Amounts written off	(48)	(16)
Foreign currency translation	(17)	—
Balances, June 30, 2013	$987	$627
One customer accounted for 12% of trade accounts receivable and one other customer accounted for 11% of trade accounts receivable, as of June 30, 2013. No one customer accounted for more than 10% of trade accounts receivable as of December 31, 2012.
One customer accounted for approximately 13%, or $6.5 million, and 14% or $15.1 million, of consolidated revenue during the quarter and six months ended June 30, 2013, respectively. The revenue from this customer is reflected in our RealPlayer Group and Games segments. One customer accounted for approximately 11%, or $5.6 million, of consolidated revenue during the quarter ended June 30, 2013, in our Mobile Entertainment segment. No one customer accounted for more than 10% of consolidated revenue during the quarter and six months ended June 30, 2012.
Note 8. Other Intangible Assets
Other intangible assets (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$30,441	$27,775	$2,666
Developed technology	25,876	23,439	2,437
Patents, trademarks and tradenames	7,869	3,369	4,500
Service contracts and other	5,500	5,320	180
Total other intangible assets, June 30, 2013	$69,686	$59,903	$9,783

In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible and intangible assets and liabilities recognized are reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million is related to tradenames and trademarks determined to have indefinite useful lives and will be evaluated annually in our fourth quarter for impairment, or more frequently, if circumstances indicate an impairment may exist. The remaining $3.5 million includes developed game technology and existing customer relationships with finite lives, and will be amortized over their useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.8 million was recorded, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes. For the six months ended June 30, 2013, the amount of revenue and income (loss) before income taxes from this acquired business was not significant.
Note 9. Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2012	$6,309
Increases due to current year acquisitions	10,026
Effects of foreign currency translation	(351)
Balance, June 30, 2013	$15,984

Goodwill by segment (in thousands):

June 30, 2013
RealPlayer Group	$580
Mobile Entertainment	688
Games	14,716
Total goodwill	$15,984

See Note 8, Other Intangible Assets for details on our acquisition of Slingo, a social casino games business, in the quarter ended June 30, 2013.
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2013	December 31, 2012
Royalties and other fulfillment costs	$17,697	$19,435
Employee compensation, commissions and benefits	10,379	13,368
Sales, VAT and other taxes payable	8,353	10,959
Deferred tax liabilities—current	432	3,894
Accrued lease exit and related charges	4,209	2,463
Other	6,902	7,411
Total accrued and other current liabilities	$47,972	$57,530
Note 11. Restructuring Charges

Restructuring and other charges in 2013 and 2012 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide. This action has been concluded as of the end of the second quarter of 2013. For the quarter and six months ended June 30, 2013 we recorded $0.8 million and $2.2 million, respectively, of restructuring charges for employee separation costs related to this action and for other actions taken in 2013.
Details of restructuring charges for the six months ended June 30, 2013 and 2012 are in the table below. The amount accrued at June 30, 2013 for employee separation includes costs for those employees who were separated in the quarter ended June 30, 2013 and are expected to be paid out in the quarter ended September 30, 2013. The amount accrued for contract assignment is expected to be paid out by the end of 2013.
For details on costs associated with the termination of our Seattle headquarters lease see Note 12, Lease exit and related charges.
Restructuring charges by type of cost (in thousands):

	Employee Separation Costs	Asset Disposal Expense and Other	Total
Costs incurred and charged to expense for the six months ended June 30, 2013	$1,818	380	$2,198
Costs incurred and charged to expense for the six months ended June 30, 2012	$3,148	—	$3,148

Changes to the accrued restructuring cost liability (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2012	$731	$1,700	$2,431
Costs incurred and charged to expense for the six months ended June 30, 2013	1,818	—	1,818
Cash payments	(2,348)	—	(2,348)
Accrued liability as of June 30, 2013	$201	$1,700	$1,901

Note 12. Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, primarily in our corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
In the second quarter of 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our current headquarters office lease that provides for an early termination of such lease.
The new Seattle building lease is for an initial term of 11 years and is estimated to commence on August 15, 2013. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent.
The amendment to our current headquarters office lease provides for an early termination of such lease effective in three stages, with the termination of a majority of the premises taking place on August 31, 2013, and the final stage being complete by December 31, 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014. In connection with the early termination of the lease, we will pay the landlord termination fees totaling approximately $6.6 million in 2013. In the second quarter of 2013, we paid the landlord $3.2 million in termination fees.
Changes to accrued lease exit and related charges (in thousands):

Accrued loss December 31, 2012	$4,213
Additions and adjustments to the lease exit charges accrual, including sublease income estimate revision	1,275
Less amounts paid, net of sublease amounts	(1,279)
Accrued loss June 30, 2013 (included in Accrued and other current liabilities)	$4,209
Note 13. Income Taxes
As of June 30, 2013, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.
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
Note 14. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders	$(18,471)	$80,997	$(30,145)	$63,982
Weighted average common shares outstanding used to compute basic EPS	35,455	34,752	35,399	34,620
Dilutive effect of stock based awards	—	148	—	294
Weighted average common shares outstanding used to compute diluted EPS	35,455	34,900	35,399	34,914
Basic EPS	$(0.52)	$2.33	$(0.85)	$1.85
Diluted EPS	$(0.52)	$2.32	$(0.85)	$1.83
During the quarter and six months ended June 30, 2013, respectively, 4.3 million and 4.3 million of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and six months ended June 30, 2012, respectively, 5.7 million and 5.8 million of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
Note 15. Commitments and Contingencies
Commitments. See Note 12, Lease exit and related charges, for details on office lease commitments.
Litigation. On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York. VoiceAge asserts that we have breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology and is seeking a material amount of damages. We have removed the proceedings to New York federal court. Discovery commenced on January 4, 2013 and closed on May 15, 2013. In June 2013, VoiceAge submitted a motion for summary judgment; the Supreme Court of the State of New York denied the motion for summary judgment on August 5, 2013. We dispute VoiceAge's allegations and the magnitude of the claimed damages, and, because we are in the early stages of this litigation and due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.

On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits allege that T-Mobile and MetroPCS, respectively, infringe Callertone's patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we dispute the plaintiff's allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. A claims construction hearing is scheduled for September 6, 2013. Because we are in the early stages of this litigation and due to the uncertainties inherent in these matters, we are unable to estimate the range of possible loss that could result from this litigation.
On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claims construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery resumed. On September 28, 2011, the District Court held a claims construction hearing, and on May 10, 2012, the District Court issued a non-infringement judgment that was favorable to us and the other defendants. On December 4, 2012, Greenville appealed the claims construction order and the judgment, and the defendants filed a reply brief on January 28, 2013. On May 17, 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the District Court. Greenville has filed a petition for re-hearing with the U.S. Court of Appeals. Due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.
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
In addition, we now also allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment. All restructuring and lease exit and related charges are included in the corporate segment. In 2012, the sale of patent and other technology assets, net of costs, was included in the corporate segment. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.
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
Segment results for the quarters and six months ended June 30, 2013 and 2012 (in thousands):
RealPlayer Group

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$18,383	$22,158	$40,766	$44,239
Cost of revenue	4,409	4,727	9,720	9,291
Gross profit	13,974	17,431	31,046	34,948
Operating expenses	14,001	12,792	30,207	28,767
Operating income (loss)	$(27)	$4,639	$839	$6,181

Mobile Entertainment

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$18,592	$26,005	$39,087	$51,780
Cost of revenue	11,170	14,875	22,002	30,353
Gross profit	7,422	11,130	17,085	21,427
Operating expenses	8,412	13,851	17,523	28,655
Operating income (loss)	$(990)	$(2,721)	$(438)	$(7,228)

Games

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$12,875	$17,363	$26,790	$36,471
Cost of revenue	3,381	5,630	7,181	12,343
Gross profit	9,494	11,733	19,609	24,128
Operating expenses	11,755	13,801	23,607	27,939
Operating income (loss)	$(2,261)	$(2,068)	$(3,998)	$(3,811)

Corporate

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$559	$730	$1,122	$1,402
Sale of patents and other technology assets, net of costs	—	117,933	—	116,353
Operating expenses	12,667	12,885	23,211	24,467
Operating income (loss)	$(13,226)	$104,318	$(24,333)	$90,484
Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$21,463	$28,614	$49,486	$60,428
Europe	9,272	14,339	20,528	30,551
Rest of the world	19,115	22,573	36,629	41,511
Total net revenue	$49,850	$65,526	$106,643	$132,490
Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region (in thousands):

	June 30, 2013	December 31, 2012
United States	$42,264	$27,915
Europe	1,921	2,350
Rest of the world	6,211	8,635
Total long-lived assets	$50,396	$38,900

Note 18. Related Party Transactions
Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services. These support services are expected to be completed in 2013. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and six months ended June 30, 2013, we charged Rhapsody $0.3 million and $0.4 million, respectively, for the support services. During the quarter and six months ended June 30, 2012, we charged Rhapsody $0.2 million and $0.5 million, respectively, for the support services.
Transactions with LoEn Entertainment, Inc. In 2008 RealNetworks acquired at market prices common shares of LoEn Entertainment, Inc., whose shares are traded on the Korean Securities Dealers Automated Quotations. We currently own approximately 9% of the outstanding shares of LoEn. Our investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive income/loss. During the quarter and six months ended June 30, 2013, we recorded revenue from LoEn of $5.6 million and $10.5 million, respectively. During the quarter and six months ended June 30, 2012, we recorded revenue from LoEn of $4.1 million and $8.0 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music on demand, video on demand, and inter carrier messaging services. Associated with these transactions, we also recorded accounts receivable of $2.2 million as of June 30, 2013. Accounts payable and cost of revenue associated with LoEn as of and for the periods ended June 30, 2013 and 2012 were nominal.

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

•	the expected benefits and other consequences of our growth plans, strategic initiatives, and restructurings;

•	our expected introduction of new and enhanced products, services and technologies across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.
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

In the quarter and six months ended June 30, 2013, our consolidated revenue declined by $15.7 million and $25.8 million, respectively, compared to the same periods in 2012. The decline for the quarter was due to a decline of $7.4 million in Mobile Entertainment revenue, a decline of $4.5 million in Games revenue, and a $3.8 million decline in RealPlayer Group revenue. For the year to date period the decline was primarily due to a decline of $12.7 million in Mobile Entertainment revenue and a decline of $9.7 million in Games revenue.

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
We are continuing to invest in each of our businesses. For example, in the quarter ended June 30, 2013, we acquired Slingo, a social casino games company based in the U.S., for total cash consideration of $15.6 million. This acquisition is intended to enhance our footprint in the social casino games arena. Associated with this will be incremental costs for investment in new products over the next year, which will directly impact our operating income (loss) before taxes.

We continue to focus on aligning our operating expenses with our revenue profile. The actions we initiated in the third quarter of 2012 to eliminate approximately 160 positions worldwide contributed significantly to the $6.5 million and $15.3 million decline in our total operating expenses for the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In addition, on May 2, 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently negotiated an early termination to our current headquarters office lease. This action will meaningfully reduce our future annual facilities cost.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Total revenue	$49,850	$65,526	$(15,676)	(24)%	$106,643	$132,490	$(25,847)	(20)%
Cost of revenue	19,519	25,962	(6,443)	(25)%	40,025	53,389	(13,364)	(25)%
Gross profit	30,331	39,564	(9,233)	(23)%	66,618	79,101	(12,483)	(16)%
Gross margin	61%	60%			62%	60%
Sale of patent assets and other technology assets, net of costs	—	117,933	(117,933)	(100)%	—	116,353	(116,353)	(100)%
Operating expenses	46,835	53,329	(6,494)	(12)%	94,548	109,828	(15,280)	(14)%
Operating income (loss)	$(16,504)	$104,168	$(120,672)	(116)%	$(27,930)	$85,626	$(113,556)	(133)%
In the second quarter of 2013, our total consolidated revenue declined by $15.7 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $7.4 million in our Mobile Entertainment segment, a decline of $4.5 million in our Games segment, and a $3.8 million decline in RealPlayer Group revenue, due to the factors described above. Gross margin increased to 61% from 60% for the year earlier quarter as a result of a higher proportion of lower margin revenue in the prior year, in addition to lower personnel and related costs in the second quarter of 2013 that resulted from our ongoing expense alignment efforts. Operating expenses decreased by $6.5 million in the quarter ended June 30, 2013, compared with the prior year primarily due to reductions in personnel and related costs that resulted from our ongoing expense alignment efforts. Excluding restructuring and lease exit and related charges, operating expenses decreased by $8.8 million in the quarter ended June 30, 2013, compared to the same period of the prior year.
For the six months ended June 30, 2013, our total consolidated revenue declined by $25.8 million, compared with the year-earlier period. The reduction in revenue primarily resulted from a decline of $12.7 million in our Mobile Entertainment segment and a decline of $9.7 million in our Games segment, due to the factors described above. Gross margin increased to 62% from 60% for the year earlier quarter as a result of a higher proportion of lower margin revenue in the prior year, in addition to lower personnel and related costs in the first half of 2013 that resulted from our ongoing expense alignment efforts. Operating expenses decreased by $15.3 million in the six months ended June 30, 2013, compared with the prior year primarily due to reductions in personnel and related costs that resulted from our ongoing expense alignment efforts. Excluding restructuring and lease exit and related charges, operating expenses decreased by $17.4 million in the six months ended June 30, 2013, compared to the same period of the prior year.
The 2012 gain from the sale of patents and other technology assets to Intel is net of certain direct expenses incurred for the sale transaction.
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
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$18,383	$22,158	$(3,775)	(17)%	$40,766	$44,239	$(3,473)	(8)%
Cost of revenue	4,409	4,727	(318)	(7)%	9,720	9,291	429	5%
Gross profit	13,974	17,431	(3,457)	(20)%	31,046	34,948	(3,902)	(11)%
Gross margin	76%	79%			76%	79%
Operating expenses	14,001	12,792	1,209	9%	30,207	28,767	1,440	5%
Operating income (loss)	$(27)	$4,639	$(4,666)	(101)%	$839	$6,181	$(5,342)	(86)%

Total RealPlayer Group revenue decreased by $3.8 million in the quarter ended June 30, 2013, compared with the year-earlier period. This decrease was primarily a result of lower subscriptions revenue of $2.6 million due to fewer subscribers, primarily attributable to our SuperPass product. Further contributing to the decrease was lower revenues of $1.3 million in sales of intellectual property licenses.
Total RealPlayer Group revenue decreased by $3.5 million for the six months ended June 30, 2013, compared with the year-earlier period. This decrease was primarily a result of lower subscriptions revenue of $5.3 million due to subscriber attrition, primarily attributable to our SuperPass product. Partially offsetting this decrease was an increase in revenue of $3.1 million from distribution of third party software.
Gross margin during the quarter and six months ended June 30, 2013 declined by 3%, due primarily to a change in our estimates of accrued royalties, which resulted in an increase in partner royalties expense as a percentage of revenue during the quarter and six months ended June 30, 2013.
Operating expenses increased by $1.2 million and $1.4 million for the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier periods. Personnel and related costs increased $1.8 million and $2.8 million during the quarter and six months ended June 30, 2013, respectively, due to investment in new product development. Further contributing to the increase during the six months ended was an increase in marketing spend of $0.8 million. Partially offsetting the increases for the six months ended June 30, 2013 was a decrease of $2.4 million, resulting from estimated amounts recorded during the quarter ended March 31, 2012 associated with the then-pending investigation by the Washington State Attorney General's office. As disclosed in the 2012 10-K, this matter was resolved in the third quarter of 2012 in an amount totaling $1.3 million.
Mobile Entertainment
The Mobile Entertainment segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, intercarrier messages, music on demand and video on demand; professional services and systems integration services to mobile carriers and mobile handset companies; and Helix software.
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$18,592	$26,005	$(7,413)	(29)%	$39,087	$51,780	$(12,693)	(25)%
Cost of revenue	11,170	14,875	(3,705)	(25)%	22,002	30,353	(8,351)	(28)%
Gross profit	7,422	11,130	(3,708)	(33)%	17,085	21,427	(4,342)	(20)%
Gross margin	40%	43%			44%	41%
Operating expenses	8,412	13,851	(5,439)	(39)%	17,523	28,655	(11,132)	(39)%
Operating income (loss)	$(990)	$(2,721)	$1,731	64%	$(438)	$(7,228)	$6,790	94%

Total Mobile Entertainment revenue decreased by $7.4 million and $12.7 million in the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier periods. The declines during the quarter and six months ended June 30, 2013 were primarily due to reduced revenue from our SaaS offerings of $6.3 million and $11.1 million, respectively. The decline in SaaS revenue was due to $4.5 million and $6.4 million of lost revenue upon the termination of certain SaaS contracts over the last four quarters, and to $2.7 million and $6.1 million lower revenue due to fewer subscribers on existing contracts, and pricing pressures from carriers across our tones business, intercarrier messaging, and other carrier services, during the quarter and six months ended June 30, 2013, respectively.
Cost of revenue decreased by $3.7 million and $8.4 million during the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier periods. Costs related to our SaaS offerings decreased by $3.5 million and $8.0 million during the quarter and six months ended, respectively, due to the lower revenues and to lower personnel and related costs that resulted from our ongoing expense alignment efforts.
Operating expenses declined by $5.4 million and $11.1 million for the quarter and six months ended June 30, 2013, compared with the year-earlier periods, primarily due to reductions in personnel and related costs of $4.9 million and $9.9 million during the quarter and six months ended, respectively, that resulted from our ongoing expense alignment efforts.
Games
The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.
Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$12,875	$17,363	$(4,488)	(26)%	$26,790	$36,471	$(9,681)	(27)%
Cost of revenue	3,381	5,630	(2,249)	(40)%	7,181	12,343	(5,162)	(42)%
Gross profit	9,494	11,733	(2,239)	(19)%	19,609	24,128	(4,519)	(19)%
Gross margin	74%	68%			73%	66%
Operating expenses	11,755	13,801	(2,046)	(15)%	23,607	27,939	(4,332)	(16)%
Operating income (loss)	$(2,261)	$(2,068)	$(193)	(9)%	$(3,998)	$(3,811)	$(187)	(5)%
Total Games revenue decreased by $4.5 million in the quarter ended June 30, 2013, compared with the year-earlier period. Lower revenue from license sales, our subscription products, and advertising contributed $2.2 million, $1.6 million, and $1.2 million respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $0.6 million in games revenue as a result of the acquisition of Slingo, a social casino games company, during the quarter.
Total Games revenue decreased by $9.7 million during the six months ended June 30, 2013, compared with the year-earlier period. Lower revenue from license sales, subscription products, and advertising contributed $4.5 million, $3.4 million, and $1.7 million, respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $0.6 million in games revenue as a result of the acquisition of Slingo during the quarter.
Cost of revenue decreased by $2.2 million and $5.2 million during the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier periods. The decreases were due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margins increased during the quarter and six months ended

June 30, 2013 due to lower margin projects that occurred in the year-earlier period, in addition to intangible assets that were fully amortized in 2012, resulting in lower expense in 2013.
Operating expenses declined by $2.0 million and $4.3 million during the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier period. During the quarter-ended June 30, 2013, the decrease was mainly due to reductions in marketing expense of $0.9 million, in addition to reductions in personnel and related costs of $1.1 million, resulting from our ongoing expense alignment efforts. Partially offsetting these declines was an increase in total operating expense of $0.8 million as a result of the acquisition of Slingo during the quarter. During the six months ended June 30, 2013, the decrease was primarily due to reductions in personnel and related costs of $2.8 million, and reductions in marketing expense of $1.9 million. Partially offsetting these declines was an increase in total operating expense of $0.8 million as a result of the acquisition of Slingo during the quarter.
In the quarter ended June 30, 2013, we acquired Slingo, a social casino games company based in the U.S., for total cash consideration of $15.6 million. This acquisition is intended to enhance our footprint in the social casino games arena. Associated with this will be incremental costs for investment in new products over the next year, which will directly impact our operating income (loss) before taxes.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment. All restructuring and lease exit and related charges are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue	$559	$730	$(171)	(23)%	$1,122	$1,402	$(280)	(20)%
Sale of patent and other technology assets, net of costs	—	117,933	(117,933)	(100)%	—	116,353	(116,353)	(100)%
Operating expenses	12,667	12,885	(218)	(2)%	23,211	24,467	(1,256)	(5)%
Operating income (loss)	$(13,226)	$104,318	$(117,544)	(113)%	$(24,333)	$90,484	$(114,817)	(127)%
The 2012 gain from the sale of patents and other technology assets to Intel Corporation of $117.9 million reflects the cash proceeds of $120.0 million less $2.1 million of direct transaction expenses incurred in the second quarter. We incurred $1.6 million of direct transaction expenses in the first quarter of 2012, resulting in a gain of $116.4 million for the six months ended June 30, 2012.
Operating expenses declined by $0.2 million and $1.3 million during the quarter and six months ended June 30, 2013, respectively, compared with the year-earlier periods. The decreases during the quarter and six months ended were primarily due to reductions in personnel and related costs of $2.9 million and $3.5 million, respectively, resulting from our ongoing expense alignment efforts, in addition to reduced restructuring charges of $0.7 million and $0.9 million, respectively, primarily related to severance. Partially offsetting these decreases were net lease exit and related charges of $3.1 million in the second quarter of 2013 due to termination fees on our current headquarters office lease. See further discussion on this in Note 12, Lease Exit and Related Charges.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$14,993	$16,028	$(1,035)	(6)%	$30,244	$33,846	$(3,602)	(11)%
Sales and marketing	19,269	22,694	(3,425)	(15)%	40,403	46,490	(6,087)	(13)%
General and administrative	8,691	13,068	(4,377)	(33)%	18,637	26,344	(7,707)	(29)%
Restructuring and other charges	816	1,539	(723)	(47)%	2,198	3,148	(950)	(30)%
Lease exit and related charges	3,066	—	3,066	100%	3,066	—	3,066	100%
Total consolidated operating expenses	$46,835	$53,329	$(6,494)	(12)%	$94,548	$109,828	$(15,280)	(14)%
Research and development expenses decreased by $1.0 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $0.9 million resulting from our ongoing expense alignment efforts.
Research and development expenses decreased by $3.6 million in the six months ended June 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $3.8 million resulting from our ongoing expense alignment efforts.
Sales and marketing expenses decreased by $3.4 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $2.1 million resulting from our ongoing expense alignment efforts, and to lower marketing expense of $1.6 million.
Sales and marketing expenses decreased by $6.1 million in the six months ended June 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $4.9 million resulting from our ongoing expense alignment efforts.
General and administrative expenses decreased by $4.4 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decrease was primarily due to a decrease in personnel and related costs of $3.2 million.
General and administrative expenses decreased by $7.7 million in the six months ended June 30, 2013, compared with the year-earlier period. Contributing to the decrease for the quarter was a decrease in personnel and related costs of $4.3 million. The decrease was also due in part to the first quarter of 2012 expense accrual of $2.4 million for estimated amounts associated with the then-pending investigation by the Washington State Attorney General's office. As disclosed in the 2012 10-K, this matter was resolved in the third quarter of 2012 at an amount totaling $1.3 million.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense alignment efforts. The restructuring expense amounts in both years primarily relate to severance costs due to workforce reductions. Lease exit and related charges include a lease exit charge of $3.2 million in the second quarter of 2013 due to termination fees on our current headquarters office lease. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income, net	$179	$225	$(46)	(20)%	$826	$869	$(43)	(5)%
Gain (loss) on sale of equity investments, net	—	3,078	(3,078)	(100)%	—	3,078	(3,078)	(100)%
Equity in net loss of Rhapsody	(1,347)	(2,114)	767	36%	(3,580)	(2,482)	(1,098)	(44)%
Other income (expense), net	(137)	(49)	(88)	(180)%	(28)	1,426	(1,454)	(102)%
Total other income (expense), net	$(1,305)	$1,140	$(2,445)	(214)%	$(2,782)	$2,891	$(5,673)	(196)%

The decrease in Other income (expense), net, of $2.4 million for the quarter ended June 30, 2013 was primarily due to the gain on sale of certain equity and other investments of $3.1 million in the prior year.
The decrease in Other income (expense), net, of $5.7 million for the six months ended June 30, 2013 was primarily due to the gain on sale of certain equity and other investments of $3.1 million in the prior year and to a non-cash gain in the first quarter of 2012, due to the release of a $1.6 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidation of an investment in our of our foreign entities.
We account for our investment in Rhapsody under the equity method of accounting for investments. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended June 30, 2013 and 2012, we recognized income tax expense of $0.7 million and $24.3 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2013 and 2012, we recognized an income tax benefit of $0.6 million and income tax expense of $24.5 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter and six months ended June 30, 2013, was largely the result of the gain on sale of patents and other assets to Intel Corporation recognized in the quarter ending June 30, 2012 and changes in our jurisdictional income mix.
As of June 30, 2013, there have been no material changes to RealNetworks’ uncertain tax positions as provided in Note 14 of the 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is recognized due to income in our foreign jurisdictions as we have not benefitted from the losses in the U.S in the second quarter of 2013.We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended June 30, 2013, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2013 was minimal.
As of June 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S. in the future, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
United States	$21,463	$28,614	$(7,151)	(25)%	$49,486	$60,428	$(10,942)	(18)%
Europe	9,272	14,339	(5,067)	(35)%	20,528	30,551	(10,023)	(33)%
Rest of world	19,115	22,573	(3,458)	(15)%	36,629	41,511	(4,882)	(12)%
Total net revenue	$49,850	$65,526	$(15,676)	(24)%	$106,643	$132,490	$(25,847)	(20)%

Revenue in the United States declined by $7.2 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $3.9 million, lower sales of subscriptions products of $2.3 million, and lower sales of intellectual property licenses of $0.8 million.
Revenue in the United States declined by $10.9 million in the six months ended June 30, 2013, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $6.9 million, in addition to lower sales of subscriptions products of $4.9 million.
Revenue in Europe declined by $5.1 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $2.5 million, lower music on demand revenue of $1.3 million due to terminated contracts, and lower revenue from our RealPlayer Group of $1.2 million.
Revenue in Europe declined by $10.0 million in the six months ended June 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $4.9 million and lower revenue from our RealPlayer Group of $3.1 million.
Revenue in the rest of world decreased by $3.5 million in the quarter ended June 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $1.2 million, and lower revenue from our RealPlayer Group of $0.9 million.
Revenue in the rest of world decreased by $4.9 million in the six months ended June 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS services of $2.3 million, lower subscriptions revenue from our RealPlayer Group of $1.1 million, and lower revenue from our Games business of $1.0 million.
New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2013	December 31, 2012
Working capital	$201,669	$237,646
Cash, cash equivalents, and short-term investments	236,746	271,414
Restricted cash equivalents and investments	10,000	10,000
The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in) operating activities	$(12,885)	$(17,441)
Cash provided by (used in) investing activities	(18,608)	110,857
Cash provided by (used in) financing activities	(1,236)	337
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, the gain on sale of certain patents and other technology assets to Intel Corporation, and the effect of changes in certain operating assets and liabilities.
The lower amount of cash used in operating activities for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to our ongoing expense alignment efforts.
For the six months ended June 30, 2013, cash used by investing activities of $18.6 million was primarily due to amounts paid for business acquisitions, net of cash acquired, totaling $16.1 million, in addition to purchases of equipment, software and leasehold improvements of $3.2 million.

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
Financing activities for the six months ended June 30, 2013 used cash totaling $1.2 million primarily from the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
Financing activities for the six months ended June 30, 2012 provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially by tax payments from shares withheld upon the vesting of employee restricted stock.
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
On May 2, 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our current headquarters office lease that provides for the early termination of such lease.
The new Seattle building lease is for an initial term of 11 years and is expected to commence on August 15, 2013. We will pay approximately $3.5 million in annual rent, which includes our pro rata share of certain property operating expenses. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent. The amendment to our current headquarters office lease provides for an early termination of such lease effective in three stages, with the termination of a majority of the premises taking place on August 31, 2013. In connection with the early termination of the lease, we will pay the landlord termination payments totaling approximately $6.6 million in 2013, of which $3.2 million was paid during the quarter ended June 30, 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014.
As a result of our entry into the new lease and the termination of our old lease, we expect to save approximately $7 million in annual facilities costs.
In our 10-K we disclosed that we had future contractual obligations, nearly all of which related to office leases, that totaled $26.3 million at December 31, 2012. As a result of the leasing transactions described above we estimate that our future contractual obligations now total approximately $56 million.
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
As of June 30, 2013, approximately $42.3 million of the $236.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of June 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S. in the future, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating lease exit and related charges;

•	Valuation of equity method investments;

•	Valuation of long-lived assets;

•	Valuation of goodwill;

•	Stock-based compensation; and

•	Accounting for income taxes.
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
We recognize revenue on a gross or net basis. In most arrangements, we contract directly with end user customers, and are the primary obligor. In such arrangements, we recognize revenue on a gross basis. In some cases, we utilize third-party distributors who are the primary obligor to sell products or services directly to end user customers. In such instances, we recognize revenue on a net basis.
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
Estimating Allowances for Doubtful Accounts and Sales Returns. We make estimates of the uncollectible portion of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates are made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue and bad debt expense for any period if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.

Lease exit and related charges. Included in Lease exit and related charges are estimates we make in determining the appropriate amount of accrued loss on excess office facilities. If actual results differ from our estimates, this expense could be significantly different from that recorded, which could have a material impact on our operating results.
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

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date based on the award’s fair value and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair value of stock-based option awards. The fair value of restricted stock awards is based on the closing market price of our common stock on the award date. For performance-based stock awards, expense is recognized when it is probable the performance goal will be achieved. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
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
As of June 30, 2013, $42.3 million of the $236.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of June 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2013. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2013, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of June 30, 2013, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of June 30, 2013 would not result in more than a nominal amount of unrealized gain or loss.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Within the past year, we have developed a growth plan that involves the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives and restructuring efforts, and our failure to do so would have a material adverse impact on our business and financial results.
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
Our products and services have historically been provided through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past few years. There are many challenges involved in developing and marketing products and services for users of smartphones and tablets. There is no guarantee that we will be able to create and effectively monetize popular and successful products for smartphones and tablets.
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

During 2012, we took steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was concluded as of the end of the second quarter of 2013. There can be no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
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
The trading price for our common stock has been volatile, ranging from $6.80 to $8.78 per share during the 52-week period ended June 30, 2013. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, lease exit and related charges, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell through the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In addition, we may receive complaints or inquiries directly from governmental agencies that have not been prompted by consumers. On May 24, 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General, or Washington AG, relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. For details on this action and the related costs we incurred in 2012, see Note 16, Commitments and Contingencies, in our 10-K. While we have resolved this matter, we cannot provide assurances that the Washington AG or other governmental agencies will not bring future claims regarding our marketing, or consumer services or other practices.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2013.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment dated May 2, 2013, to Lease originally dated January 21, 1998, between SRI-WR Elliott Avenue LLC, as landlord, and RealNetworks, Inc., as tenant

10.2	Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant

10.3*	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham

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