Form 10-Q
period 2013-09-30
REALNETWORKS INC
filed 2013-11-07
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-23137

RealNetworks, Inc.
(Exact name of registrant as specified in its charter)
Washington	91-1628146
(State of incorporation)	(I.R.S. Employer Identification Number)

1501 First Avenue South, Suite 600 Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2013 was 35,733,174.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$134,879	$163,198
Short-term investments	83,527	108,216
Trade accounts receivable, net of allowances	26,494	30,754
Deferred costs, current portion	1,622	825
Deferred tax assets, current	3,942	2,869
Prepaid expenses and other current assets	12,152	17,002
Total current assets	262,616	322,864
Equipment, software, and leasehold improvements, at cost:
Equipment and software	94,054	98,041
Leasehold improvements	3,516	22,767
Total equipment, software, and leasehold improvements, at cost	97,570	120,808
Less accumulated depreciation and amortization	73,105	91,492
Net equipment, software, and leasehold improvements	24,465	29,316
Restricted cash equivalents and investments	5,000	10,000
Equity method investment	12,656	19,204
Available for sale securities	34,485	34,334
Other assets	2,844	3,153
Deferred costs, non-current portion	1,032	531
Deferred tax assets, net, non-current portion	1,576	4,911
Other intangible assets, net	14,051	3,275
Goodwill	17,518	6,309
Total assets	$376,243	$433,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,562	$19,013
Accrued and other current liabilities	58,024	57,530
Deferred revenue, current portion	7,604	8,675
Total current liabilities	86,190	85,218
Deferred revenue, non-current portion	167	169
Deferred rent	613	2,250
Deferred tax liabilities, net, non-current portion	3,166	432
Other long-term liabilities	492	3,100
Total liabilities	90,628	91,169
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,679 shares in 2013 and 35,324 shares in 2012	36	35
Additional paid-in capital	608,595	603,770
Accumulated other comprehensive loss	(26,959)	(26,540)
Retained deficit	(296,057)	(234,537)
Total shareholders’ equity	285,615	342,728
Total liabilities and shareholders’ equity	$376,243	$433,897
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue (A)	$48,958	$59,088	$155,601	$191,578
Cost of revenue (B)	18,990	25,244	59,015	78,633
Gross profit	29,968	33,844	96,586	112,945
Sale of patents and other technology assets, net of costs (See Note 1)	—	—	—	116,353
Operating expenses:
Research and development	15,707	15,321	45,951	49,167
Sales and marketing	19,427	21,972	59,830	68,462
General and administrative	9,869	8,759	28,506	35,103
Restructuring and other charges	1,877	10,724	4,075	13,872
Lease exit and related charges	—	243	3,066	243
Loss on litigation settlements	11,525	—	11,525	—
Total operating expenses	58,405	57,019	152,953	166,847
Operating income (loss)	(28,437)	(23,175)	(56,367)	62,451
Other income (expenses):
Interest income, net	166	164	992	1,033
Gain (loss) on sale of equity and other investments, net	—	2,210	—	5,288
Equity in net loss of Rhapsody investment	(2,629)	(1,613)	(6,209)	(4,095)
Other income (expense), net	(118)	248	(146)	1,674
Total other income (expenses), net	(2,581)	1,009	(5,363)	3,900
Income (loss) before income taxes	(31,018)	(22,166)	(61,730)	66,351
Income tax expense (benefit)	357	48	(210)	24,583
Net income (loss)	$(31,375)	$(22,214)	$(61,520)	$41,768
Basic net income (loss) per share	$(0.88)	$(0.63)	$(1.73)	$1.20
Diluted net income (loss) per share	$(0.88)	$(0.63)	$(1.73)	$1.19
Shares used to compute basic net income (loss) per share	35,670	34,998	35,490	34,747
Shares used to compute diluted net income (loss) per share	35,670	34,998	35,490	35,000
Comprehensive income (loss):
Unrealized investment holding gains (losses)	$(1,043)	$5,407	$(28)	$1,840
Foreign currency translation adjustments, net of reclassification adjustments	1,235	506	(391)	(1,730)
Total other comprehensive income (loss)	192	5,913	(419)	110
Net income (loss)	(31,375)	(22,214)	(61,520)	41,768
Comprehensive income (loss)	$(31,183)	$(16,301)	$(61,939)	$41,878
(A) Components of net revenue:
License fees	$10,503	$11,957	$33,494	$41,137
Service revenue	38,455	47,131	122,107	150,441
	$48,958	$59,088	$155,601	$191,578
(B) Components of cost of revenue:
License fees	$2,062	$3,226	$6,377	$9,143
Service revenue	16,928	22,018	52,638	69,490
	$18,990	$25,244	$59,015	$78,633
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(61,520)	$41,768
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,045	12,478
Stock-based compensation	5,671	6,419
Loss on disposal of equipment, software, and leasehold improvements	—	1,965
Equity in net loss of Rhapsody	6,209	4,095
Deferred income taxes, net	(1,238)	22,399
Gain on sale of patent and other technology assets, net of costs	—	(116,353)
Gain on sale of equity and other investments, net	—	(5,288)
Realized translation gain	(35)	(1,968)
Other	51	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	6,466	5,848
Prepaid expenses and other assets	4,772	(2,956)
Accounts payable	26	3,683
Accrued and other liabilities	(3,750)	(2,840)
Net cash provided by (used in) operating activities	(28,303)	(30,750)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(5,798)	(6,478)
Proceeds from sale of patents and other technology assets, net of costs	—	116,353
Proceeds from sale of equity and other investments	—	7,244
Purchases of short-term investments	(85,670)	(76,191)
Proceeds from sales and maturities of short-term investments	110,359	51,885
Decrease (increase) in restricted cash equivalents and investments, net	5,000	103
Acquisitions of businesses, net of cash acquired	(22,480)	—
Net cash provided by (used in) investing activities	1,411	92,916
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	408	3,240
Tax payments from shares withheld upon vesting of restricted stock	(911)	(964)
Payment of contingent consideration	(828)	—
Net cash provided by (used in) financing activities	(1,331)	2,276
Effect of exchange rate changes on cash and cash equivalents	(96)	(73)
Net increase (decrease) in cash and cash equivalents	(28,319)	64,369
Cash and cash equivalents, beginning of period	163,198	106,333
Cash and cash equivalents, end of period	$134,879	$170,702
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$8,354	$247
Cash paid for income taxes	$2,988	$2,015
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$1,096	$116
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2013 and 2012
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue.
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of RealNetworks and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Reportable Segments. In the first quarter of 2013 we reorganized the management of our businesses and as a result, we changed our reportable segments. See Note 18, Segment Information, for details.
Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss), net of any applicable tax, were as follows (in thousands):

	September 30, 2013	December 31, 2012
Unrealized gains on investments, net of tax effects of $(716) and $(846) at September 30, 2013 and December 31, 2012, respectively	$26,657	$26,685
Foreign currency translation adjustments	(53,616)	(53,225)
Accumulated other comprehensive income (loss)	$(26,959)	$(26,540)
In the quarter and nine months ended September 30, 2012 we liquidated the investment in certain of our foreign entities and recorded net pre-tax gains of $0.4 million and $2.0 million, respectively, in Other income (expense), net, in the consolidated statement of operations upon the reclassification of the same amount of cumulative foreign exchange translation adjustment from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustments had no related income tax expense or benefit.
There were no material reclassification adjustments or related tax effects related to foreign exchange translation amounts in the nine months ended September 30, 2013.

In the quarter and nine months ended September 30, 2012 we realized pre-tax gains of $2.2 million and $4.3 million, respectively, in the consolidated statement of operations, within Gain (loss) on sale of equity and other investments, net, related to the sale of a portion of the equity shares we hold in LoEn Entertainment, Inc., with the same amounts reclassified from accumulated other comprehensive income (loss) on the balance sheet. The reclassification adjustment had no related income tax expense or benefit.
There were no reclassification adjustments or related tax effects related to unrealized gains on investments in the nine months ended September 30, 2013.
For the three months ended September 30, 2013 we recorded income tax expense of $0.6 million and for the nine months ended September 30, 2013 we recorded an income tax benefit of $0.1 million related to unrealized gains (losses) on investment securities, and recognized the corresponding amount as an increase or decrease to accumulated other comprehensive income.
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
Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Note 3. Acquisitions
In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible and intangible assets and liabilities recognized are reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million is related to tradenames and trademarks determined to have indefinite useful lives and will be evaluated annually in our fourth quarter for impairment, or more frequently, if circumstances indicate an impairment may exist. The remaining $3.5 million includes developed game technology and existing customer relationships with finite lives, and will be amortized over their useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.8 million was recorded, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes. For the nine months ended September 30, 2013, the amount of revenue and income (loss) before income taxes from this acquired business was not significant.
In the quarter ended September 30, 2013, we acquired 100% of the voting interests in Muzicall Limited, a ringback tone company based in London, for total cash consideration of $6.7 million. The tangible and intangible assets and liabilities recognized are reported in the Mobile Entertainment segment. The identifiable intangible assets associated with the acquisition totaled $5.4 million, and include tradenames and trademarks, developed technology, user base and carrier relationships. All identifiable intangible assets from this acquisition have finite lives, and will be amortized over their useful lives. We recorded a net deferred tax asset of $3.4 million related to the assets acquired, and a full valuation allowance. Goodwill totaling $1.3 million was recorded, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in the ringback tone industry. The goodwill is not deductible for income tax purposes. For the nine months ended September 30, 2013, the amount of revenue and income (loss) before income taxes from this acquired business was not significant. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Note 4. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total stock-based compensation expense	$1,613	$2,354	$5,671	$6,419
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.96%	0.48%	0.82%	0.51%
Expected life (years)	3.8	4.1	4.0	4.1
Volatility	48%	58%	48%	58%

The total stock-based compensation amounts for 2013 and 2012 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. No stock-based compensation was capitalized as part of the cost of an asset as of September 30, 2013 or December 31, 2012. As of September 30, 2013, we had $8.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Note 5. Rhapsody Joint Venture
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
As of September 30, 2013 we owned approximately 45% of the issued and outstanding stock of Rhapsody.
RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed in 2013, and are discussed further in Footnote 19, Related Party Transactions.
We recorded our share of losses of Rhapsody of $2.6 million and $6.2 million for the quarter and nine months ended September 30, 2013, respectively. Our share of losses of Rhapsody for the quarter and nine months ended September 30, 2012 were $1.6 million and $4.1 million, respectively.
The carrying value of our Rhapsody investment was $12.7 million as of September 30, 2013.
Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$35,190	$36,389	$103,831	$109,368
Gross profit	7,800	9,266	24,412	28,757
Net loss	(5,621)	(3,424)	(14,812)	(9,031)
Note 6. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of
	September 30, 2013
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,038	$2	$23,036	$—
Corporate notes and bonds	72,493	—	72,493	—
Short-term investments:
Corporate notes and bonds	60,041	—	60,041	—
U.S. government agency securities	23,486	22,658	828	—
Restricted cash equivalents and investments	5,000	—	5,000	—
Equity investments in publicly traded securities	34,485	34,485	—	—
Total	$218,543	$57,145	$161,398	$—

	Fair Value Measurements as of
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,680	$—	$10,680	$—
Corporate notes and bonds	81,235	—	81,235	—
Short-term investments:
Corporate notes and bonds	65,502	—	65,502	—
U.S. government agency securities	42,714	42,113	601	—
Restricted cash equivalents and investments	10,000	—	10,000	—
Equity investments in publicly traded securities	34,334	34,334	—	—
Total	$244,465	$76,447	$168,018	$—
Our equity investments in publicly traded companies consist of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $8.6 million as of September 30, 2013 and $8.6 million at December 31, 2012.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2013 and 2012, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 7. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments
Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of September 30, 2013, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$39,348	$39,348
Money market mutual funds	23,038	23,038
Corporate notes and bonds	72,494	72,493
Total cash and cash equivalents	134,880	134,879
Short-term investments:
Corporate notes and bonds	60,005	60,041
U.S. government agency securities	23,478	23,486
Total short-term investments	83,483	83,527
Total cash, cash equivalents and short-term investments	$218,363	$218,406
Restricted cash equivalents and investments	$5,000	$5,000
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
Restricted cash equivalents and investments amounts as of September 30, 2013, and December 31, 2012 relate to cash and investments pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2013 and 2012 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2013 and December 31, 2012 were not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2013 (in thousands):

Estimated Fair Value
Within one year	$57,321
Between one year and five years	26,206
Total short-term investments	$83,527
Note 8. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2012	$1,010	$653
Addition (reduction) to allowance	210	(47)
Amounts written off	(61)	(21)
Foreign currency translation	20	—
Balances, September 30, 2013	$1,179	$585
One customer accounted for 13% of trade accounts receivable and one other customer accounted for 12% of trade accounts receivable, as of September 30, 2013. No one customer accounted for more than 10% of trade accounts receivable as of December 31, 2012.
One customer accounted for approximately 12%, or $6.0 million, and 14% or $21.1 million, of consolidated revenue during the quarter and nine months ended September 30, 2013, respectively. The revenue from this customer is reflected in our RealPlayer Group and Games segments. One other customer accounted for approximately 14%, or $6.8 million, and 11% or $17.3 million, of consolidated revenue during the quarter and nine months ended September 30, 2013, respectively, in our Mobile Entertainment segment. One customer accounted for 11%, or $6.4 million, of revenue during the quarter ended September 30, 2012. No one customer accounted for more than 10% of consolidated revenue during the nine months ended September 30, 2012.
Note 9. Other Intangible Assets
Other intangible assets (in thousands):

	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$34,753	$30,168	$4,585
Developed technology	28,949	24,554	4,395
Patents, trademarks and tradenames	3,965	3,558	407
Service contracts and other	5,637	5,473	164
	$73,304	$63,753	$9,551
Non-amortizing intangible assets:
Trademarks and tradenames			$4,500
Total other intangible assets, September 30, 2013			$14,051

For current year increases in other intangible assets, see Note 3, Acquisitions, for details on our acquisitions of Slingo, a social casino games business, in the quarter ended June 30, 2013, and Muzicall, a ringback tone business, in the quarter ended September 30, 2013.
Note 10. Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2012	$6,309
Increases due to current year acquisitions	11,352
Effects of foreign currency translation	(143)
Balance, September 30, 2013	$17,518

Goodwill by segment (in thousands):

September 30, 2013
RealPlayer Group	$580
Mobile Entertainment	2,115
Games	14,823
Total goodwill	$17,518

For current year increases in goodwill, see Note 3, Acquisitions, for details on our acquisitions of Slingo, a social casino games business, in the quarter ended June 30, 2013, and Muzicall, a ringback tone business, in the quarter ended September 30, 2013.
Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2013	December 31, 2012
Royalties and other fulfillment costs	$16,648	$19,435
Employee compensation, commissions and benefits	11,821	13,368
Accrued legal settlements	11,525	—
Sales, VAT and other taxes payable	8,449	10,959
Deferred tax liabilities—current	453	3,894
Accrued lease exit and related charges	591	2,463
Other	8,537	7,411
Total accrued and other current liabilities	$58,024	$57,530
Note 12. Restructuring Charges
Restructuring and other charges in 2013 and 2012 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
In the third quarter of 2012 we announced we would be eliminating approximately 160 positions worldwide. This action has been concluded as of the end of the second quarter of 2013. In the third quarter of 2013, we incurred restructuring charges as a result of reduced headcount from the termination of certain SaaS contracts. We expect this action to be completed within the first half of 2014. For the quarter and nine months ended September 30, 2013 we recorded $1.1 million and $2.9 million, respectively, of restructuring charges for employee separation costs related to these actions and for other actions taken in 2013.
In the second and third quarter of 2013 we also incurred restructuring charges related to the relocation of our Seattle headquarters. For the quarter and nine months ended September 30, 2013, we recorded $0.8 million and $1.2 million, respectively, of restructuring charges related to this action, which are classified as Asset Related and Other Costs in the table below.
Details of restructuring charges for the nine months ended September 30, 2013 and 2012 are in the table below. The amount accrued at September 30, 2013 for employee separation includes costs for those employees who were separated in the quarter ended September 30, 2013 and are expected to be paid out in the quarter ended December 31, 2013. The amount accrued for contract assignment is expected to be paid out by the end of 2013.
For details on costs associated with the termination of our Seattle headquarters lease see Note 13, Lease exit and related charges.
Restructuring charges by type of cost (in thousands):

	Employee Separation Costs	Contract Assignment Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2013	$2,891	—	1,184	$4,075
Costs incurred and charged to expense for the nine months ended September 30, 2012	$8,099	3,629	2,144	$13,872

Changes to the accrued restructuring cost liability (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2012	$731	$1,700	$2,431
Costs incurred and charged to expense for the nine months ended September 30, 2013	2,891	—	2,891
Cash payments	(2,806)	—	(2,806)
Accrued liability as of September 30, 2013	$816	$1,700	$2,516

Note 13. Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, primarily in our former corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
In the second quarter of 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our then-current headquarters office lease that provided for an early termination of such lease.
The new Seattle building lease is for an initial term of 11 years and commenced on August 15, 2013. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent.
The amendment to our former headquarters office lease provided for an early termination of such lease effective in three stages, with the termination of a majority of the premises on August 31, 2013, and the final stage being complete by December 31, 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014. In connection with the early termination of the lease, we agreed to pay the landlord termination fees totaling approximately $6.6 million in 2013. In the quarter and nine months ended September 30, 2013, we paid the landlord $3.1 million and $6.3 million, respectively, in termination fees. The initial payment of $3.2 million was expensed and paid within the second quarter of 2013, and is therefore not included in the rollforward below. The second payment of $3.1 million was accrued in the second quarter of 2013 and subsequently paid in the third quarter of 2013, and is included in the rollforward of the accrued loss below.
Changes to accrued lease exit and related charges (in thousands):

Accrued loss December 31, 2012	$4,213
Additions and adjustments to the lease exit charges accrual, including sublease income estimate revision	1,331
Less amounts paid, net of sublease amounts	(4,953)
Accrued loss September 30, 2013 (included in Accrued and other current liabilities)	$591
Note 14. Income Taxes

As of September 30, 2013, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.
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
Note 15. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders	$(31,375)	$(22,214)	$(61,520)	$41,768
Weighted average common shares outstanding used to compute basic EPS	35,670	34,998	35,490	34,747
Dilutive effect of stock based awards	—	—	—	253
Weighted average common shares outstanding used to compute diluted EPS	35,670	34,998	35,490	35,000
Basic EPS	$(0.88)	$(0.63)	$(1.73)	$1.20
Diluted EPS	$(0.88)	$(0.63)	$(1.73)	$1.19
During the quarter and nine months ended September 30, 2013, respectively, 4.6 million and 4.4 million of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and nine months ended September 30, 2012, respectively, 4.3 million and 5.3 million of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
Note 16. Commitments and Contingencies
Commitments. See Note 13, Lease exit and related charges, for details on office lease commitments.
Litigation. In October 2013, we executed settlement agreements relating to certain of our outstanding litigation matters; specifically, the matters brought against us by VoiceAge Corporation and Callertone Innovations, Inc., which are more fully described below. During the fourth quarter of 2013 we paid an aggregate of $11.5 million, representing our total obligation under these settlements. This amount was accrued as of September 30, 2013, and is identified in our Condensed Consolidated Statements of Operations as "Loss on litigation settlements."
On July 3, 2012, a lawsuit was filed against us by VoiceAge Corporation in the Supreme Court of the State of New York, wherein VoiceAge asserted that we had breached our payment obligations under the terms of a patent license agreement between us and VoiceAge in respect of distribution of specified codec technology, and sought a material amount of damages. We removed the proceedings to New York federal court, and discovery took place from January 4 to May 15, 2013. In June 2013, VoiceAge submitted a motion for summary judgment, which was denied by the Supreme Court of the State of New York on August 5, 2013. On October 24, 2013, we executed a settlement agreement with VoiceAge to settle and dismiss with prejudice all outstanding claims in the lawsuit.
On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits alleged that T-Mobile and MetroPCS, respectively, infringed Callertone's patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that was claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we disputed the plaintiff's allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. A claims construction hearing was held on September 6, 2013. On October 21, 2013, we executed a settlement agreement with Callertone to settle and dismiss with prejudice all outstanding claims in each of the lawsuits.
On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringed Greenville's patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that was claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claims construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in the suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery resumed. On September 28, 2011, the District Court held a claims construction hearing, and on May 10, 2012, the District Court issued a non-infringement judgment that was favorable to us and the other defendants. On December 4, 2012, Greenville appealed the claims construction order and the judgment, and the defendants filed a reply brief on January 28, 2013. On May 17, 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the District Court. Greenville has filed a petition for re-hearing with the U.S. Court of Appeals. Due to the uncertainties inherent in this matter, we are unable to estimate the range of possible loss that could result from this litigation.
Although the matters described above have been either settled, as in the lawsuits filed by VoiceAge and Callertone, or the appeals process has been nearly exhausted, as in the Greenville matter, we could in the future become subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we could incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.
Note 17. Guarantees
In the ordinary course of business, RealNetworks is subject to potential obligations for standard warranty and indemnification provisions that are contained within many of our customer license and service agreements. Our warranty provisions are consistent with those prevalent in our industry, and we do not have a history of incurring losses on warranties; therefore, we do not maintain accruals for warranty-related obligations. With regard to indemnification provisions, nearly all of our carrier contracts obligate us to indemnify our carrier customers for certain liabilities that may be incurred by them. We have in the past received claims for indemnification from some of our carrier customers. See Note 16, Commitments and Contingencies, for a discussion of current indemnification claims.
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, we sold certain patents and other technology assets to Intel in the second quarter of 2012. We have specific obligations to indemnify Intel for breaches of the representations and warranties that we made and covenants that we agreed to in the asset purchase agreement executed in connection with the transaction, and for certain potential future intellectual property infringement claims brought by third parties against Intel. The amount of any potential liabilities related to our indemnification obligations to Intel will not be determined until a claim has been made, but we are obligated to indemnify Intel up to the amount of the gross purchase price that we received in the sale.
Note 18. Segment Information
In the first quarter of 2013 we reorganized the management of our businesses and as a result, we now report the following three segments: (1) RealPlayer Group, which includes sales of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service; (2) Mobile Entertainment, which includes our SaaS services, systems integration, and professional services to mobile carriers, and sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
In addition, we now also allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment. All restructuring, lease exit and related charges, and, for 2013, the loss on litigation settlements, are included in the corporate segment. In 2012, the sale of patent and other technology assets, net of costs, was included in the corporate segment. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.
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
Segment results for the quarters and nine months ended September 30, 2013 and 2012 (in thousands):
RealPlayer Group

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$17,641	$21,392	$58,407	$65,631
Cost of revenue	3,264	6,735	12,984	16,026
Gross profit	14,377	14,657	45,423	49,605
Operating expenses	14,449	13,082	44,656	41,849
Operating income (loss)	$(72)	$1,575	$767	$7,756

Mobile Entertainment

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$19,948	$22,820	$59,035	$74,600
Cost of revenue	11,972	12,740	33,974	43,093
Gross profit	7,976	10,080	25,061	31,507
Operating expenses	9,453	11,936	26,976	40,591
Operating income (loss)	$(1,477)	$(1,856)	$(1,915)	$(9,084)

Games

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$11,369	$14,876	$38,159	$51,347
Cost of revenue	3,216	4,989	10,397	17,332
Gross profit	8,153	9,887	27,762	34,015
Operating expenses	11,513	12,023	35,120	39,962
Operating income (loss)	$(3,360)	$(2,136)	$(7,358)	$(5,947)

Corporate

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$538	$780	$1,660	$2,182
Sale of patents and other technology assets, net of costs	—	—	—	116,353
Operating expenses	22,990	19,978	46,201	44,445
Operating income (loss)	$(23,528)	$(20,758)	$(47,861)	$69,726
Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$21,039	$29,101	$70,525	$89,529
Europe	8,750	12,470	29,278	43,021
Rest of the world	19,169	17,517	55,798	59,028
Total net revenue	$48,958	$59,088	$155,601	$191,578
Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region (in thousands):

	September 30, 2013	December 31, 2012
United States	$41,634	$27,915
Europe	8,830	2,350
Rest of the world	5,570	8,635
Total long-lived assets	$56,034	$38,900

Note 19. Related Party Transactions
Transactions with Rhapsody. See Note 5, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services. These support services are expected to be completed in 2013. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and nine months ended September 30, 2013, we charged Rhapsody $0.2 million and $0.6 million, respectively, for the support services. During the quarter and nine months ended September 30, 2012, we charged Rhapsody $0.2 million and $0.7 million, respectively, for the support services.
Transactions with LoEn Entertainment, Inc. In 2008 RealNetworks acquired at market prices common shares of LoEn Entertainment, Inc., whose shares are traded on the Korean Securities Dealers Automated Quotations. As of September 30, 2013 we owned approximately 9% of the outstanding shares of LoEn. Our investment in LoEn is treated as an available for sale investment and is marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive income/loss. During the quarter and nine months ended September 30, 2013, we recorded revenue from LoEn of $6.8 million and $17.3 million, respectively. During the quarter and nine months ended September 30, 2012, we recorded revenue from LoEn of $4.0 million and $12.0 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music on demand, video on demand, and intercarrier messaging services. Associated with these transactions, we also recorded accounts receivable of $3.4 million as of September 30, 2013. Accounts payable and cost of revenue amounts associated with LoEn as of and for the periods ended September 30, 2013 and 2012 were nominal.

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
Overview
In the first quarter of 2013 we reorganized the management of our businesses and as a result, we now report the following three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service. The Mobile Entertainment business primarily includes revenue from SaaS services, systems integration, and professional services to mobile carriers, and sales of technology licenses of our software products such as Helix. The Games business primarily includes revenue from sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
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

In the quarter and nine months ended September 30, 2013, our consolidated revenue declined by $10.1 million and $36.0 million, respectively, compared to the same periods in 2012, with each of our three segments suffering revenue declines. For the quarter, revenue fell by $3.8 million in our RealPlayer Group, $3.5 million in Games, and $2.9 million in Mobile Entertainment. For the year to date period, the overall decline was due to a $15.6 million decrease in Mobile Entertainment revenue, a $13.2 million decrease in Games revenue, and a $7.2 million decrease in RealPlayer Group revenue.

Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services. In our Games segment, our business continues to be challenged as consumer game play continues to shift from downloadable PC games to social networks and mobile devices. Since 2011, we have been focusing on developing social and mobile games and monetizing those game play experiences.
Over the past twelve months we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. From an organic growth perspective, we have invested in the internal development of major new products, including the August 2013 launch from our Games business of GameHouse Casino Plus with the Golden Dreams Sweepstakes feature, and the September 2013 launch from our RealPlayer Group of our RealPlayer Cloud integrated video player and cloud service. Complementing these internal development efforts, we have made certain targeted acquisitions including the second quarter 2013 acquisition of U.S.-based Slingo, Inc., creator of a highly popular social casino game that combines bingo and slots, for total cash consideration of $15.6 million. We expect this acquisition to enhance our footprint in the social casino games arena. In addition, during the third quarter, we acquired U.K.-based Muzicall Limited, a provider of services for mobile carriers and media companies in Europe, for total cash consideration of $6.7 million. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment. We expect to continue to invest in our growth initiatives.

One of our key strategic initiatives is to better align our operating expenses with our revenue profile. In line with this, during the third quarter of 2012 we initiated a restructuring that eliminated approximately 160 positions worldwide. During the third quarter of 2013, we moved our Seattle headquarters, which required certain one-time lease termination and move costs, but which will allow us to meaningfully reduce our future annual facilities cost. These and other restructuring efforts have contributed to an overall decline in our operating expenses. During the quarter and nine months ended September 30, 2013, our total operating expenses saw a $1.4 million increase and $13.9 million decrease, respectively, compared to the same periods in 2012. Excluding the impact of restructuring, lease exit and related charges, and the loss on litigation settlements discussed below, total operating expenses declined $1.0 million and $18.4 million in the quarter and nine months ended September 30, 2013, respectively, compared with the year-earlier periods.
In October 2013, we executed settlement agreements relating to our most significant outstanding litigation matters, as described in Note 16, Commitments and Contingencies. The settlements resulted in an aggregate payment during the fourth quarter of 2013 of $11.5 million, which was accrued and recorded in our financial statements in the third quarter of 2013.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Total revenue	$48,958	$59,088	$(10,130)	(17)%	$155,601	$191,578	$(35,977)	(19)%
Cost of revenue	18,990	25,244	(6,254)	(25)%	59,015	78,633	(19,618)	(25)%
Gross profit	29,968	33,844	(3,876)	(11)%	96,586	112,945	(16,359)	(14)%
Gross margin	61%	57%			62%	59%
Sale of patent assets and other technology assets, net of costs	—	—	—	—%	—	116,353	(116,353)	(100)%
Operating expenses	58,405	57,019	1,386	2%	152,953	166,847	(13,894)	(8)%
Operating income (loss)	$(28,437)	$(23,175)	$(5,262)	(23)%	$(56,367)	$62,451	$(118,818)	(190)%
In the third quarter of 2013, our total consolidated revenue declined by $10.1 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $3.8 million in our RealPlayer Group segment, a decline of $3.5 million in our Games segment, and a $2.9 million decline in our Mobile Entertainment segment, due to the factors described above. Gross margin increased to 61% from 57% for the year earlier quarter as a result of lower personnel and related costs in the third quarter of 2013 that resulted from our ongoing expense alignment efforts. Operating expenses increased by $1.4 million in the quarter ended September 30, 2013, compared with the prior year. Excluding the impact of restructuring, lease exit and related charges, and the loss on litigation settlements, operating expenses decreased by $1.0 million in the quarter ended September 30, 2013, compared to the same period of the prior year.
For the nine months ended September 30, 2013, our total consolidated revenue declined by $36.0 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $15.6 million in our Mobile Entertainment segment, a decline of $13.2 million in our Games segment, and a decline of $7.2 million in our RealPlayer Group segment, due to the factors described above. Gross margin increased to 62% from 59% for the year earlier quarter, primarily as a result of lower personnel and related costs in the first nine months of 2013 that resulted from our ongoing expense alignment efforts. Operating expenses decreased by $13.9 million in the nine months ended September 30, 2013, compared with the prior year, primarily due to reductions in personnel and related costs that resulted from our ongoing expense alignment efforts. Excluding the impact of restructuring, lease exit and related charges, and the loss on litigation settlements, operating expenses decreased by $18.4 million in the nine months ended September 30, 2013, compared to the same period of the prior year.
The 2012 gain from the sale of patents and other technology assets to Intel is net of certain direct expenses incurred for the sale transaction.
See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments.
Segment Operating Results
RealPlayer Group
The RealPlayer Group segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass. In addition, late in the third quarter, we launched RealPlayer Cloud, an integrated video player and cloud service which offers additional storage via subscription plans.
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$17,641	$21,392	$(3,751)	(18)%	$58,407	$65,631	$(7,224)	(11)%
Cost of revenue	3,264	6,735	(3,471)	(52)%	12,984	16,026	(3,042)	(19)%
Gross profit	14,377	14,657	(280)	(2)%	45,423	49,605	(4,182)	(8)%
Gross margin	81%	69%			78%	76%
Operating expenses	14,449	13,082	1,367	10%	44,656	41,849	2,807	7%
Operating income (loss)	$(72)	$1,575	$(1,647)	(105)%	$767	$7,756	$(6,989)	(90)%

Total RealPlayer Group revenue decreased by $3.8 million in the quarter ended September 30, 2013, compared with the year-earlier period. This decrease was primarily a result of lower subscriptions revenue of $3.4 million due to fewer subscribers, primarily attributable to our SuperPass product.
Total RealPlayer Group revenue decreased by $7.2 million for the nine months ended September 30, 2013, compared with the year-earlier period. This decrease was primarily a result of lower subscriptions revenue of $8.7 million due to fewer subscribers, primarily attributable to our SuperPass product. Partially offsetting this decrease was an increase in revenue of $2.5 million from distribution of third party software.
Gross margin during the quarter ended September 30, 2013 increased by 12 percentage points, due primarily to a higher proportion of lower margin revenue in the prior year.
Operating expenses increased by $1.4 million for the quarter ended September 30, 2013, compared with the year-earlier period. Personnel and related costs increased $1.3 million during the quarter ended September 30, 2013, primarily due to investment in our new RealPlayer Cloud service. Further contributing to the increase was an expense benefit of $1.1 million in the third quarter of 2012 related to the investigation by the Washington State Attorney General's office, as disclosed in the 2012 10-K. Partially offsetting the increases during the quarter was a decrease of $2.1 million in marketing expense.
Operating expenses increased by $2.8 million for the nine months ended September 30, 2013, compared with the year-earlier period. Personnel and related costs increased $4.1 million, primarily due to investment in our new RealPlayer Cloud service. Further contributing to the increase was increased depreciation of $0.8 million. Partially offsetting these increases was a decrease of $1.3 million related to the expense in 2012 for the final settlement of the Washington State Attorney General's office matter, as disclosed in the 2012 10-K. Further offsetting the increases for the nine months ended September 30, 2013 was a decrease in marketing expense of $1.4 million.
Mobile Entertainment
The Mobile Entertainment segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, intercarrier messages, music on demand and video on demand; professional services and systems integration services to mobile carriers and mobile handset companies; and Helix software.
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$19,948	$22,820	$(2,872)	(13)%	$59,035	$74,600	$(15,565)	(21)%
Cost of revenue	11,972	12,740	(768)	(6)%	33,974	43,093	(9,119)	(21)%
Gross profit	7,976	10,080	(2,104)	(21)%	25,061	31,507	(6,446)	(20)%
Gross margin	40%	44%			42%	42%
Operating expenses	9,453	11,936	(2,483)	(21)%	26,976	40,591	(13,615)	(34)%
Operating income (loss)	$(1,477)	$(1,856)	$379	20%	$(1,915)	$(9,084)	$7,169	79%

In the quarter ended September 30, 2013, we acquired Muzicall, a ringback tone company based in London, for total cash consideration of $6.7 million. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Total Mobile Entertainment revenue decreased by $2.9 million in the quarter ended September 30, 2013, compared with the year-earlier period. The decline during the quarter was primarily due to reduced revenue from our SaaS offerings of $2.5 million, resulting from lost revenue upon the termination of certain SaaS contracts totaling $3.8 million over the last five quarters. Slightly offsetting this decrease was our purchase of Muzicall, which resulted in an increase of $1.1 million in ringback tones revenue.
Total Mobile Entertainment revenue decreased by $15.6 million in the nine months ended September 30, 2013, compared with the year-earlier period. The decline during the nine months ended September 30, 2013 was primarily due to reduced revenue from our SaaS offerings of $13.6 million. The decline in SaaS revenue was due to $10.2 million of lost revenue upon the termination of certain SaaS contracts over the last five quarters, $4.6 million lower revenue due to fewer subscribers on existing contracts, and pricing pressures from carriers across our tones business, intercarrier messaging, and other carrier services, during the nine months ended September 30, 2013. Slightly offsetting these decreases was an increase in ringback tones revenue of $1.1 million, resulting from our purchase of Muzicall.
Gross margin during the quarter ended September 30, 2013 declined by 4 percentage points, due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses declined by $2.5 million and $13.6 million for the quarter and nine months ended September 30, 2013, compared with the year-earlier periods, primarily due to reductions in personnel and related costs of $3.9 million and $13.7 million during the quarter and nine months ended September 30, 2013, respectively, that resulted from our ongoing expense alignment efforts. Partially offsetting these declines was an increase in total operating expense of $1.2 million during the quarter and nine months ended September 30, 2013, as a result of the acquisition of Muzicall during the quarter.
Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.
Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$11,369	$14,876	$(3,507)	(24)%	$38,159	$51,347	$(13,188)	(26)%
Cost of revenue	3,216	4,989	(1,773)	(36)%	10,397	17,332	(6,935)	(40)%
Gross profit	8,153	9,887	(1,734)	(18)%	27,762	34,015	(6,253)	(18)%
Gross margin	72%	66%			73%	66%
Operating expenses	11,513	12,023	(510)	(4)%	35,120	39,962	(4,842)	(12)%
Operating income (loss)	$(3,360)	$(2,136)	$(1,224)	(57)%	$(7,358)	$(5,947)	$(1,411)	(24)%
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
Total Games revenue decreased by $3.5 million in the quarter ended September 30, 2013, compared with the year-earlier period. Lower revenue from license sales, our subscription products, and advertising contributed $1.9 million, $1.2 million, and $1.0 million respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $0.7 million in games revenue as a result of the acquisition of Slingo.
Total Games revenue decreased by $13.2 million during the nine months ended September 30, 2013, compared with the year-earlier period. Lower revenue from license sales, subscription products, and advertising contributed $6.4 million, $4.6 million, and $2.7 million, respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $1.4 million in games revenue as a result of the acquisition of Slingo.
Cost of revenue decreased by $1.8 million and $6.9 million during the quarter and nine months ended September 30, 2013, respectively, compared with the year-earlier periods. The decreases were due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margins increased during the quarter and nine months ended September 30, 2013 due to lower margin projects that occurred in the prior year periods.
Operating expenses declined by $0.5 million and $4.8 million during the quarter and nine months ended September 30, 2013, respectively, compared with the year-earlier period. During the quarter-ended September 30, 2013, the decrease was mainly due to reductions in personnel and related costs of $1.6 million, resulting from our ongoing expense alignment efforts. Partially offsetting this decline was an increase in total operating expense of $1.3 million as a result of the acquisition of Slingo during the quarter. During the nine months ended September 30, 2013, the decrease was primarily due to reductions in personnel and related costs of $4.4 million, and reductions in marketing expense of $1.8 million. Partially offsetting these declines was an increase in total operating expense of $2.1 million as a result of the acquisition of Slingo.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than retaining those expenses in our corporate segment. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are retained in aggregate in our corporate segment. All restructuring, lease exit and related charges, and, for 2013, the loss on litigation settlements, are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue	$538	$780	$(242)	(31)%	$1,660	$2,182	$(522)	(24)%
Sale of patent and other technology assets, net of costs	—	—	—	N/A	—	116,353	(116,353)	(100)%
Operating expenses	22,990	19,978	3,012	15%	46,201	44,445	1,756	4%
Operating income (loss)	$(23,528)	$(20,758)	$(2,770)	(13)%	$(47,861)	$69,726	$(117,587)	(169)%
The 2012 gain from the sale of patents and other technology assets to Intel Corporation of $116.4 million in the nine months ended September 30, 2012 reflects the cash proceeds of $120.0 million less $3.6 million of direct transaction expenses incurred during the first and second quarters.
Operating expenses increased by $3.0 million during the quarter ended September 30, 2013, compared with the year-earlier period. The increase during the quarter was primarily due to the litigation settlements of $11.5 million that were accrued during the quarter ended September 30, 2013, as discussed above. Partially offsetting this increase was a decrease in restructuring and lease exit and related costs of $9.1 million.
Operating expenses increased $1.8 million during the nine months ended September 30, 2013, compared with the year-earlier period. The increase during the nine months ended was primarily due to the litigation settlements of $11.5 million that were accrued during the quarter ended September 30, 2013, as discussed above. Partially offsetting this increase was a decrease in restructuring and lease exit and related costs of $7.0 million, in addition to reductions in personnel and related costs of $4.2 million, resulting from our ongoing expense alignment efforts.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$15,707	$15,321	$386	3%	$45,951	$49,167	$(3,216)	(7)%
Sales and marketing	19,427	21,972	(2,545)	(12)%	59,830	68,462	(8,632)	(13)%
General and administrative	9,869	8,759	1,110	13%	28,506	35,103	(6,597)	(19)%
Restructuring and other charges	1,877	10,724	(8,847)	(82)%	4,075	13,872	(9,797)	(71)%
Lease exit and related charges	—	243	(243)	(100)%	3,066	243	2,823	NM
Loss on litigation settlements	11,525	—	11,525	100%	11,525	—	11,525	100%
Total consolidated operating expenses	$58,405	$57,019	$1,386	2%	$152,953	$166,847	$(13,894)	(8)%
Research and development expenses increased by $0.4 million in the quarter ended September 30, 2013, compared with the year-earlier period, primarily due to investment in new products that were launched during the quarter.
Research and development expenses decreased by $3.2 million in the nine months ended September 30, 2013, compared with the year-earlier period. While we are investing in new products, we saw an overall decrease in the nine months ended September 30, 2013 due to a decrease in personnel and related costs of $4.3 million, resulting from our ongoing expense alignment efforts.
Sales and marketing expenses decreased by $2.5 million in the quarter ended September 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $1.4 million resulting from our ongoing expense alignment efforts, and to lower marketing expense of $1.4 million.
Sales and marketing expenses decreased by $8.6 million in the nine months ended September 30, 2013, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of $6.2 million resulting from our ongoing expense alignment efforts.

General and administrative expenses increased by $1.1 million in the quarter ended September 30, 2013, compared with the year-earlier period. The increase was due to an expense benefit of $1.1 million in the third quarter of 2012 related to the investigation by the Washington State Attorney General's office, as disclosed in the 2012 10-K.
General and administrative expenses decreased by $6.6 million in the nine months ended September 30, 2013, compared with the year-earlier period. Contributing to the decrease for the period was a decrease in personnel and related costs of $4.4 million, and to $1.3 million related to the expense in 2012 for the final settlement of the Washington State Attorney General's office matter, as disclosed in the 2012 10-K.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense alignment efforts. The restructuring expense amounts in both years primarily relate to severance costs due to workforce reductions. We recorded expenses for Lease exit and related charges in the nine months ended September 30, 2013 of $3.1 million. For additional details on these charges see Note 12, Restructuring Charges and Note 13, Lease Exit and Related Charges.
Loss on litigation settlements recorded during the quarter ended September 30, 2013 relates to settlement agreements executed in October 2013, for which we paid in full an aggregate amount of $11.5 million during the fourth quarter of 2013, as discussed in Note 16, Commitments and Contingencies.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income, net	$166	$164	$2	1%	$992	$1,033	$(41)	(4)%
Gain (loss) on sale of equity investments, net	—	2,210	(2,210)	(100)%	—	5,288	(5,288)	(100)%
Equity in net loss of Rhapsody	(2,629)	(1,613)	(1,016)	(63)%	(6,209)	(4,095)	(2,114)	(52)%
Other income (expense), net	(118)	248	(366)	(148)%	(146)	1,674	(1,820)	(109)%
Total other income (expense), net	$(2,581)	$1,009	$(3,590)	(356)%	$(5,363)	$3,900	$(9,263)	(238)%
The decrease in Other income (expense), net, of $3.6 million for the quarter ended September 30, 2013 was primarily due to the gain on sale of certain equity and other investments of $2.2 million in the prior year.
The decrease in Other income (expense), net, of $9.3 million for the nine months ended September 30, 2013 was primarily due to the gain on sale of certain equity and other investments of $5.3 million in the prior year and to non-cash gains in the nine months ended September 30, 2012, due to the release of a $2.0 million cumulative foreign exchange translation gain from accumulated other comprehensive loss on the balance sheet related to the liquidations of investments in certain of our foreign entities.
We account for our investment in Rhapsody under the equity method of accounting for investments. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended September 30, 2013 and 2012, we recognized income tax expense of $357 thousand and $48 thousand, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2013 and 2012, we recognized an income tax benefit of $0.2 million and income tax expense of $24.6 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense and the change in income tax expense as a percentage of pre-tax income/loss during the quarter and nine months ended September 30, 2013, was largely the result of the gain on sale of patents and other assets to Intel Corporation recognized in the second quarter ending June 30, 2012 and changes in our jurisdictional income mix.
As of September 30, 2013, there have been no material changes to RealNetworks’ uncertain tax positions as provided in Note 14 of the 10-K. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months.

The majority of our tax expense is recognized due to income in our foreign jurisdictions as we have not benefitted from the losses in the U.S. in the third quarter of 2013.We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended September 30, 2013, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on tax expense for the third quarter of 2013 was minimal.
As of September 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S. in the future, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
United States	$21,039	$29,101	$(8,062)	(28)%	$70,525	$89,529	$(19,004)	(21)%
Europe	8,750	12,470	(3,720)	(30)%	29,278	43,021	(13,743)	(32)%
Rest of world	19,169	17,517	1,652	9%	55,798	59,028	(3,230)	(5)%
Total net revenue	$48,958	$59,088	$(10,130)	(17)%	$155,601	$191,578	$(35,977)	(19)%
Revenue in the United States declined by $8.1 million in the quarter ended September 30, 2013, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $3.3 million, and lower sales of subscriptions products of $3.3 million.
Revenue in the United States declined by $19.0 million in the nine months ended September 30, 2013, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $10.2 million, in addition to lower sales of subscriptions products of $8.2 million.
Revenue in Europe declined by $3.7 million in the quarter ended September 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $2.0 million, lower music on demand revenue of $1.3 million due to terminated contracts, and lower revenue from our RealPlayer Group of $0.9 million. These decreases were partially offset by an increase in ringback tones revenue of $1.1 million from the acquisition of Muzicall in the quarter ended September 30, 2013.
Revenue in Europe declined by $13.7 million in the nine months ended September 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $6.8 million, lower revenue from our RealPlayer Group of $4.0 million, and lower music on demand revenue of $2.9 million.
Revenue in the rest of world increased by $1.7 million in the quarter ended September 30, 2013, compared with the year-earlier period. The increase was primarily due to higher revenue from our SaaS offerings of $1.5 million, and increased revenue from our RealPlayer Group of $0.7 million. Partially offsetting these increases was lower revenue from our Games subscriptions products of $0.3 million.

Revenue in the rest of world decreased by $3.2 million in the nine months ended September 30, 2013, compared with the year-earlier period. The decrease was primarily due to lower revenue from our subscriptions products of $2.4 million, and lower revenue from our SaaS offerings of $0.8 million.
New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2013	December 31, 2012
Working capital	$176,426	$237,646
Cash, cash equivalents, and short-term investments	218,406	271,414
Restricted cash equivalents and investments	5,000	10,000
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in) operating activities	$(28,303)	$(30,750)
Cash provided by (used in) investing activities	1,411	92,916
Cash provided by (used in) financing activities	(1,331)	2,276
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $2.4 million less in the nine months ended September 30, 2013, as compared to the same period in 2012. This was primarily due to a net increase in cash of $7.5 million for the nine months ended September 30, 2013 related to changes in certain operating assets and liabilities, compared with a net increase in cash of $3.7 million for the nine months ended September 30, 2012 related to changes in certain operating assets and liabilities.
For the nine months ended September 30, 2013, cash provided by investing activities of $1.4 million was primarily due to net cash received of $24.7 million from the sales, maturity and purchases of short-term investments. Partially offsetting these net cash proceeds was a cash outlay of $22.5 million for the acquisitions of businesses, net of cash acquired.
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
Financing activities for the nine months ended September 30, 2013 used cash totaling $1.3 million primarily from tax payments from shares withheld upon the vesting of employee restricted stock of $0.9 million, in addition to the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
Financing activities for the nine months ended September 30, 2012 provided cash of $2.3 million from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially by tax payments from shares withheld upon the vesting of employee restricted stock.
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
In connection with the litigation settlement agreements we executed in October 2013, as described in Note 16, Commitments and Contingencies, we paid in full an aggregate amount of $11.5 million during the fourth quarter of 2013.
On May 2, 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our then-current headquarters office lease that provides for the early termination of such lease.
The new Seattle building lease is for an initial term of 11 years and commenced on August 15, 2013. We will pay approximately $3.5 million in annual rent, which includes our pro rata share of certain property operating expenses. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent. The amendment to our former headquarters office lease provided for an early termination of such lease effective in three stages, with the termination of a majority of the premises taking place on August 31, 2013. In connection with the early termination of the lease, we will pay the landlord termination payments totaling approximately $6.6 million in 2013, of which $3.2 million was paid during the quarter ended June 30, 2013, and $3.1 million was paid during the quarter ended September 30, 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014.
As a result of our entry into the new lease and the termination of our old lease, we expect to save approximately $7 million in annual facilities costs.
In our 10-K we disclosed that we had future contractual obligations, nearly all of which related to office leases, that totaled $26.3 million at December 31, 2012. As a result of the leasing transactions described above we estimate that our future contractual obligations now total approximately $56.0 million.
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
As of September 30, 2013, approximately $37.5 million of the $218.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

As of September 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S. in the future, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
As of September 30, 2013, $37.5 million of the $218.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2013, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 7, Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2013. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2013, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2013, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.

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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2013 would not result in more than a nominal amount of unrealized gain or loss.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 16, Commitments and Contingencies, to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

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

Our business and financial results will be materially adversely impacted if we are unable to successfully implement our growth plan, strategic initiatives, and restructuring efforts.

We have developed a growth plan that involves the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives, and restructuring efforts, and our failure to do so would have a material adverse impact on our business and financial results.
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
In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. As new operating systems are introduced or updated for these platforms, we could face difficulties reaching our traditional customer base and other unknown distribution challenges. If we are unable to successfully develop and introduce new products and services, or have difficulty transitioning product and version releases that can easily be distributed through these new or updated operating systems and devices, then our business could be significantly harmed.
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
Our legacy RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of our formats on the Internet, and declines in the use of our formats have negatively affected, and are expected to continue to negatively affect, our subscription revenue and increase costs of obtaining new subscribers. Our SuperPass subscription service, within our RealPlayer business unit, faces competition from a broad variety of entertainment sources, including traditional media outlets and emerging Internet media sources. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. If we are unable to compete successfully, including through the introduction of compelling new products and services, our RealPlayer business could continue to decline.
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
Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have in the past agreed to control the defense on behalf of certain of our carrier customers related to patent infringement proceedings. We have recently settled one such litigation matter, and continue to vigorously defend another. See Note 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding these matters. Future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.
A majority of the revenue that we generate in our Mobile Entertainment business segment is dependent upon our relationship with a few customers, and any deterioration of these relationships could materially harm our business.
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and operating results.
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
The trading price for our common stock has a history of volatility. Our stock price ranged from $6.80 to $8.57 per share during the 52-week period ended September 30, 2013. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to the continued volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, lease exit and related charges, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we have settled the dispute with VoiceAge, similar future lawsuits could result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. The VoiceAge matter and certain other claims are described in Note 16, Commitments and Contingencies, in this 10-Q. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
Our Chairman of the Board and interim Chief Executive Officer beneficially owns approximately 36% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.
Robert Glaser, our Chairman of the Board and interim Chief Executive Officer, beneficially owns approximately 36% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

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

32.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document