Form 10-K
period 2013-12-31
REALNETWORKS INC
filed 2014-03-06
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-23137
RealNetworks, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1628146
(State of incorporation)	(I.R.S. Employer Identification Number)
1501 First Avenue South, Suite 600, Seattle, Washington, 98134
(206) 674-2700
(Address of principal executive offices, zip code, telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share Preferred Share Purchase Rights	The NASDAQ Stock Market The NASDAQ Stock Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $172 million on June 30, 2013, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 35,835,900.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2014 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2013.

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
Consumers use our services and software to find, purchase, store, organize, play and manage their digital media content. Our consumer products and services include RealPlayer, a widely distributed media player; casual games; and subscription services that provide access to storage and a wide variety of digital media content. Network service providers, such as mobile carriers, use our products and services to create and deliver digital media and messaging services, such as ringback tones, music on demand and intercarrier messaging, for their subscribers.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on The NASDAQ Stock Market under the symbol “RNWK.”
In this Annual Report on Form 10-K for the year ended December 31, 2013 (10-K), RealNetworks, Inc., together with its subsidiaries, is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Segments
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
RealPlayer Group
Our RealPlayer Group business consists of RealPlayer and related products and services, including RealPlayer Cloud, which we launched in the third quarter of 2013. Nearly all of the revenue in the segment in 2013 was derived from legacy products and services related to the RealPlayer, and these revenues were primarily generated in the U.S. and Canada.
RealPlayer.    Our RealPlayer media player software includes features and services that enable consumers to discover, play, download, manage and edit digital video. Consumers can:
•Stream audio and video,
•Download and save their photos and web videos from thousands of websites,
•Transfer their photos and video content to and from portable devices,
•Share photos and video links with their contacts on social networks,
•Edit their own video content,
•Save CDs to their personal digital music libraries, and
•Burn CDs and transfer their audio and video content to portable devices.
We monetize RealPlayer primarily with revenue derived from sales of the premium version, and from distributing third-party software products, such as the Google toolbar and Google Chrome, to consumers who wish to download additional applications when downloading our software products. We also generate revenue through our RealPlayer subscription products, such as our recently launched RealPlayer Cloud, and legacy products such as SuperPass. RealPlayer Cloud is an integrated video player and cloud service, which is free to consumers up to a certain storage level after which additional storage is available based on a tiered subscription fee. SuperPass is our subscription service that provides consumers with access to a broad range of digital entertainment content for a monthly fee.
Licensing. In addition to consumer products, we also license our technology to a variety of mobile network operators worldwide. We have entered into agreements with companies such as Samsung, Nokia, and Lenovo to preinstall our mobile media player software on mobile phones.
Mobile Entertainment

Mobile Entertainment consists of the digital media services we provide to network service providers as software as a service (SaaS) offerings; and sales of Helix media solutions. Revenues from this segment are primarily in North America and Asia.
During the third quarter of 2013, we acquired Muzicall Limited, a U.K.-based provider of ringback tone services to mobile carriers and media companies. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment, including our recent launch of LISTEN, a new ringback tone experience for smartphone users, in part by leveraging Muzicall's direct-to-consumer marketing approach.
SaaS.    We develop and provide a variety of SaaS services including ringback tone (RBT), music on demand (MOD) and messaging services principally sold to mobile carriers. Our SaaS services generated most of the revenue within our Mobile Entertainment segment in 2013. In connection with our SaaS services, we also offer e-commerce services, including business intelligence, subscriber management and billing for our carrier customers. Our carrier customer base includes more than 200 mobile carriers worldwide.
Our RBT services enable callers to hear music instead of the traditional electronic ringing sound while waiting for the person they have called to answer. The RBT subscriber chooses the music heard by the subscriber’s callers. Our RBT services enable subscribers to select from a variety of ringback content, including music, pre-recorded messages by celebrities and sound effects. We offer RBT services via carriers, and, beginning in the fourth quarter of 2013, directly to consumers, through monthly subscriptions or on a per-tone basis. In return for providing, operating and managing the RBT service for carrier customers, we generally enter into revenue-sharing arrangements with the carriers based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers.
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
Our intercarrier messaging (ICM) service routes and delivers short messaging service (SMS) messages between wireless carriers within the U.S. and internationally under the brand name Metcalf, through our partnership with Syniverse Holdings, Inc. The ICM service allows subscribers with any text-message capable handset to send and receive text messages to and from subscribers on other carrier networks. The revenue we earn from our ICM service is subject to our revenue-sharing arrangement with Syniverse.
Helix.    Our Helix media solutions allow companies and institutions to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users over the Internet. Carriers, media companies and other enterprises typically pay upfront fees for either a perpetual or term-based license plus annual fees for upgrades and support.
Games
We own and operate a large casual games service, offering casual games via digital downloads, online subscription play, third-party portals, social networks and mobile devices. Casual games typically have simple graphics, rules and controls and are quick to learn. Casual games include board, card, puzzle, word and hidden-object games.
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
In the second quarter of 2013, we acquired U.S.-based Slingo, Inc., creator of a highly popular social casino game that combines bingo and slots. This acquisition is intended to enhance our footprint and differentiate our offering in the social casino games arena.
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
Social and Mobile Games.    Game play on social networks is among the fastest growing trends in game play, and we have been focusing on developing, monetizing and optimizing social games and social game play experiences. In August 2013 we launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature, which is offered on Facebook and other mobile platforms. We monetize social and mobile games largely through sales of games licenses, advertising and microtransactions from mobile and social games. We have also adapted our games for play on more than 2,000 mobile handsets and launched several games for play on smartphones and tablets, which can be purchased via app stores.
See Note 18, Segment Information, in this 10-K for additional details on our segments.
Rhapsody
At December 31, 2013, we owned approximately 45% of the issued and outstanding stock of Rhapsody. See Note 4, Rhapsody Joint Venture, in this 10-K for additional details. Rhapsody provides products and services that enable consumers to have unlimited access to digital music content anytime from a variety of devices. The Rhapsody subscription service offers conditional downloads and on-demand streaming services through unlimited access to a catalog of millions of music tracks. Rhapsody also operates an MP3 music store, where consumers can purchase and permanently download individual digital music tracks. Rhapsody currently generates revenue primarily in the U.S. through subscriptions to its music services, and sales of tracks and advertising.
Customers and Seasonality
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 56%, 54% and 52% of our revenue during the years ended December 31, 2013, 2012 and 2011, respectively. See Note 6, Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
We experience seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising.
Research and Development
We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2013, 2012, and 2011, we expended 30%, 24% and 21%, respectively, of our revenue on research and development activities.
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
RealPlayer Group.    We market and sell our RealPlayer services directly through our own websites such as Real.com and GameHouse.com, as well as indirectly through affiliate partnerships. Prior to outsourcing our advertising sales function in 2012, we had a global sales force that generated advertising revenue from our websites and free consumer applications such as RealPlayer.
Mobile Entertainment.    Our Mobile Entertainment sales, marketing and business development team works closely with many of our enterprise, infrastructure, wireless, broadband and media customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with the product and marketing divisions of our customers, we tailor our SaaS offerings to their strategic needs and the needs of their subscribers. A large network of distributors including hardware server companies, content aggregators, Internet service providers and other resellers, provide end users access to our Helix streaming technology.
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
RealPlayer Group
RealPlayer.    We expect competition for media player and cloud users to continue to be intense as the markets and business models for Internet video content and storage mature and more competitors enter these markets. RealPlayer competes with alternative streaming media playback technologies such as Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. Our video and photo transfer services within RealPlayer compete primarily on the basis of the quality and perceived value of the content and services we provide and on the effectiveness of our distribution network and marketing programs.
Mobile Entertainment
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
Helix.    We believe that the primary competitive factors in the digital-media delivery and licensing market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery. Our competitors in the market for digital media servers, players, encoders, digital rights management, codec and other technology and services related to digital distribution of media include Adobe, Apple, Microsoft and Google.
Games
Our Games business competes with a variety of distributors, publishers and developers of casual games for the PC and mobile platforms and for social networks. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of social and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, and our ability to secure broad distribution relationships with major social networks and mobile carriers. Our social and mobile games compete with a range of developers, including but not limited to Zynga Inc., Wooga GmbH, and Electronic Arts Inc. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games including but not limited to Yahoo! Games, MSN Games, Big Fish Games, and Amazon.com.

Intellectual Property
As of December 31, 2013, we had three U.S. patents, 41 South Korean patents, 13 patents in other countries and more than 40 pending patent applications worldwide relating to various aspects of our technology. In 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel. The patent and patent application amounts above reflect the effect of this sales transaction. We plan to continue to prepare additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world.

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
Employees
At December 31, 2013, we had approximately 946 employees, of which 457 were based in the Americas, 336 were based in Asia, and 153 were based in Europe. None of our employees are subject to a collective bargaining agreement.
Position on Charitable Responsibility
In periods when we have achieved sustained profitability, we intend to donate 5% of our net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages a substantial portion of our charitable giving efforts. We attempt to encourage employee giving by using a portion of our intended contribution to match charitable donations made by employees.
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
The market for mobile entertainment services, including our ring back tones and music on demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. To maintain or enhance our competitive position, we need to develop new SaaS services that enable our carrier customers to compete with the broad range of applications and other services available in the market. We face competition, and may face future competition, from major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers, some of which have greater financial resources than we do. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are unable to develop or provide services that compete effectively in the mobile entertainment market, our operating results and financial condition may be materially harmed.
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
Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnification obligations, we have in the past agreed to control the defense on behalf of certain of our carrier customers related to patent infringement proceedings. We have recently settled one such litigation matter, and continue to vigorously defend another. See Note 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding these matters. Future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.
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
The trading price for our common stock has a history of volatility. Our stock price ranged from $6.96 to $8.85 per share during the 52-week period ended December 31, 2013. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to the continued volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, lease exit and related charges, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. On July 3, 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we have settled the dispute with VoiceAge, similar future lawsuits could result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. The VoiceAge matter and certain other claims are described in Note 16, Commitments and Contingencies. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	86,000	August 2024, with an option to renew for two five-year periods
Seoul, Republic of Korea(1)	30,000	October 2014
Reston, Virginia(1)	29,000	September 2017

(1)	This facility is utilized only by our Mobile Entertainment segment.
In addition, we lease smaller facilities in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. For additional information regarding our obligations under leases, see Note 16, Commitments and Contingencies, in this 10-K.

Item 3.	Legal Proceedings
See Note 16, Commitments and Contingencies, in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The NASDAQ Stock Market under the symbol RNWK.
The high and low sale prices for our common stock were as follows:

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$7.90	$7.20	$11.19	$6.88
Second Quarter	7.75	7.25	10.00	8.13
Third Quarter	8.55	6.96	8.78	7.48
Fourth Quarter	8.85	7.12	8.57	6.80
As of February 28, 2014, there were approximately 160 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
In 2011 we paid a special cash dividend of $1.00 per common share to the holders of our common stock. The payment of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs. The declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future.

Comparison of 5 year cumulative total return to shareholders on RealNetworks, Inc., common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2008 and ended on December 31, 2013.

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2008, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$206,196	$258,842	$335,686	$401,733	$562,264
Cost of revenue	79,091	103,731	126,637	144,723	222,142
Impairment of deferred costs	—	—	19,962	—	—
Gross profit	127,105	155,111	189,087	257,010	340,122
Sale of patents and other technology assets, net of costs	—	116,353	—	—	—
Operating expenses:
Research and development	60,880	63,194	70,212	100,955	119,448
Sales and marketing	80,011	90,301	111,300	118,543	165,856
Advertising with related party	—	—	—	1,065	33,292
General and administrative	36,643	43,891	37,181	51,217	79,164
Impairment of goodwill	—	—	—	—	175,583
Restructuring and other charges	5,765	15,225	8,650	12,361	4,017
Lease exit and related charges (gains)	3,089	3,290	(646)	7,396	—
Loss on litigation settlements	11,525	—	—	—	—
Total operating expenses	197,913	215,901	226,697	291,537	577,360
Operating income (loss)	(70,808)	55,563	(37,610)	(34,527)	(237,238)
Other income (expense), net (A)	16,721	1,796	(6,819)	204	(2,470)
Income (loss) before income taxes	(54,087)	57,359	(44,429)	(34,323)	(239,708)
Income tax expense (benefit)	4,903	12,518	(17,329)	(36,451)	3,321
Net income (loss)	(58,990)	44,841	(27,100)	2,128	(243,029)
Net loss attributable to the noncontrolling interest in Rhapsody	—	—	—	2,910	26,265
Net income (loss) attributable to common shareholders	$(58,990)	$44,841	$(27,100)	$5,038	$(216,764)
Diluted net income (loss) per share attributable to common shareholders	$(1.66)	$1.28	$(0.79)	$0.26	$(6.55)
Shares used to compute diluted net income (loss) per share	35,553	35,122	34,185	34,013	33,653
Special cash dividend of $1.00 per common share	—	—	$136,793	—	—

(A) Includes a $21.4 million pretax gain from the sale of equity securities in 2013. See Note 5, Fair Value Measurements, in this 10-K for more details.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$226,155	$271,414	$185,072	$334,321	$384,900
Working capital	191,522	237,646	160,787	286,315	278,198
Total assets	342,781	433,897	393,397	577,936	606,883
Shareholders’ equity	268,981	342,728	286,894	425,239	375,811

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We manage our business and report our financial results in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service. Our Mobile Entertainment business generates revenue from the sale of its SaaS services, which include ringback tones, music on demand, and intercarrier messaging, and sales of technology licenses of our software products such as Helix. Our Games business revenue is derived from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments rather than retaining those expenses in our corporate segment. The allocation of these costs to our business units ensures accountability for financial and operational performance within each of our reportable segments. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services.
In 2013 our consolidated revenue declined by $52.6 million compared with 2012, due to a decrease of $19.1 million in Mobile Entertainment revenue, a $17.2 million decrease in Games revenue, and a $16.3 million decrease in RealPlayer Group revenue.
Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services. In our Games segment, our business continues to be challenged as consumer game play continues to shift from downloadable PC games to social networks and mobile devices. Since 2011, we have been focusing on developing social and mobile games and monetizing those game play experiences. In our RealPlayer Group segment, revenue is being negatively impacted due to a decline in subscribers, primarily attributable to our SuperPass product.
Over the past twelve months we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. From an organic growth perspective, we have invested in the internal development of major new products, including the August 2013 launch from our Games business of GameHouse Casino Plus with the Golden Dreams Sweepstakes feature, the September 2013 launch from our RealPlayer Group of RealPlayer Cloud, an integrated video player and cloud service, and the November 2013 launch from our Mobile Entertainment business of LISTEN, a ringback tone application and service for smartphone users. Complementing these internal development efforts, we have made certain targeted acquisitions including the second quarter 2013 acquisition of U.S.-based Slingo, Inc., creator of a highly popular social casino game that combines bingo and slots, for total cash consideration of $15.6 million. We expect this acquisition to enhance our footprint in the social casino games arena. During the third quarter, we acquired U.K.-based Muzicall Limited, a provider of ringback tone services to mobile carriers and media companies in Europe, for total cash consideration of $6.7 million. This acquisition is intended to accelerate our growth initiatives in the direct-to-consumer business within the Mobile Entertainment segment. We expect to continue to invest in our growth initiatives.

In addition to our revenue growth plans, we have continued to better align our operating expenses with our revenue profile. In line with this, during the third quarter of 2012, we initiated a restructuring that eliminated approximately 160 positions worldwide. During the third quarter of 2013, we moved our Seattle headquarters, which required certain one-time lease termination and move costs, but which has meaningfully reduced our future annual facilities cost. These and other restructuring efforts have contributed to an overall decline in our operating expenses. During the year ended December 31, 2013, our total operating expenses declined $18.0 million, compared to 2012.
Summary of Results
Consolidated results of operations were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Total revenue	$206,196	$258,842	$335,686	$(52,646)	(20)%	$(76,844)	(23)%
Cost of revenue	79,091	103,731	126,637	(24,640)	(24)%	(22,906)	(18)%
Impairment of deferred costs	—	—	19,962	—	—%	(19,962)	(100)%
Gross profit	127,105	155,111	189,087	(28,006)	(18)%	(33,976)	(18)%
Gross margin	62%	60%	56%	2%		4%
Sale of patents and other technology assets, net of costs	—	116,353	—	(116,353)	(100)%	116,353	100%
Total operating expenses	197,913	215,901	226,697	(17,988)	(8)%	(10,796)	(5)%
Operating income (loss)	$(70,808)	$55,563	$(37,610)	$(126,371)	(227)%	$93,173	248%
2013 compared with 2012
Revenue decreased by $52.6 million, or 20%. The reduction in revenue resulted from a decline of $19.1 million in our Mobile Entertainment segment, a decline of $17.2 million in our Games segment, and a decline of $16.3 million in our RealPlayer Group segment, due to the factors described above. Gross margin increased to 62% from 60%, primarily as a result of lower personnel and related costs that resulted from our ongoing expense alignment efforts. Operating expenses decreased by $18.0 million primarily due to reductions in personnel and related costs that resulted from our ongoing expense alignment efforts.
2012 compared with 2011
Revenue decreased by $76.8 million, or 23%. The reduction in revenue resulted from a decline of $35.1 million in our Mobile Entertainment segment, a decline of $30.8 million in our Games segment, and a decline of $10.9 million in our RealPlayer Group segment, due to the factors described above. Cost of revenue decreased by $22.9 million compared with the year earlier period due primarily to the decline in revenue, partially offset by a decrease of $5.5 million in royalty expense in 2011, due to a change in estimates of our accrued royalties. Operating expenses improved by $10.8 million due primarily to reduced personnel and related costs of $20.3 million and reduced marketing expenses of $6.7 million, due to our ongoing work to align our operating expenses with our revenue profile. These declines were partially offset by an increase of $10.5 million in restructuring costs and lease exit and related charges, in addition to a benefit in 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expenses during the quarter ended March 31, 2011.

Segment Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Total revenue	$75,206	$91,469	$102,378	$(16,263)	(18)%	$(10,909)	(11)%
Cost of revenue	16,220	21,544	21,534	(5,324)	(25)%	10	—%
Impairment of deferred costs	—	—	633	—	—%	(633)	(100)%
Gross profit	58,986	69,925	80,211	(10,939)	(16)%	(10,286)	(13)%
Gross margin	78%	76%	78%	2%		(2)%
Total operating expenses	60,484	55,223	59,829	5,261	10%	(4,606)	(8)%
Operating income (loss)	$(1,498)	$14,702	$20,382	$(16,200)	(110)%	$(5,680)	(28)%
2013 compared with 2012

Total RealPlayer Group revenue decreased by $16.3 million, or 18%. This decrease was primarily a result of lower subscriptions revenue of $11.8 million due to fewer subscribers, primarily attributable to our SuperPass product.
Gross margin increased by 2 percentage points, due primarily to a higher proportion of lower margin revenue in the prior year. Operating expenses increased by $5.3 million. Personnel and related costs increased $5.2 million, primarily due to investment in our new RealPlayer Cloud service.
2012 compared with 2011
Revenue decreased by $10.9 million, or 11%. This decrease was due primarily to a decline in subscriptions revenue, mainly from our SuperPass product, of $8.9 million. Operating expenses decreased by $4.6 million, due primarily to reductions in personnel and related costs of $7.6 million, which resulted from our ongoing work to align our operating expenses with our revenue profile. Partially offsetting these decreases was increased expense of $1.3 million related to the expense in 2012 for the final settlement of the Washington State Attorney General's office matter, as disclosed in the 2012 10K, in addition to increased marketing spend of $0.8 million.
Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Total revenue	$81,181	$100,318	$135,452	$(19,137)	(19)%	$(35,134)	(26)%
Cost of revenue	47,608	57,670	74,524	(10,062)	(17)%	(16,854)	(23)%
Impairment of deferred costs	—	—	19,329	—	—%	(19,329)	(100)%
Gross profit	33,573	42,648	41,599	(9,075)	(21)%	1,049	3%
Gross margin	41%	43%	31%	(2)%		12%
Total operating expenses	35,839	52,614	61,921	(16,775)	(32)%	(9,307)	(15)%
Operating income (loss)	$(2,266)	$(9,966)	$(20,322)	$7,700	77%	$10,356	51%

2013 compared with 2012
In the quarter ended September 30, 2013, we acquired Muzicall, a ringback tone company based in London, for total cash consideration of $6.7 million. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Mobile Entertainment revenue decreased by $19.1 million, or 19%. This decrease was primarily due to reduced revenue from our SaaS offerings of $16.0 million, resulting from $17.0 million of lost revenue upon the termination of certain SaaS contracts over the last six quarters. Slightly offsetting this decrease was an increase in ringback tones revenue of $2.1 million, resulting from our purchase of Muzicall.
Gross margin declined by 2 percentage points, due primarily to a higher proportion of lower margin revenue, such as music on demand, in the current year. Operating expenses declined by $16.8 million primarily due to reductions in personnel and related costs of $17.2 million that resulted in part from the termination of certain SaaS contracts mentioned above, as well as from our ongoing expense alignment efforts. Partially offsetting these declines was an increase in total operating expense of $2.5 million as a result of the acquisition of Muzicall in 2013.

2012 compared with 2011
Total Mobile Entertainment revenue decreased by $35.1 million, or 26%. This decrease was primarily due to reduced revenue from our SaaS offerings of $29.1 million. The decline in SaaS revenue was due primarily to a $24.3 million decline in our ringback tone, intercarrier messaging and video on demand revenues due to both fewer subscribers and lower contract prices. In addition, revenue from systems integration declined $4.0 million.
Gross margin increased primarily due to the impairments of deferred costs of $19.3 million within the year ended December 31, 2011, related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Operating expenses decreased by $9.3 million primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.
Games
Games segment results of operations were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Total revenue	$49,809	$67,055	$97,856	$(17,246)	(26)%	$(30,801)	(31)%
Cost of revenue	13,359	21,828	30,835	(8,469)	(39)%	(9,007)	(29)%
Gross profit	36,450	45,227	67,021	(8,777)	(19)%	(21,794)	(33)%
Gross margin	73%	67%	68%	6%		(1)%
Total operating expenses	47,177	51,890	62,595	(4,713)	(9)%	(10,705)	(17)%
Operating income (loss)	$(10,727)	$(6,663)	$4,426	$(4,064)	(61)%	$(11,089)	(251)%
2013 compared with 2012
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
Games revenue decreased by $17.2 million, or 26%. Lower revenue from license sales, subscription products, and advertising contributed $8.3 million, $5.8 million, and $4.3 million, respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $2.1 million in games revenue as a result of the acquisition of Slingo.
Cost of revenue decreased by $8.5 million, or 39%. The decrease was due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margin increased due to both lower margin projects that occurred in the prior year periods, in addition to lower personnel and related costs in the current period resulting from our ongoing expense alignment efforts.
Operating expenses decreased by $4.7 million, or 9%. The decrease was primarily due to reductions in personnel and related costs of $5.5 million, and reductions in marketing expense of $1.9 million. Partially offsetting these declines was an increase in total operating expense of $3.9 million as a result of the acquisition and investment in new products related to Slingo.
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
Operating expenses decreased by $10.7 million, or 17%. The decrease was primarily due to reductions in marketing expenses of $7.2 million, primarily related to our non-social games, in addition to reductions in personnel and related costs of $2.4 million.
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

Corporate segment results of operations were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Cost of revenue	$1,904	$2,689	$(256)	$(785)	(29)%	$2,945	NM
Gain on sale of patents and other technology assets, net of costs	—	116,353	—	(116,353)	(100)%	116,353	100%
Total operating expenses	54,413	56,174	42,352	(1,761)	(3)%	13,822	33%
Operating income (loss)	$(56,317)	$57,490	$(42,096)	$(113,807)	(198)%	$99,586	237%

2013 compared with 2012
The 2012 gain from the sale of patents and other technology assets to Intel Corporation of $116.4 million reflects the cash proceeds of $120.0 million in the second quarter, less $3.6 million of direct transaction expenses incurred during the first and second quarters.
Operating expenses decreased by $1.8 million, or 3%. The decrease was primarily due to reductions in personnel and related costs of $3.0 million, in addition to reduced restructuring charges of $9.7 million. Partially offsetting these decreases were the 2013 litigation settlements of $11.5 million.
2012 compared with 2011
Cost of revenue increased by $2.9 million. The increase was due primarily to a reduction in expense in 2011 from a change in estimates of our accrued royalties on our historical music business of approximately $3.6 million.
The 2012 gain from the sale of patents and other technology assets to Intel Corporation of $116.4 million reflects the cash proceeds of $120.0 million in the second quarter, less $3.6 million of direct transaction expenses incurred during the first and second quarters.
Operating expenses increased by $13.8 million, or 33%. The increase compared with 2011 was primarily due to increased restructuring costs and lease exit and related charges totaling $10.5 million, and to the impact of a benefit in 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in 2011. These increases were partially offset by reductions in personnel and related costs of $2.1 million in 2012, which resulted from our ongoing work to align our operating expenses with our revenue profile.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
Research and development	$60,880	$63,194	$70,212	$(2,314)	(4)%	$(7,018)	(10)%
Sales and marketing	80,011	90,301	111,300	(10,290)	(11)%	(20,999)	(19)%
General and administrative	36,643	43,891	37,181	(7,248)	(17)%	6,710	18%
Restructuring and other charges	5,765	15,225	8,650	(9,460)	(62)%	6,575	76%
Lease exit and related charges (gains)	3,089	3,290	(646)	(201)	(6)%	3,936	609%
Loss on litigation settlements	11,525	—	—	11,525	100%	—	—%
Total consolidated operating expenses	$197,913	$215,901	$226,697	$(17,988)	(8)%	$(10,796)	(5)%

Research and development expenses decreased by $2.3 million, or 4%, in the year-ended 2013, compared with 2012. While we continue to invest in new products, we saw an overall decrease in personnel and related costs of $3.6 million, resulting from our ongoing expense alignment efforts.
Research and development expenses, including non-cash stock-based compensation, decreased by $7.0 million, or 10%, in the year-ended 2012, compared with 2011. This decrease was primarily due to a decrease in personnel and related costs of $6.1 million.
Sales and marketing expenses, including non-cash stock-based compensation, decreased by $10.3 million, or 11%, in the year-ended 2013, compared with 2012. The decrease was due primarily to a decrease in personnel and related costs of $7.8 million resulting from our ongoing expense alignment efforts.
Sales and marketing expenses, including non-cash stock-based compensation, decreased by $21.0 million, or 19%, in the year-ended 2012, compared with 2011. The decrease was due primarily to a decrease in personnel and related costs of $13.4 million. Further contributing to the decline in sales and marketing costs was reductions in marketing expenses of $7.1 million, primarily related to our non-social games.
General and administrative expenses, including non-cash stock-based compensation, decreased by $7.2 million, or 17%, in the year-ended 2013, compared with 2012. Contributing to the decrease for the period was a decrease in personnel and related costs of $6.0 million, and to $1.3 million related to the expense in 2012 for the final settlement of the Washington State Attorney General's office matter, as disclosed in the 2012 10-K.
General and administrative expenses, including non-cash stock-based compensation, increased by $6.7 million, or 18%, in the year-ended 2012, compared with 2011. This increase was primarily due to the impact of a benefit in the first quarter of 2011 of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the prior year.
Restructuring and other charges in 2013, 2012 and 2011 consist of costs associated with the ongoing reorganization of our business operations and primarily relate to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges.
As a result of the reduction in use of RealNetworks' office space, primarily in our former corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. For additional details on these charges see Note 11, Lease Exit and Related Charges.
Loss on litigation settlements recorded during 2013 relates to settlement agreements executed in October 2013, for which we paid in full an aggregate amount of $11.5 million during the fourth quarter of 2013, as discussed in Note 16, Commitments and Contingencies.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2013	Change	2012	Change	2011
Interest income, net	$1,133	(5)%	$1,192	(23)%	$1,552
Gain (loss) on sale of equity investments,net	21,389	n/a	5,072	n/a	—
Equity in net loss of Rhapsody	(6,268)	10%	(5,709)	(28)%	(7,898)
Other income (expense), net	467	(62)%	1,241	(362)%	(473)
Total other income (expense), net	$16,721	831%	$1,796	(126)%	$(6,819)
As described further in Note 4, Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The increase in Other income (expense), net, of $14.9 million for 2013, was due primarily to the $21.4 million net Gain (loss) on sale of equity investments in 2013. This net gain was due to the sale of all our remaining shares of common stock in LoEn Entertainment, Inc. For additional details on this transaction see Note 5, Fair Value Measurements.
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
Income Taxes
During the years ended December 31, 2013, 2012, and 2011, we recognized income tax expense of $4.9 million, $12.5 million and an income tax benefit of $17.3 million, respectively, related to U.S. and foreign income taxes.
The tax expense in the year ended December 31, 2013 was largely the result of valuation allowances we recorded in certain foreign jurisdictions. The tax expense for the year ended December 31, 2012 was largely the result of the sale of certain patent assets and other technology assets to Intel Corporation for gross cash consideration of $120 million in 2012. The tax benefit in the year ended December 31, 2011 was largely the result of a release in our valuation allowance relating to significant known income expected in 2012 due to the then-pending patent sale to Intel.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $128.9 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2013. The net increase in the valuation allowance since December 31, 2012 of $38.1 million was the result of a $30.6 million increase in current year deferred tax assets for which the Company maintains a valuation allowance on, and a $7.5 million increase due to valuation allowances placed on certain non-U.S. deferred tax assets because it is not more likely than not that the deferred tax asset will be realized.

We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2013, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.
As of December 31, 2013 and 2012, we had $4.5 million and $4.0 million of unrecognized tax benefits, respectively. The increase in unrecognized tax benefits is due to federal research & development tax credit carryforward risks. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $0.4 million as of December 31, 2013 and $0.4 million as of December 31, 2012. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease our total unrecognized tax benefit by an amount up to $0.9 million.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	2013	2012	2011	2013-2012 Change	% Change	2012-2011 Change	% Change
United States	$90,250	$117,844	$162,720	$(27,594)	(23)%	$(44,876)	(28)%
Europe	38,155	56,473	74,602	(18,318)	(32)%	(18,129)	(24)%
Korea	46,601	40,467	44,261	6,134	15%	(3,794)	(9)%
Rest of World	31,190	44,058	54,103	(12,868)	(29)%	(10,045)	(19)%
Total Revenue	$206,196	$258,842	$335,686	$(52,646)	(20)%	$(76,844)	(23)%

Revenue in the U.S. declined by $27.6 million, or 23%, in the year-ended 2013, compared with 2012. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $13.0 million, lower sales of RealPlayer Group subscriptions, mainly including our SuperPass product, of $8.3 million, and lower sales of games subscriptions and licenses of $5.8 million.
Revenue in the U.S. declined by $44.9 million, or 28%, in the year-ended 2012, compared with 2011. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $19.2 million, lower sales of games subscriptions and licenses of $12.4 million, lower sales of RealPlayer Group subscriptions, primarily related to our SuperPass product, of $5.3 million, and lower intellectual property licensing revenue of $3.9 million.
Revenue in Europe decreased by $18.3 million, or 32%, in the year-ended 2013, compared with 2012. The decrease was primarily due to lower revenue from our Games segment of $9.3 million, reductions in revenue generated from our SaaS offerings of $3.3 million, and lower intellectual property license revenue of $2.8 million.
Revenue in Europe decreased by $18.1 million, or 24%, in the year-ended 2012, compared with 2011. The decrease was primarily due to lower revenue from our Games segment of $14.6 million. In addition, foreign currency fluctuations of the U.S. dollar against the euro negatively affected revenue for the twelve months ended in Europe by approximately $4.4 million.
Revenue in Korea increased by $6.1 million, or 15%, in the year-ended 2013, compared with 2012. The increase was primarily due to increased revenue from intellectual property licensing of $4.7 million. Additionally we saw increased revenue generated from our SaaS offerings of $2.6 million, due in part to increased lower margin music on demand revenue of $9.4 million, offset by declines in our other SaaS offerings of $6.8 million. These increases were partially offset by a decline in professional services revenue of $1.4 million.
Revenue in Korea decreased by $3.8 million, or 9%, in the year-ended 2012, compared with 2011. The decrease was primarily due to decreased revenue generated from our SaaS offerings and professional services of $4.6 million and $3.2 million, respectively, partially offset by an increase in intellectual property licenses of $5.0 million.
Revenue in the rest of world decreased by $12.9 million, or 29%, in the year-ended 2013, compared with 2012. The decrease was primarily due to lower revenue within our RealPlayer Group from licensing and subscriptions revenue of $4.3 million and $2.3 million, respectively, in addition to lower revenue generated from our SaaS offerings of $2.2 million.

Revenue in the rest of world decreased by $10.0 million, or 19%, in the year-ended 2012, compared with 2011. The decrease was primarily due to lower revenue generated from our SaaS offerings of $4.5 million, lower revenue from our Games segment of $1.8 million, and lower revenue from our RealPlayer Group subscriptions products of $1.5 million.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash and investments (in thousands):

	December 31,
	2013	2012
Working capital	$191,522	$237,646
Cash, cash equivalents, and short-term investments	226,155	271,414
Restricted cash and investments	3,000	10,000
The decreases in 2013 of working capital and in cash, cash equivalents, and short-term investments from December 31, 2012 were primarily due to cash used in operating activities of $49.9 million, and cash paid for acquisitions, net of cash acquired, of $22.5 million. These decreases in cash were partially offset by the cash proceeds received from the sale of our remaining shares of LoEn of $29.2 million.
The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash provided by (used in) operating activities	$(49,879)	$(33,313)	$(708)
Cash provided by (used in) investing activities	39,242	87,135	6,624
Cash provided by (used in) financing activities	(1,435)	2,807	(133,542)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
The higher amount of cash used in operating activities for 2013 compared to 2012 was primarily due to the decline in revenues of $52.6 million for 2013 compared with the prior year, which was partially offset by a decline in cost of revenue of $24.6 million for 2013. We also had a net decrease in cash of $3.6 million for the year ended December 31, 2013 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $11.7 million for the year ended December 31, 2012 related to changes in certain operating assets and liabilities.
The higher amount of cash used in operating activities for 2012 compared to 2011 was primarily due to the decline in revenues of $76.8 million for 2012 compared with 2011, which was partially offset by a decline in cost of revenue and operating expenses of $33.7 million for 2012. We also had a net decrease in cash of $11.7 million for the year ended December 31, 2012 related to changes in certain operating assets and liabilities, compared with a net decrease in cash of $5.5 million for the year ended December 31, 2011 related to changes in certain operating assets and liabilities, excluding the non-cash impact of the 2011 impairment of deferred costs.
For the year ended December 31, 2013, cash provided by investing activities of $39.2 million was due to the net cash proceeds of $29.2 million received from the sale of our remaining shares of common stock in LoEn. Further contributing to the total cash provided was sales and maturities, net of purchases, of short-term investments of $33.3 million. Offsetting these cash proceeds was cash used for the acquisition of businesses, net of cash acquired, of $22.5 million. The net cash proceeds from the sale of LoEn were invested in liquid securities in the U.S.
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
Financing activities for the year ended December 31, 2013, used cash primarily from tax payments from shares withheld upon the vesting of employee restricted stock, in addition to payment of contingent consideration relating to a previous acquisition. This was partially offset by the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan.
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
We currently have no planned significant capital expenditures for 2014 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as future credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
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
The new Seattle building lease is for an initial term of 11 years and commenced in August 2013. The annual rent is approximately $3.5 million, which includes our pro rata share of certain property operating expenses. We have the option to extend the lease for two additional five-year terms, with certain increases in base rent. The amendment to our former headquarters office lease provided for an early termination of such lease effective in three stages in 2013, and was completed as of December 31, 2013. In connection with the early termination of the lease, we paid the landlord termination payments totaling approximately $6.5 million in 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014.
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
As of December 31, 2013, approximately $26.9 million of the $226.2 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of December 31, 2013, we have not provided for U.S. federal and state income taxes on approximately $13.9 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Contractual Obligations
Please refer to Note 16, Commitments and Contingencies, for details on our contractual obligations, which consist of operating leases for office facilities. For income tax liabilities for uncertain tax positions we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2013 we had $4.6 million, including $0.1 million in interest, of gross unrecognized tax benefits for uncertain tax positions.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Valuation of equity method investments;

•	Valuation of definite-lived assets;

•	Valuation of goodwill and indefinite-lived intangible assets;

•	Stock-based compensation; and

•	Accounting for income taxes.
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
In our direct to consumer business segments, we derive revenue primarily through (1) subscriptions of SuperPass within our RealPlayer Group segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our RealPlayer Group, Mobile Entertainment, and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
Assessing the recoverability of deferred project costs is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in impairments of deferred project costs. We cannot accurately predict the amount and timing of any such impairments. Should the value of deferred project costs become impaired, we would record the appropriate charge, which could have a material adverse effect on our financial condition or results of operations.
Estimating Allowances for Doubtful Accounts and Sales Returns. We make estimates of the uncollectible portion of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates are made and used in connection with establishing allowances for doubtful accounts and sales returns. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment.
We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment.
We evaluate impairment of an investment valued under the equity method if events and circumstances warrant. An impairment charge would be recorded if a decline in value of an equity investment below its carrying amount were determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Valuation of Definite-Lived Assets. Definite-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Definite-lived assets are amortized on a straight line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period.
Valuation of Goodwill and Indefinite-Lived Intangible Assets.  We test goodwill for impairment on an annual basis, in our fourth quarter, or more frequently if circumstances indicate reporting unit carrying values may exceed their fair values. Circumstances that may indicate a reporting unit's carrying value exceeds its fair value include, but are not limited to: poor economic performance relative to historical or projected future operating results; significant negative industry, economic or company specific trends; changes in the manner of our use of the assets or the plans for our business; and loss of key personnel. Due to the ongoing difficult economic environment and the decline in revenues in our businesses, we continue to monitor whether there could be potential impairment of goodwill.
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
We evaluate indefinite-lived intangible assets (primarily tradenames and trademarks) for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible assets is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible assets is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the intangible assets. If the carrying amount of the intangible assets exceeds the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. Significant judgments and estimates are required in assessing the fair value of the indefinite-lived intangible assets. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.
Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period, which is the vesting period. For stock options, the fair value is calculated by the Black-Scholes option-pricing model or other appropriate valuation models. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. For all awards, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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
As of December 31, 2013, $26.9 million of the $226.2 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of December 31, 2013, we have not provided for U.S. federal and state income taxes on approximately $13.9 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Recently Issued Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the year December 31, 2013 to be implemented that are of significance or potential significance to RealNetworks.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended December 31, 2013. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2013, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2013, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in this 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the relate impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries. Some of our unhedged exposures are recorded in our statement of operations on a mark-to-market basis each quarter, so to the extent we continue to experience adverse economic conditions, we may record losses related to such unhedged exposures in future periods that may have a material adverse effect on our financial condition and results of operations.
Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of December 31, 2013 would not result in more than a nominal amount of unrealized gain or loss.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$151,235	$163,198
Short-term investments	74,920	108,216
Trade accounts receivable, net of allowances	24,613	30,754
Deferred costs, current portion	1,601	825
Deferred tax assets, current portion	306	2,869
Prepaid expenses and other current assets	9,124	17,002
Total current assets	261,799	322,864
Equipment, software, and leasehold improvements, at cost:
Equipment and software	86,721	98,041
Leasehold improvements	3,482	22,767
Total equipment, software, and leasehold improvements, at cost	90,203	120,808
Less accumulated depreciation and amortization	67,031	91,492
Net equipment, software, and leasehold improvements	23,172	29,316
Restricted cash equivalents and investments	3,000	10,000
Equity method investment	12,473	19,204
Available for sale securities	7,181	34,334
Other assets	2,332	3,153
Deferred costs, non-current portion	946	531
Deferred tax assets, net, non-current portion	1,409	4,911
Other intangible assets, net	12,993	3,275
Goodwill	17,476	6,309
Total assets	$342,781	$433,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,987	$19,013
Accrued and other current liabilities	42,792	57,530
Deferred revenue, current portion	7,498	8,675
Total current liabilities	70,277	85,218
Deferred revenue, non-current portion	166	169
Deferred rent	1,318	2,250
Deferred tax liabilities, net, non-current portion	1,556	432
Other long-term liabilities	483	3,100
Total liabilities	73,800	91,169
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,833 shares in 2013 and 35,324 shares in 2012	36	35
Additional paid-in capital	610,167	603,770
Accumulated other comprehensive loss	(47,695)	(26,540)
Retained deficit	(293,527)	(234,537)
Total shareholders’ equity	268,981	342,728
Total liabilities and shareholders’ equity	$342,781	$433,897
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenue (A)	$206,196	$258,842	$335,686
Cost of revenue (B)	79,091	103,731	126,637
Impairment of deferred costs	—	—	19,962
Gross profit	127,105	155,111	189,087
Sale of patents and other technology assets, net of costs	—	116,353	—
Operating expenses:
Research and development	60,880	63,194	70,212
Sales and marketing	80,011	90,301	111,300
General and administrative	36,643	43,891	37,181
Restructuring and other charges	5,765	15,225	8,650
Lease exit and related charges (gains)	3,089	3,290	(646)
Loss on litigation settlements	11,525	—	—
Total operating expenses	197,913	215,901	226,697
Operating income (loss)	(70,808)	55,563	(37,610)
Other income (expenses):
Interest income, net	1,133	1,192	1,552
Gain on sale of equity and other investments, net	21,389	5,072	—
Equity in net loss of Rhapsody investment	(6,268)	(5,709)	(7,898)
Other income (expense), net	467	1,241	(473)
Total other income (expenses), net	16,721	1,796	(6,819)
Income (loss) before income taxes	(54,087)	57,359	(44,429)
Income tax expense (benefit)	4,903	12,518	(17,329)
Net income (loss) attributable to common shareholders	$(58,990)	$44,841	$(27,100)
Basic net income (loss) per share attributable to common shareholders	$(1.66)	$1.29	$(0.79)
Diluted net income (loss) per share attributable to common shareholders	$(1.66)	$1.28	$(0.79)
Shares used to compute basic net income (loss) per share	35,553	34,873	34,185
Shares used to compute diluted net income (loss) per share	35,553	35,122	34,185
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(20,288)	$(633)	$9,459
Foreign currency translation adjustments, net of reclassification adjustments	(867)	(1,023)	(1,800)
Total other comprehensive income (loss)	(21,155)	(1,656)	7,659
Net income (loss)	(58,990)	44,841	(27,100)
Comprehensive income (loss)	$(80,145)	$43,185	$(19,441)
(A) Components of net revenue:
License fees	$43,709	$56,640	$69,644
Service revenue	162,487	202,202	266,042
	$206,196	$258,842	$335,686
(B) Components of cost of revenue:
License fees	$8,538	$11,689	$17,794
Service revenue	70,553	92,042	108,843
	$79,091	$103,731	$126,637
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(58,990)	$44,841	$(27,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,748	16,959	16,895
Stock-based compensation	7,468	8,123	11,747
Loss (gain) on asset disposal	—	2,509	(62)
Equity in net loss of Rhapsody	6,268	5,709	7,898
Excess tax benefit from stock option exercises	—	—	(74)
Lease exit and related charges (gains)	1,421	3,290	(646)
Deferred income taxes, net	676	20,324	(23,985)
Gain on sale of patent and other technology assets, net of costs of $3,647	—	(116,353)	—
Gain on sale of equity and other investments, net	(21,389)	(5,072)	—
Realized translation gain	(571)	(1,966)	—
Other	51	—	114
Net change in certain operating assets and liabilities:
Trade accounts receivable	8,442	11,163	6,835
Prepaid expenses and other assets	8,112	(986)	43,169
Accounts payable	321	549	(14,601)
Accrued and other liabilities	(20,436)	(22,403)	(20,898)
Net cash provided by (used in) operating activities	(49,879)	(33,313)	(708)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(7,727)	(7,170)	(9,873)
Proceeds from sale of patents and other technology assets, net of costs of $3,647	—	116,353	—
Proceeds from sale of equity and other investments	29,153	7,261	—
Purchases of short-term investments	(131,690)	(116,963)	(96,841)
Proceeds from sales and maturities of short-term investments	164,986	87,487	116,405
Decrease in restricted cash equivalents and investments	10,000	167	—
Increase in restricted cash equivalents and investments	(3,000)	—	(179)
Acquisitions of businesses, net of cash acquired	(22,480)	—	(2,888)
Net cash provided by (used in) investing activities	39,242	87,135	6,624
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	594	3,802	3,177
Common stock cash dividend paid	—	—	(136,793)
Tax payments from shares withheld upon vesting of restricted stock	(1,201)	(995)	—
Excess tax benefit from stock option exercises	—	—	74
Payment of contingent consideration	(828)	—	—
Net cash provided by (used in) financing activities	(1,435)	2,807	(133,542)
Effect of exchange rate changes on cash and cash equivalents	109	236	(2,059)
Net increase (decrease) in cash and cash equivalents	(11,963)	56,865	(129,685)
Cash and cash equivalents, beginning of year	163,198	106,333	236,018
Cash and cash equivalents, end of year	$151,235	$163,198	$106,333
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$8,405	$456	$10,166
Cash paid for income taxes	$4,600	$3,296	$6,284
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$335	$212	$—
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount

Balances, December 31, 2010	34,021	$34	$710,026	$(32,543)	$(252,278)	$425,239
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	401	—	3,029	—	—	3,029
Common Stock cash dividend paid	—	—	(136,793)	—	—	(136,793)
Stock-based compensation	—	—	11,747	—	—	11,747
Other comprehensive income (loss)	—	—	—	7,659	—	7,659
Share of Rhapsody equity transactions	—	—	3,113	—	—	3,113
Net income (loss)	—	—	—	—	(27,100)	(27,100)
Balances, December 31, 2011	34,422	$34	$591,122	$(24,884)	$(279,378)	$286,894
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	902	1	2,807	—	—	2,808
Share of Rhapsody equity transactions	—	—	1,718	—	—	1,718
Stock-based compensation	—	—	8,123	—	—	8,123
Other comprehensive income (loss)	—	—	—	(1,656)	—	(1,656)
Net income (loss)	—	—	—	—	44,841	44,841
Balances, December 31, 2012	35,324	$35	$603,770	$(26,540)	$(234,537)	$342,728
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	509	1	(608)	—	—	(607)
Share of Rhapsody equity transactions	—	—	(463)	—	—	(463)
Stock-based compensation	—	—	7,468	—	—	7,468
Other comprehensive income (loss)	—	—	—	(21,155)	—	(21,155)
Net income (loss)	—	—	—	—	(58,990)	(58,990)
Balances, December 31, 2013	35,833	$36	$610,167	$(47,695)	$(293,527)	$268,981
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011

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
In this Annual Report on Form 10-K for the year ended December 31, 2013 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent periods.
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
2012 Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel) pursuant to an Asset Purchase Agreement. Intel acquired the assets for a gross cash purchase price of $120.0 million. In addition, pursuant to the license agreement, (the “License Agreement”), between Intel and the Company, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the License Agreement) and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses. The transferability of the License Agreement is limited in the event of a change of control or character of the Company, as set forth in the License Agreement. The proceeds, net of related direct costs, of $116.4 million were recorded as a gain in the statement of operations.
2011 Special Dividend and Reverse Stock Split. In 2011, the Company’s Board of Directors approved the payment of a special cash dividend of $1.00 per common share (total cash payment of $136.8 million) and a one-for-four reverse stock split of our common stock. All information related to common stock, stock options, restricted stock units and earnings per share was retroactively adjusted in 2011 to give effect to the special cash dividend and the reverse stock split.
Reclassifications.    Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation. These reclassifications had no effect on our consolidated financial position, results of operations, or cash flows.
Cash and Cash Equivalents, Short-Term Investments, and Available-for-Sale Securities.    We consider all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.
We have classified as available-for-sale all marketable debt and equity securities for which there is determinable fair market value and there are no restrictions on our ability to sell. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) (AOCI) in shareholders' equity, net of any applicable income taxes. Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.
Trade Accounts Receivable.    Trade accounts receivable consist of amounts due from customers and do not bear interest. The allowance for doubtful accounts and sales returns is our best estimate of the amount of probable credit losses and returns in our existing accounts receivable. We determine the allowances based on analysis of historical bad debts, customer concentrations, customer credit-worthiness, return history and current economic trends. We review the allowances for doubtful accounts and sales returns quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
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
Depreciation and Amortization.    Depreciation of equipment, software, and amortization of leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease term. The useful life of equipment and software is generally three to five years.
Depreciation and amortization expense of these assets during the years ended December 31, 2013, 2012, and 2011 was $14.3 million, $12.9 million, and $12.8 million, respectively.
Equity Method Investments.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment.
We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment.
We evaluate impairment of an investment accounted for under the equity method if events and circumstances warrant. An impairment charge would be recorded if a decline in value of an equity investment below its carrying amount were determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.
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
We recognize such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue. Assessing the recoverability of deferred costs is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in impairments of deferred project costs and prepaid royalty advances. We cannot accurately predict the amount and timing of any such impairments. Should the value of deferred project costs or prepaid royalty advances become impaired, we would record the appropriate charge, which could have a material adverse effect on our financial condition or results of operations.
As of December 31, 2011, we determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, in 2011 we impaired $16.7 million in deferred project costs and an additional $3.3 million of equipment and software assets that related solely to these projects. The $20.0 million charge in 2011 was included in impairment of deferred costs in the accompanying consolidated statements of operations and comprehensive income (loss). No such charges were incurred in 2013 or 2012.
Definite-Lived Tangible and Intangible Assets.    Definite-lived tangible assets include equipment, software and leasehold improvements, and are depreciated/amortized over their useful lives, as described above. Definite-lived intangible assets consist primarily of the fair value of customer agreements and contracts, and developed technology acquired in business combinations. These assets are amortized on a straight line basis over one to eleven years, which approximates their estimated useful lives.

We review these assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset group over its estimated fair value, which is generally determined as the present value of estimated future cash flows. The impairment analysis is based on significant assumptions of future results made by us, including operating and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to record an impairment charge in future periods.
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
Indefinite-Lived Intangible Assets.    We evaluate indefinite-lived intangible assets (primarily tradenames and trademarks) for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible assets is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible assets is not more likely than not greater than its carrying amount, we calculate the estimated fair value of the intangible assets. If the carrying amount of the intangible assets exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. Significant judgment is required in assessing fair value of the indefinite-lived intangible assets.
Fair Value.    We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis. Fair value is the price that would be received from selling an asset or paid in transfering a liability in an orderly transaction between market participants at the measurement date. Our fair value measurements consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
The fair value is determined based on three levels of inputs:

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
Non-software revenue arrangements containing multiple elements are divided into separate units of accounting, after being evaluated for specific criteria. If the criteria for separation are met, revenue is allocated to the individual units using the relative fair value method. If the criteria are not met, the elements are treated as one unit of accounting and revenue recognition is delayed until all elements have been delivered. In the case of revenue arrangements containing software, elements are divided into separate units of accounting only when vendor-specific objective evidence has been established. In cases where vendor-specific objective evidence has not been established, undelivered elements are combined into one unit of accounting and are not recognized in revenue until all elements have been delivered.
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $30.6 million in 2013, $31.7 million in 2012 and $35.7 million in 2011.
Foreign Currency.    The functional currency of the Company’s foreign subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in AOCI in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.
Derivative Financial Instruments.    We conduct business internationally in several currencies and thus we are exposed to adverse movements in foreign currency exchange rates. A portion of these risks may be managed through the use of financial derivatives, but fluctuations in foreign exchange rates could impact our results of operations and financial position. Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
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
All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a hedge, then depending on the nature of the hedge, changes in fair value will either be recorded immediately in results of operations, or be recognized in AOCI until the hedged item is recognized in results of operations.
We had nominal amounts of derivatives outstanding at either December 31, 2013 or 2012.
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
Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair value of stock-based option awards. The fair value of restricted stock awards is based on the closing market price of our common stock on the award date. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved, however if the likelihood becomes improbable, that expense is reversed. We recognize the compensation cost for awards on a straight-line basis for the entire award, over the applicable vesting period. For our employee stock purchase plan, compensation expense is measured based on the discount the employee is entitled to upon purchase.
The valuation models for stock-based option awards require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for new awards may differ materially in the future from the amounts recorded in the consolidated statements of operations. For all awards, we also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates and ultimately record stock-based compensation expense only for those awards that vest.
Net Income Per Share.    Basic net income (loss) per share (EPS) available to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS available to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common and dilutive potential common shares outstanding during the period.
Note 2.     Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 to be implemented that are of significance or potential significance to RealNetworks.
Note 3. Acquisitions
In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible assets and liabilities recognized, which are not significant, along with the intangible assets and liabilities recognized, are all reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million is related to tradenames and trademarks determined to have indefinite useful lives and will be evaluated annually in our fourth quarter for impairment, or more frequently, if circumstances indicate an impairment may exist. The remaining $3.5 million includes developed game technology and existing customer relationships with finite lives, and will be amortized over their useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.9 million has been recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and is primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes. For the twelve months ended December 31, 2013, the amount of revenue and income (loss) before income taxes from this acquired business was not significant. We expect this acquisition to enhance our footprint in the social casino games arena.

In the quarter ended September 30, 2013, we acquired 100% of the voting interests in Muzicall Limited, a ringback tone company based in London, for total cash consideration of $6.7 million. The tangible and intangible assets and liabilities recognized are reported in the Mobile Entertainment segment. The identifiable intangible assets associated with the acquisition totaled $5.4 million, and include tradenames and trademarks, developed technology, user base and carrier relationships. All identifiable intangible assets from this acquisition have finite lives, and will be amortized over their useful lives. We recorded a net deferred tax asset of $3.4 million related to the assets acquired, and a full valuation allowance. Goodwill totaling $1.3 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and is primarily related to the assembled workforce and expected synergies in the ringback tone industry. The goodwill is not deductible for income tax purposes. For the twelve months ended December 31, 2013, the amount of revenue and income (loss) before income taxes from this acquired business was not significant. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Note 4.     Rhapsody Joint Venture
As of December 31, 2013 we owned approximately 45% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
Rhapsody was initially formed in 2007 as a joint venture between RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of Rhapsody. Subsequent to the restructuring transaction, we have accounted for our investment in Rhapsody using the equity method of accounting.
As part of the restructuring transaction, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events.
Subsequent to the restructuring transaction, RealNetworks provided certain operational transition services to Rhapsody. These transition services were completed in 2013, and are discussed further in Note 19, Related Party Transactions.
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
As of December 31, 2013 the carrying value of our investment in Rhapsody was $12.5 million.
We recorded our share of losses in the operations of Rhapsody of $6.3 million, $5.7 million, and $7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net revenue	$140,596	$143,674	$127,184
Gross profit	34,141	36,260	39,137
Net loss	(14,663)	(12,228)	(13,580)

	As of December 31, 2013	As of December 31, 2012
Current assets	$31,245	$34,035
Non-current assets	17,305	19,688
Current liabilities	46,458	36,756
Non-current liabilities	—	—

Note 5.     Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis

The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2013				December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$46,978	$—	$—	$46,978	$46,978
Money market funds	1	26,913	—	26,914	26,914
Corporate notes and bonds	—	77,043	—	77,043	77,044
U.S. government agency securities	—	300	—	300	300
Total cash and cash equivalents	46,979	104,256	—	151,235	151,236
Short-term investments:
Corporate notes and bonds	—	59,766	—	59,766	59,713
U.S. government agency securities	14,077	1,077	—	15,154	15,159
Total short-term investments	14,077	60,843	—	74,920	74,872
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investments in publicly traded securities	7,181	—	—	7,181	842
Total	$68,237	$168,099	$—	$236,336	$229,950

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2012				December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$71,283	$—	$—	$71,283	$71,283
Money market funds	—	10,680	—	10,680	10,680
Corporate notes and bonds	—	81,235	—	81,235	81,237
Total cash and cash equivalents	71,283	91,915	—	163,198	163,200
Short-term investments:
Corporate notes and bonds	—	65,502	—	65,502	65,426
U.S. government agency securities	42,113	601	—	42,714	42,693
Total short-term investments	42,113	66,103	—	108,216	108,119
Restricted cash equivalents and investments	—	10,000	—	10,000	10,000
Equity investments in publicly traded securities	34,334	—	—	34,334	8,609
Total	$147,730	$168,018	$—	$315,748	$289,928
Restricted cash equivalents and investments amounts as of December 31, 2013, and December 31, 2012 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for 2013, 2012, and 2011 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of December 31, 2013 and December 31, 2012 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of December 31, 2013 (in thousands):

Estimated Fair Value
Within one year	$47,693
Between one year and five years	27,227
Total short-term investments	$74,920
Our equity investments in publicly traded companies as of December 31, 2013 consisted of J-Stream Inc., a Japanese media services company. As of December 31, 2012, this balance consisted of J-Stream Inc., and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale.
In November 2013 we sold all of our remaining shares of common stock in LoEn for cash proceeds of $29.2 million, net of transaction costs, and recorded a pretax gain on sale of $21.4 million in Other income (expense), net, in the consolidated statement of operations.
For the year ended December 31, 2012 we sold a portion of the LoEn shares we held, resulting in cash proceeds of $6.4 million and a pre-tax gain of $4.3 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 1, Description of Business and Summary of Significant Accounting Policies - Deferred Costs, for a discussion of the 2011 impairment charges related to deferred project costs. See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$1,010	$1,445	$1,529
Addition (reduction) to allowance	(2)	76	693
Amounts written off	(83)	(529)	(742)
Effects of foreign currency translation	41	18	(35)
Balance, end of year	$966	$1,010	$1,445
Activity in the allowance for sales returns (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$653	$668	$1,039
Addition (reduction) to allowance	(64)	153	939
Amounts written off	(21)	(168)	(1,311)
Effects of foreign currency translation	1	—	1
Balance, end of year	$569	$653	$668
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$1,535	$1,663	$2,113
One customer accounted for 17% of trade accounts receivable as of December 31, 2013. No one customer accounted for more than 10% of trade accounts receivable as of December 31, 2012.
One customer accounted for approximately 13% or $27.0 million, of consolidated revenue during the year ended December 31, 2013. The revenue from this customer is reflected in our RealPlayer Group and Games segments. One other customer accounted for approximately 13% or $26.4 million, of consolidated revenue during the year ended December 31, 2013, in our Mobile Entertainment segment. One customer accounted for 11%, or $27.7 million, of total revenue during the year ended December 31, 2012, in our RealPlayer and Games segments. No one customer accounted for more than 10% of total revenue during the year ended December 31, 2011.

Note 7.	Other Intangible Assets
Other intangible assets (in thousands):

	As of December 31,
	2013			2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$35,156	$31,262	$3,894	$30,831	$28,211	$2,620
Developed technology	29,097	25,039	4,058	24,532	23,885	647
Patents, trademarks and tradenames	4,021	3,627	394	—	—	—
Service contracts	5,679	5,532	147	5,467	5,459	8
	73,953	65,460	8,493	60,830	57,555	3,275
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	—	—	—
Total	$78,453	$65,460	$12,993	$60,830	$57,555	$3,275

For current year increases in other intangible assets, see Note 3, Acquisitions, for details on our acquisitions of Slingo, a social casino games business, in the quarter ended June 30, 2013, and Muzicall, a ringback tone business, in the quarter ended September 30, 2013.
Amortization expense related to other intangible assets during the years ended December 31, 2013, 2012, and 2011 was $4.4 million, $4.1 million, and $4.1 million, respectively.
As of December 31, 2013, estimated future amortization of other intangible assets was (in thousands):

2014	$3,131
2015	2,165
2016	1,489
2017	695
2018	193
Thereafter	820
Total	$8,493
No impairments of other intangible assets were recognized in 2013, 2012 or 2011.

Note 8.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2013	2012
Balance, beginning of year
Goodwill	$316,962	$316,851
Accumulated impairment losses	(310,653)	(310,653)
	6,309	6,198

Increases due to current year acquisitions	11,463	—
Effects of foreign currency translation	(296)	111
	11,167	111
Balance, end of year
Goodwill	328,129	316,962
Accumulated impairment losses	(310,653)	(310,653)
	$17,476	$6,309
Goodwill by segment (in thousands):

	December 31,
	2013	2012
RealPlayer Group	$580	$580
Mobile Entertainment	2,119	779
Games	14,777	4,950
Total goodwill	$17,476	$6,309
For current year increases in goodwill, see Note 3, Acquisitions, for details on our acquisitions of Slingo, a social casino games business, in the quarter ended June 30, 2013, and Muzicall, a ringback tone business, in the quarter ended September 30, 2013.
No impairments of goodwill were recorded in 2013, 2012, or 2011.

Note 9.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2013	December 31, 2012
Royalties and other fulfillment costs	$16,467	$19,435
Employee compensation, commissions and benefits	10,060	13,368
Sales, VAT and other taxes payable	7,237	10,959
Deferred tax liabilities—current	899	3,894
Accrued lease exit and related charges	254	2,463
Other	7,875	7,411
Total accrued and other current liabilities	$42,792	$57,530

Note 10.	Restructuring Charges
Restructuring and other charges in 2013, 2012 and 2011 consist of costs associated with the ongoing reorganization of our business operations and focus on aligning our operating expenses with our revenue profile. The expense amounts in all three years primarily relate to severance costs due to workforce reductions.
In the third quarter of 2012, we announced the elimination of approximately 160 positions worldwide, which was concluded as of the second quarter of 2013. In the second half of 2013, we incurred additional restructuring charges for additional headcount reductions resulting from the termination of certain SaaS contracts. We expect this activity to be complete during the first half of 2014. These costs are classified as Employee Separation Costs in the table below.

In addition, we also incurred restructuring charges during 2013 related to the relocation of our Seattle headquarters totaling $1.8 million, which is classified as Asset Related and Other Costs in the table below. Of this amount, $0.3 million was unpaid at December 31, 2013. For details on other costs associated with the termination of our Seattle headquarters lease see Note 11, Lease exit and related charges.
Details of restructuring charges for the years ended December 31, 2013, 2012, and 2011 are shown in the table below (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the year ended December 31, 2013	$3,961	$—	$1,804	$5,765
Costs incurred and charged to expense for the year ended December 31, 2012	$9,052	$3,629	$2,544	$15,225
Costs incurred and charged to expense for the year ended December 31, 2011	$7,739	$—	$911	$8,650

Changes to the accrued restructuring liability for 2013 (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2012	$731	$1,700	$2,431
Costs incurred and charged to expense for the year ended December 31, 2013	3,961	—	3,961
Cash payments	(3,936)	(1,700)	(5,636)
Accrued liability as of December 31, 2013	$756	$—	$756
The amount accrued at December 31, 2013 for employee separation includes costs for those employees who were separated in the year ended December 31, 2013 and are expected to be paid out in the first quarter of 2014. This accrued liability is included within the Accrued and other current liabilities line item on the Consolidated Balance Sheets.

Note 11.	Lease Exit and Related Charges
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
The amendment to our former headquarters office lease provided for an early termination of such lease effective in three stages, with the termination of a majority of the premises on August 31, 2013, and the final stage being complete by December 31, 2013. Prior to the execution of the amendment, the lease had been scheduled to expire in September 2014. In the year ended December 31, 2013, in connection with the early termination of the lease, we paid the landlord $6.5 million in fees. The initial payment of $3.2 million was expensed and paid within the second quarter of 2013, and is therefore not included in the rollforward below. The subsequent payments of $3.3 million were accrued in the second quarter of 2013 and subsequently paid in the second half of 2013, and are included in the rollforward of the accrued loss below.
Changes to the accrued loss on excess office facilities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Accrued loss, beginning of year	$4,213	$2,747	$4,524
Additions and adjustments to the lease loss accrual, including sublease income estimate revision, and related asset write-downs	1,421	3,290	(646)
Less write-down of leasehold improvements	—	(496)	—
Less amounts paid, net of sublease income	(5,380)	(1,328)	(1,131)
Accrued loss, end of year	254	4,213	2,747
Less current portion (included in Accrued and other current liabilities)	(254)	(2,463)	(596)
Accrued loss, non-current portion (included in Other long term liabilities)	$—	$1,750	$2,151

Note 12.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Years Ended December 31,
	2013	2012	2011
Investments
Accumulated other comprehensive income (loss), beginning of period	$26,685	$27,318	$17,859
Unrealized gains (losses), net of tax effects of $(54), $0 and $0	2,121	3,313	9,459
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $(800), $0 and $0	(22,409)	(3,946)	—
Net current period other comprehensive income	(20,288)	(633)	9,459
Accumulated other comprehensive income (loss) balance, end of period	$6,397	$26,685	$27,318
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(53,225)	$(52,202)	$(50,402)
Translation adjustments	(296)	943	(1,800)
Reclassification adjustments for losses (gains) included in other income (expense)	(571)	(1,966)	—
Net current period other comprehensive income	(867)	(1,023)	(1,800)
Accumulated other comprehensive income (loss) balance, end of period	$(54,092)	$(53,225)	$(52,202)
Total accumulated other comprehensive income (loss), end of period	$(47,695)	$(26,540)	$(24,884)

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

Note 13.	Employee Stock and Benefit Plans
Equity Compensation Plans.  Under our equity incentive plans we may grant various types of equity awards to employees and Directors. We have granted time-vest and performance-vest stock options and time-vest and performance-vest restricted stock. Generally, options vest based on continuous employment, over a four-year period. The options generally expire in either seven or ten years from the date of grant and are exercisable at the market value of the common stock at the grant date. Time-vest restricted stock awards generally vest based on continuous employment over a two or four-year period. Performance-based awards vest if the specified performance targets are met and the grantee remains employed over the required period. The performance targets for these awards are generally based on the achievement of company-specific financial results. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved.
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2013 there were 2.4 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. We also have an employee stock purchase plan, under which 0.5 million shares of common stock are authorized for future issuance as of December 31, 2013.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total stock-based compensation expense	$7,468	$8,123	$11,747
The total stock-based compensation amounts disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations, including amounts that are reported in Restructuring and other charges. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2013, 2012, or 2011. As of December 31, 2013, we had $12.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
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
 The fair value of options granted was determined using the Black-Scholes model and used the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.86%	0.50%	1.31%
Expected term (years)	4.3	4.2	4.0
Volatility	48%	58%	54%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2010	87	$12.04
Granted	520	9.40
Vested	(94)	11.58	$1,078
Forfeited/Canceled	(50)	9.59
Nonvested shares, December 31, 2011	463	$9.42
Granted	1,536	8.70
Vested	(437)	9.47	$4,106
Forfeited/Canceled	(313)	9.42
Nonvested shares, December 31, 2012	1,249	$8.52
Granted	232	7.18
Vested	(581)	9.13	$4,438
Forfeited/Canceled	(410)	7.74
Nonvested shares, December 31, 2013	490	$7.80

At December 31, 2013 the aggregate intrinsic value of restricted stock awards was $3.7 million and the weighted average remaining contractual term was approximately 1 year.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	5,559	$19.68
Options granted at common stock price	2,250	9.54	$5.08
Options exercised	(210)	10.57
Options cancelled	(1,234)	14.72
Outstanding, December 31, 2011	6,365	$14.24
Options granted at common stock price	1,422	8.29	$3.71
Options exercised	(466)	6.61
Options cancelled	(2,787)	12.76
Outstanding, December 31, 2012	4,534	$14.07
Options granted at common stock price	3,578	7.56	$2.93
Options exercised	(24)	5.56
Options cancelled	(1,463)	15.76
Outstanding, December 31, 2013	6,625	$10.21
Exercisable, December 31, 2013	2,293	$14.82
Vested and expected to vest, December 31, 2013	5,353	$10.81

As of December 31, 2013, the weighted average remaining contractual life of the options was as follows: outstanding options 5.4 years; exercisable options 3.4 years; and vested and expected to vest options 5.1 years.
As of December 31, 2013, the aggregate intrinsic value of the options was as follows: outstanding options $0.7 million; exercisable options $0.2 million; and vested and expected to vest options $0.6 million.
The aggregate intrinsic value of stock options exercised in 2013, 2012 and 2011 was $0.1 million, $1.0 million and $0.3 million.
Employee Stock Purchase Plan.    Our Employee Stock Purchase Plan (ESPP) allows an eligible employee to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-

annual offering periods, subject to certain limitations. Under the ESPP, 71,600, 102,700, and 110,000 shares were purchased during the years ended December 31, 2013, 2012 and 2011, respectively.
Retirement Savings Plan.    We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During the years ended December 31, 2013, 2012, and 2011, we matched 50% of the first three percent of participating employees’ contributions, and contributed $0.8 million, $1.0 million, and $1.1 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 14.	Income Taxes
Components of income (loss) before income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States operations	$(50,032)	$59,807	$(50,100)
Foreign operations	(4,055)	(2,448)	5,671
Income (loss) before income taxes	$(54,087)	$57,359	$(44,429)

Components of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
United States federal	$2,460	$1,372	$422
State and local	61	(2,957)	920
Foreign	1,706	(6,221)	5,314
Total current	4,227	(7,806)	6,656
Deferred:
United States federal	(1,890)	22,029	(22,006)
State and local	51	556	(555)
Foreign	2,515	(2,261)	(1,424)
Total deferred	676	20,324	(23,985)
Total income tax expense (benefit)	$4,903	$12,518	$(17,329)
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States federal tax expense (benefit) at statutory rate	$(18,930)	$20,076	$(15,550)
State taxes, net of United States federal tax benefit	(841)	(1,098)	1,320
Change in valuation allowance	25,046	2,136	(9,119)
Non-deductible stock compensation	415	341	571
Impact of non-U.S. jurisdictional tax rate difference	487	313	(368)
Research and development tax credit	(1,632)	(1,923)	(1,372)
Transfer pricing adjustment	—	—	2,426
Increase (reversal) of unrecognized tax benefits	671	(7,826)	2,100
Non-U.S. withholding tax	1,805	471	275
Other	(2,118)	28	2,388
Total income tax expense (benefit)	$4,903	$12,518	$(17,329)

 Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
United States federal net operating loss carryforwards	$41,612	$16,581
Deferred expenses	7,166	8,461
Research and development tax credit carryforwards	23,079	22,101
Alternative minimum tax credit carryforward	3,561	3,698
Net unrealized loss on investments	109	95
Accrued loss on excess office facilities	54	1,340
Stock-based compensation	12,225	13,639
State net operating loss carryforwards	7,392	3,109
Foreign net operating loss carryforwards	37,594	31,087
Deferred revenue	128	357
Equipment, software, and leasehold improvements	2,736	5,042
Intangibles	27	64
Other	4,489	7,769
Gross deferred tax assets	140,172	113,343
Less valuation allowance	128,865	90,799
Gross deferred tax assets, net of valuation allowance	$11,307	$22,544
Deferred tax liabilities:
Other intangible assets	$(3,761)	$(688)
Net unrealized gains and basis differences on investments	(6,912)	(16,538)
Other	(560)	(787)
Prepaid expenses	(814)	(1,076)
Gross deferred tax liabilities	(12,047)	(19,089)
Net deferred tax assets (liabilities)	$(740)	$3,455
Income tax receivables were $0.4 million and $8.4 million at December 31, 2013 and 2012, respectively.
In 2013, we continued to provide a valuation allowance on the deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $38.1 million increase and an $8.8 million decrease during the years ended December 31, 2013 and 2012, respectively.
We maintain a valuation allowance of $128.9 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2013. The net increase in the valuation allowance since December 31, 2012 of $38.1 million was the result of a $30.6 million increase in current year deferred tax assets for which the Company maintains a valuation allowance on, and a $7.5 million increase due to valuation allowances placed on certain non-U.S. deferred tax assets because it is not more likely than not that the deferred tax asset will be realized.
RealNetworks' U.S. federal net operating loss carryforwards totaled $118.9 million and $47.4 million at December 31, 2013 and 2012, respectively. The increase is mainly due to the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2013 are from the U.S. taxable losses in 2010 and 2011 and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards expire between 2024 and 2033.
RealNetworks' alternative minimum tax credit carryforward decreased from $3.7 million as of December 31, 2012 to $3.6 million as of December 31, 2013. The alternative minimum tax credit can be carried forward indefinitely.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $23.1 million and $22.1 million at December 31, 2013 and 2012, respectively. The research and development credit carryforwards expire between 2020 and 2033.
As of December 31, 2013 and 2012, we had $4.5 million and $4.0 million of unrecognized tax benefits, respectively. The increase in unrecognized tax benefits is due to federal research & development tax credit carryforwards. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million in each of the years ended December 31, 2013 and 2012.
As of December 31, 2013 and December 31, 2012, we had approximately $0.1 million and $0.1 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million.
Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$3,978	$16,721	$14,033
Increases related to prior year tax positions	—	416	—
Decreases related to prior year tax positions	(125)	(94)	(768)
Settlements with taxing authorities	—	(13,065)	—
Increases related to current year tax positions	652	—	3,518
Expiration of the statute of limitations	—	—	(62)
Balance, end of year	$4,505	$3,978	$16,721

Note 15.	Earnings (Loss) Per Share
Basic and diluted net income (loss) per share (EPS) available to common shareholders (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net income (loss) available to common shareholders	$(58,990)	$44,841	$(27,100)
Weighted average common shares outstanding used to compute basic EPS	35,553	34,873	34,185
Dilutive effect of stock based awards	—	249	—
Weighted average common shares outstanding used to compute diluted EPS	35,553	35,122	34,185
Basic EPS	$(1.66)	$1.29	$(0.79)
Diluted EPS	$(1.66)	$1.28	$(0.79)
Approximately 4.6 million, 5.1 million, and 4.3 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2013, 2012, and 2011, respectively, because of their antidilutive effect.

Note 16.	Commitments and Contingencies
Commitments.    We have commitments for future payments related to office facilities leases. We lease office facilities under various operating leases expiring through 2024. Future minimum payments as of December 31, 2013 are as follows (in thousands):

Office Leases
2014	$7,947
2015	6,185
2016	5,277
2017	3,625
2018	2,722
Thereafter	19,114
Total minimum payments	$44,870
Of the total office lease future minimum payments, $0.3 million is recorded in accrued lease exit and related charges at December 31, 2013.

Rent expense during the years ended December 31, 2013, 2012, and 2011, was $8.3 million, $9.1 million, and $9.2 million, respectively. These amounts are net of sublease income of $0.8 million in the year ended December 31, 2013, and $1.0 million in each of the years ended December 31, 2012, and 2011.
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
On October 28, 2011 and November 1, 2011, respectively, two lawsuits were filed by Callertone Innovations, LLC in the U.S. District Court for the District of Delaware. The first lawsuit was against T-Mobile USA, Inc. and the second lawsuit was against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., which we collectively refer to as MetroPCS. The lawsuits alleged that T-Mobile and MetroPCS, respectively, infringed Callertone’s patents by providing ringback tone services. We agreed to indemnify each of T-Mobile and MetroPCS against the claims based on an indemnity that was claimed to be owed by us. The respective complaint was served on T-Mobile on January 16, 2012 and on MetroPCS on January 14, 2012. We filed our answers to each complaint on April 9, 2012. In each matter, we disputed the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile and MetroPCS, respectively. A claims construction hearing was held on September 6, 2013. On October 21, 2013, we executed a settlement agreement with Callertone to settle and dismiss with prejudice all outstanding claims in each of the lawsuits.
On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringed Greenville's patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that was claimed to be owed by us. On May 10, 2012, the District Court issued a non-infringement judgment that was favorable to us and the other defendants. On December 4, 2012, Greenville appealed the claims construction order and the judgment, and the defendants filed a reply brief on January 28, 2013. On May 17, 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement of the District Court. In June 2013, Greenville filed a petition for re-hearing with the U.S. Court of Appeals, which was ultimately denied.
Although the matters described above have been either completed or settled, we could in the future become subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.

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
In addition, beginning in the first quarter of 2013 we now also allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than reporting those expenses as corporate items. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, lease exit and related charges, and, for 2013, the loss on litigation settlements, are reported as corporate items. In 2012, the sale of patent and other technology assets, net of costs, was reported as a corporate item. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.
RealNetworks reports the three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the interim Chief Executive Officer, Chief Financial Officer, President, General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.
Segment results for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):
RealPlayer Group

	2013	2012	2011
Revenue	$75,206	$91,469	$102,378
Cost of revenue	16,220	21,544	21,534
Impairment of deferred costs	—	—	633
Gross profit	58,986	69,925	80,211
Operating expenses	60,484	55,223	59,829
Operating income (loss)	$(1,498)	$14,702	$20,382
Mobile Entertainment

	2013	2012	2011
Revenue	$81,181	$100,318	$135,452
Cost of revenue	47,608	57,670	74,524
Impairment of deferred costs	—	—	19,329
Gross profit	33,573	42,648	41,599
Operating expenses	35,839	52,614	61,921
Operating income (loss)	$(2,266)	$(9,966)	$(20,322)

 Games

	2013	2012	2011
Total revenue	$49,809	$67,055	$97,856
Cost of revenue	13,359	21,828	30,835
Gross profit	36,450	45,227	67,021
Operating expenses	47,177	51,890	62,595
Operating income (loss)	$(10,727)	$(6,663)	$4,426

 Corporate

	2013	2012	2011
Cost of revenue	$1,904	$2,689	$(256)
Gain on sale of patents and other technology assets, net of costs	—	116,353	—
Operating expenses	54,413	56,174	42,352
Operating income (loss)	$(56,317)	$57,490	$(42,096)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$90,250	$117,844	$162,720
Europe	38,155	56,473	74,602
Republic of Korea	46,601	40,467	44,261
Rest of the World	31,190	44,058	54,103
Total	$206,196	$258,842	$335,686
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	December 31,
	2013	2012	2011
United States	$40,347	$27,915	$38,543
Europe	8,280	2,350	2,949
Republic of Korea	936	2,463	4,063
Rest of the World	4,078	6,172	5,286
Total long-lived assets	$53,641	$38,900	$50,841

Note 19.	Related Party Transactions
Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we were obligated to provide Rhapsody with certain support services. These support services, which included information technology and limited operational support provided directly to Rhapsody, were completed in 2013. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spent on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the years ended December 31, 2013, 2012, and 2011 we charged Rhapsody $0.5 million, $0.8 million, and $2.2 million, respectively, for the support services.
Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired, at market prices, approximately 11% of the common shares of LoEn Entertainment, Inc., whose shares are traded on the Korean Securities Dealers Automated Quotations. In November 2013, we sold all of our remaining shares of common stock in LoEn, which equaled approximately 9% of the outstanding shares as of September 30, 2013, as discussed in more detail in Note 5, Fair Value Measurements. Our investment in LoEn was treated as an available for sale investment and was marked-to-market each period with resulting unrealized gains or losses recognized in accumulated other comprehensive income/loss. During the years ended December 31, 2013, 2012, and 2011, we recorded revenue from LoEn of $26.4 million, $18.1 million and $20.3 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music on demand, video on demand, and intercarrier messaging services.

Note 20.	Quarterly Information (Unaudited)
The following table summarizes the unaudited statement of operations for each quarter of 2013 and 2012 (in thousands, except per share data):

	Total	Dec. 31 (3)	Sept. 30	June 30 (2)	Mar. 31
2013
Net revenue	$206,196	$50,595	$48,958	$49,850	$56,793
Gross profit	127,105	30,519	29,968	30,331	36,287
Operating (loss) income	(70,808)	(14,441)	(28,437)	(16,504)	(11,426)
Net income (loss) attributable to common shareholders	(58,990)	2,530	(31,375)	(18,471)	(11,674)
Basic net income (loss) per share available to common shareholders(1)	(1.66)	0.07	(0.88)	(0.52)	(0.33)
Diluted net income (loss) per share available to common shareholders(1)	(1.66)	0.07	(0.88)	(0.52)	(0.33)
2012
Net revenue	$258,842	$67,264	$59,088	$65,526	$66,964
Gross profit	155,111	42,166	33,844	39,564	39,537
Operating (loss) income	55,563	(6,888)	(23,175)	104,168	(18,542)
Net income (loss) attributable to common shareholders	44,841	3,073	(22,214)	80,997	(17,015)
Basic net income (loss) per share available to common shareholders(1)	1.29	0.09	(0.63)	2.33	(0.49)
Diluted net income (loss) per share available to common shareholders(1)	1.28	0.09	(0.63)	2.32	(0.49)

(1)	The sum of the quarterly net income per share amounts will not necessarily equal net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)
In the quarter ended June 30, 2012, we recognized a net gain of $117.9 million from the sale to Intel of certain patents, patent applications, and related rights. The net gain for the full year 2012 totaled $116.4 million. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional details.

(3)	In the quarter ended December 31, 2013, we sold our remaining shares of common stock in LoEn Entertainment for a net gain of $21.4 million, as described in further detail in Note 5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 6, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2013 RealNetworks maintained effective internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This attestation is included within Item 8.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On March 3, 2014, the Board of Directors approved the payment of a discretionary bonus to our interim Chief Executive Officer, Rob Glaser, in the amount of $244,492. The bonus relates to 2013 financial performance and will be paid no later than March 15, 2014.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2014 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2014 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2014 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.
Equity Compensation Plans
As of December 31, 2013, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.
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
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	7,110	$10.20	2,375	(1)(2)
Equity compensation plans not approved by security holders	5	$28.96	—
Total	7,115	$10.21	2,375	(3)

(1)
On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 0.5 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

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

(3)
The total securities in column (a) include 6,625 stock options and 490 restricted stock units and awards. The weighted average exercise prices in columns (b) relate to the stock options only; restricted stock units and awards have no exercise price.

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
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–

Director Independence” of the Proxy Statement relating to RealNetworks’ 2014 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2014 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 6, 2014.

Signature	Title

/S/ _______ ROBERT GLASER________ Robert Glaser	Chairman of the Board and interim Chief Executive Officer (Principal Executive Officer)

/S/ __________TIM M. WAN__________ Tim M. Wan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ ___JOHN E. CUNNINGHAM IV____ John E. Cunningham IV	Director

/S/ _____MICHAEL T. GALGON_____ Michael T. Galgon	Director

/S/ _______DAWN G. LEPORE______ Dawn G. Lepore	Director

/S/ _______JANICE ROBERTS______ Janice Roberts	Director

/S/ _____MICHAEL B. SLADE______ Michael B. Slade	Director

/S/ ___DOMINIQUE TREMPONT___ Dominique Trempont	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006	8-K	000-23137	2.1	09/14/06
2.3	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8-K	000-23137	4.1	12/03/08
10.1	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.1	08/13/01
10.3	†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.3	12/21/09
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.2	12/21/09
10.6	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.7	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.9	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.10	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.11	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.12	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009	8-K	000-23137	10.1	12/21/09
10.13	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.14	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13
10.15	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended	10-Q	000-23137	10.1	11/09/04
10.17		Amendment dated May 2, 2013, to Lease originally dated January 21, 1998, between SRI-WR Elliott Avenue LLC, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.1	08/08/13
10.18		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13
10.19	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.20		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.21		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.22	†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford	10-K	000-23137	10.23	03/10/10
10.23	†	Offer Letter dated June 25, 2009 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.27	04/30/12
10.24	†	Promotion Letter dated October 4, 2010 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.28	04/30/12
10.25	†	Promotion Letter dated May 31, 2011 between RealNetworks, Inc. and Scott Uomoto	10-K	000-23137	10.26	03/18/13
10.26	†	Promotion Letter dated April 2, 2012 between RealNetworks, Inc. and Tim Wan	10-K	000-23137	10.27	03/18/13
10.27	†	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini	10-Q	000-23137	10.1	05/08/13
10.28	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.29	†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford	8-K	000-23137	10.3	02/26/10
10.30	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford	10-Q	000-23137	10.1	08/09/11
10.31	†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Mathew Hulett	10-K/A	000-23137	10.40	04/30/12
10.32	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.33	†	Form of MBO Plan Document under the RealNetworks, Inc. 2012 Executive Compensation Program	10-K	000-23137	10.38	03/18/13
10.34	†	Form of MBO Plan Document under the RealNetworks, Inc. 2013 Executive Compensation Program	8-K	000-23137	10.1	03/29/13
10.35	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.36	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.37		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.38	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
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

32.1	**	Certification of Robert Glaser, Interim Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
†	Indicates management contract or compensatory plan.
s
Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*	Filed herewith.
**	Furnished herewith.