Form 10-K/A
period 2013-12-31
REALNETWORKS INC
filed 2014-04-30
CIK 1046327

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

The number of shares of the registrant’s common stock outstanding as of April 15, 2014 was 35,867,659.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 6, 2014, for the purposes of (i) correcting the number of U.S. patents disclosed under Item 1 of Part I of our Form 10-K, and (ii) providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2014 annual meeting of shareholders. Our 2014 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, and the one correction to Item 1 of Part I regarding U.S. patents. No other information included in the Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.
We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 PART I.

Item 1.	Business
Intellectual Property
As of December 31, 2013, we had 20 U.S. patents, 41 South Korean patents, 13 patents in other countries and more than 40 pending patent applications worldwide relating to various aspects of our technology.

 PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 30, 2014. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	52	Chairman of the Board of Directors	3	1994
John E. Cunningham IV	56	Director (1, 3*)	3	2012
Michael T. Galgon	46	Director (1, 2)	1	2012
Dawn G. Lepore	60	Director (2)	1	2013
Janice Roberts	58	Director (2*, 3)	2	2010
Michael B. Slade	56	Director	2	2011
Dominique Trempont	59	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Michael T. Galgon Age 46 Director since 2012
From April 2010 until its sale to Trulia, Inc. in August 2013, Mr. Galgon served as a director of Market Leader, Inc., a publicly traded company providing online technology and marketing solutions for real estate professionals. Previously, Mr. Galgon served as Chief Advertising Strategist for Microsoft Corporation from August 2007 until January 2009. In 1997, Mr. Galgon co-founded aQuantive, Inc., an internet media company, where he served in various roles, most recently as Chief Strategy Officer, from 1997 until the sale of aQuantive to Microsoft in August 2007. Prior to founding aQuantive, Mr. Galgon served as a full-time volunteer with AmeriCorps VISTA from October 1994 to October 1995 and as an officer in the U.S. Navy from 1990 to 1994. Mr. Galgon currently serves as a director of several privately held companies and of Global Partnerships, a Seattle-based nonprofit microfinance organization. Mr. Galgon holds an M.B.A. from the Harvard Business School and an A.B. in economics from Duke University.

Senior executive leadership and business strategy experience

Significant experience, expertise and background with regard to business matters

Experience through service as a director of public and private companies

Dawn G. Lepore Age 60 Director since 2013
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Ms. Lepore has served on the boards of directors of AOL Inc. since October 2012, The TJX Companies, Inc. since June 2013, and Coupons.com Inc. since February 2012. She previously served on the board of directors of eBay Inc., from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. Ms. Lepore holds a B.A. degree from Smith College.

Senior executive leadership and business strategy experience

Executive-level experience with technology companies

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public and private companies

Dominique Trempont Age 59 Director since 2010
Mr. Trempont has served as a director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, since February 2011. Mr. Trempont has also served as a director of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, since July 2008. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont currently serves as a director of the privately held companies on24, Inc., Risk Management Solutions, Inc., and Trion Worlds, Inc. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software Engineering (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

Senior leadership experience

Management advisory experience

Financial expertise

Executive-level experience with technology companies

Experience through service as a director of public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 2 Directors
Janice Roberts Age 58 Director since 2010
Ms. Roberts serves as Venture Advisor of Mayfield Fund, a Silicon Valley-based venture capital firm, after serving as its Managing Director since 2000. Ms. Roberts’ current areas of investment interest include mobility, enterprise technology and the Internet of Things. From 1992 to 2002, Ms. Roberts was employed by 3Com Corporation, a networking equipment company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures, the investment division of 3Com Corporation, and Senior Vice President, Business Development and Global Marketing. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was Managing Director and President of BICC Data Networks Ltd., a networking equipment company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of publicly traded ARM Holdings, plc, a leading semiconductor IP company for mobile and consumer devices, since June 2011 and Zebra Technologies, an industry leader in enterprise asset tracking solutions, barcode and printing technologies, since October 2013.  She also serves on the boards of directors of several private companies and the advisory boards of Illuminate Ventures and SALT Branding. Ms. Roberts serves as the President of the board of directors of the Ronald McDonald House at Stanford. She holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.

Senior leadership experience

Management advisory experience

Executive-level experience with technology companies, including companies focused on mobile and wireless communications technologies

Experience investing in and advising early stage companies

Experience through service as a director of public and private companies

Michael B. Slade Age 56 Director since 2011
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
Class 3 Directors
John E. Cunningham IV Age 56 Director since 2012
Venture investing since 1991, Mr. Cunningham has served as a general partner of Clear Fir Partners, L.P., a venture capital investment partnership, since February 1998. Previously, he served as Chief Executive Officer of RealCom Office Communications Inc., a national telecom services company. Mr. Cunningham has served as a director of Blucora, Inc., a publicly traded company that owns several leading internet businesses, since July 1998 and as the Chairman of Blucora’s Board of Directors since January 2011. Mr. Cunningham also served as Lead Independent Director of Blucora from February 2010 through December 2010. Mr. Cunningham currently serves as a board member for several privately held companies, including AudienceScience, Inc., Qliance, Inc., and Guanxi.me, and he serves as an advisor to Petra Growth Funds II and III. Mr. Cunningham holds an M.B.A. from the University of Virginia and a B.S. in Economics from Santa Clara University.

Experience with technology companies through service as a director, including as board chair, and as an investor

Senior executive leadership and business strategy experience

Management advisory and finance experience

Experience investing in and advising early stage companies

Experience through service as a director of public and private companies

Robert Glaser Age 52 Director since 1994
Mr. Glaser, founder of RealNetworks, currently serves as our Interim Chief Executive Officer. He has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and served as Chief Executive Officer of RealNetworks from 1994 through January 2010. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm, since May 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our executive officers as of April 30, 2014 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Atul Bali	42	President, Games Division
Michael Parham	50	Senior Vice President, General Counsel and Corporate Secretary
Max Pellegrini	46	President, Mobile Entertainment
Scott Uomoto	53	Senior Vice President, RealPlayer Group
Tim Wan	43	Senior Vice President, Chief Financial Officer and Treasurer
Atul Bali joined RealNetworks in April 2014 as the President of our Games division. Mr. Bali most recently served as President of Aristocrat Americas, including President and Chief Executive Officer of Aristocrat Technologies, Inc., a division of Aristocrat Leisure Limited, a global provider of gaming solutions, including electronic gaming machines, video lottery terminal systems, and casino management systems, from June 2012 to March 2014. Prior to Aristocrat, Mr. Bali served as Chief Executive Officer of XEN Group (predecessor to Disruptive Tech Ltd.), a privately held company with an investment portfolio of social media, data technology, online gaming, and ecommerce businesses, from September 2010 to June 2012, and was non-

executive director of Geonomics Ltd. in London, a privately held company providing location-based lottery games, from December 2010 to June 2012. From April 1997 to August 2010, Mr. Bali worked for GTECH Corporation, a publicly traded commercial operator and provider of technology in regulated worldwide gaming markets, serving in several roles including President and Chief Executive Officer of the GTECH G2 division and Senior Vice President of Corporate Development and Strategic Planning of GTECH Corporation. Mr. Bali is a qualified Chartered Accountant, having trained with KPMG in the U.K.
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
Max Pellegrini has served as the President of our Mobile Entertainment business since February 2013. Prior to joining RealNetworks, Mr. Pellegrini served as chairman and chief executive officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
Scott Uomoto has served as Senior Vice President of our RealPlayer Group since October 2012 and had previously held the title of Senior Vice President, Consumer and Helix Sales since April 2011.  Having joined RealNetworks in May 2001, Mr. Uomoto has served in various roles within the company, including Vice President, Helix and Consumer Sales and Operations from July 2010 to April 2011 and Vice President, Global Business Operations from August 2008 to July 2010.  Prior to RealNetworks, Mr. Uomoto held positions at Network Commerce Inc. (formerly TechWave).  Mr. Uomoto holds an accounting degree from the University of Washington. As announced on April 8, 2014, Mr. Uomoto has resigned from RealNetworks, although will remain with the Company through the end of June 2014.
Tim Wan has been with RealNetworks since 2000 and currently serves as our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Wan served as our Vice President, Finance from September 2009 to April 2012, and as Area Vice President, Strategic Planning and Analysis from March 2006 to August 2009. He served in various other leadership roles at RealNetworks between 2000 and 2006, including General Manager of Consumer Operations, Director of Marketing Analysis and Senior Manager of Marketing Analysis.
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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2013, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2013 annual meeting of RealNetworks shareholders filed with the SEC on October 3, 2013.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Trempont, Cunningham and Galgon. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Trempont as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Trempont is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers.
EXECUTIVE SUMMARY FOR 2013
Overview. We made solid progress on our transition strategy during fiscal 2013, launching a new product in each of our three business units, completing a significant portion of our restructuring efforts, and building a solid foundation for future growth and profitability. Our founder and Chairman, Rob Glaser, continued to lead the company as interim chief executive officer, and our management team remained committed to propelling the company forward through the transition that was set in motion in August of 2012. Our plans for growth called for the launch of at least one major new product in each of our three business units. In line with this goal, our Mobile Entertainment business launched LISTEN, a new app and service for music lovers that reinvents the ringback tone experience for smartphone users, in the fourth quarter; our RealPlayer group introduced RealPlayer Cloud, the first integrated video player and cloud service, in the third quarter; and our Games division announced

GameHouse Casino Plus, the first social game to use a sweepstakes offering life-changing cash prizes, in late July. Furthering our efforts to streamline our operations and reduce expenses, we moved our corporate headquarters within Seattle in August and more closely aligned our cost structure with our operations. We continue to look for opportunities to operate in a more lean and efficient manner. The transitional actions are intended to create sustainable growth and profitability for RealNetworks. Our go-forward compensation program, which is substantially pay-for-performance based, aims to encourage the performance necessary to drive toward these goals.
Financial Results. Our financial results for 2013 were reflective of our focus on building new products and driving down costs. Consolidated revenue declined 20% from 2012, as our efforts were diverted away from certain legacy products and toward the development of innovative, new products, and gross profit declined by 18%. Although operating expenses improved over 2012, our net income suffered due to restructuring costs, lease exit costs, and settlement costs necessary to resolve all of our outstanding litigation matters. Adjusted EBITDA fell from a loss of $16.7 million in 2012 to a loss of $23.7 million in 2013, primarily as we increased our spending on new product development. As a result of these financial results, annual cash incentives paid to our named executive officers were well below target levels.
Management Team. After experiencing significant turnover in our management team during 2011 and 2012, there was some year-over-year variation in our standard approach to executive compensation as different incentives have been required for recruitment and retention purposes. Since Mr. Glaser’s return as our interim chief executive officer in July 2012, he and our Compensation Committee developed a more consistent 2013 compensation program designed to aggressively drive company performance by successfully executing our growth plan, strategic initiatives and restructuring efforts. There are still differences between officers, particularly between recent hires and those running divisions.
Our named executive officers for 2013 include the following executive officers:
Robert Glaser    Founder, Chairman and Interim Chief Executive Officer
Michael Parham    SVP, General Counsel and Corporate Secretary

Max Pellegrini	President, Mobile Entertainment (commenced employment with RealNetworks in February 2013)
Tim Wan    SVP, Chief Financial Officer and Treasurer
Scott Uomoto    SVP, RealPlayer Group
Pay for Performance. Consistent with our pay-for-performance philosophy, a substantial part of our executive compensation program consists of performance-based compensation.

•
During 2013, our named executive officers who participated in our annual performance-based cash incentive plan, which we also refer to as our MBO plan, were eligible to receive cash bonuses only upon achieving pre-established performance objectives, all of which were weighted toward financial and strategic objectives of our businesses.

•
We also relied more on performance-related equity awards, and granted a performance-based stock option to our newest executive officer. These awards would become eligible to vest only upon achievement of significant growth in our revenue and adjusted EBITDA over multiple years (subject to continued service with us).

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
Please note that we define “adjusted EBITDA” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; impairment of deferred costs; restructuring and other charges; gain on sale of patents and other technology assets, net of costs; loss on litigation settlements; and lease exit and related charges.

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

•
Annual performance-based cash bonus. We establish an MBO plan on an annual basis, under which our named executive officers (other than our interim chief executive officer) each have an opportunity to receive a cash bonus upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The cash bonuses are intended to motivate our executives to achieve our financial and strategic objectives. Cash bonuses are not guaranteed (other than as negotiated with Mr. Pellegrini in connection with his hire in 2013, as discussed below) and bonuses in 2013 were below the target opportunity provided to each named executive officer.

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
We believe that there are multiple, dynamic factors that contribute to the success of our businesses and the individuals that lead those businesses. Moreover, we recognize that our business and the industry in which we operate are constantly evolving and highly competitive in nature. Our approach to executive compensation, therefore, has been to avoid adopting a strict, formulaic structure and to instead allow for a more nuanced and customized system. Under our executive compensation program, we consider the needs of our businesses and our company as a whole; design various elements of compensation to drive our executives and their teams to meet or exceed company goals and objectives; and take into account competitive practices in order to achieve our recruiting and retention needs. Consistent with our desire to maintain competitive practices and achieve our recruiting and retention goals, in addition to our three primary elements of compensation, our 2013 executive compensation packages also contained certain severance and change in control arrangements; some targeted, one-time bonuses; and retirement and other generally available benefits. In general, we provide very limited executive perquisites, and we do not provide our executives with tax gross ups or supplemental retirement plans.
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s performance and contributions. During 2013, our interim chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.
The Role of the Compensation Consultant. Our Compensation Committee has selected and directly retains the services of Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm. F.W. Cook does not provide any other services to RealNetworks and works with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee. The Compensation Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. F.W. Cook also provides general observations on our compensation programs, but it does not determine or recommend the amount or form of compensation for our named executive officers. A representative of F.W. Cook attends Compensation Committee meetings when requested to do so by the Compensation Committee.
The Role of Peer Groups, Surveys and Benchmarking. Peer data have been referenced periodically for context, but were not used for benchmarking purposes for 2013 compensation decisions. The companies in the peer group used as a reference are listed below. During the summer of 2012, with the oversight of our Compensation Committee, F.W. Cook developed a peer group of companies for use in determining compensation arrangements for our interim chief executive officer, Rob Glaser, appointed in July 2012 (the “iCEO Peer Group”). The iCEO Peer Group included all but three of our peer group of companies that had been identified in a previous F.W. Cook compensation study, and included six additional companies. Specifically, Sonic Solutions was omitted because it was merged into another company in 2010 and THQ was omitted as it filed for bankruptcy in 2012. Monster Worldwide was omitted because it was deemed too much larger than our size at the time. The companies added to the iCEO Peer Group were Constant Contact, Limelight Networks, LogMeIn, OpenTable, Stamps.com, and XO Group. These companies were added because they were consumer-facing internet services companies with revenue and market cap between 0.25x and 4x our size at the time. Some of these companies have grown and may be larger today, but the pay data referenced was from a time period when they were within the similar revenue and market cap size range above. Further, the pay data referenced were only used for limited context in 2013, as there was an updated benchmark study completed in the fourth quarter for more up-to-date reference.
In October 2013, again with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “October 2013 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. The 17 peer group companies were publicly traded, U.S.-based internet and software companies, and were selected to reflect our smaller size following recent organizational changes and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the October 2013 Peer Group are:
Avid Technology, Inc.    Harmonic Inc.    Shutterfly Inc.
Blucora, Inc.    Limelight Networks, Inc.    Take-Two Interactive, Inc.
Blue Nile, Inc.    LogMeIn Inc.    Travelzoo Inc.
Constant Contact, Inc.    Move Inc.    ValueClick, Inc.
Dice Holdings, Inc.    OpenTable Inc.     Vocus, Inc.
Digital River, Inc.    Rosetta Stone Inc.
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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2013 annual meeting of shareholders, which took place in our fourth fiscal quarter, our shareholders approved the compensation of our named executive officers as disclosed in our 2013 proxy statement by a vote of approximately 92% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2013 compensation of our executive officers had been made. However, we highly value the input of our shareholders and the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2013 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. The Compensation Committee will continue to consider the results of the annual say-on-pay vote in determining 2014 and future compensation programs for our executive officers.
2013 COMPENSATION
Interim Chief Executive Officer Compensation
When Mr. Glaser accepted the role of interim chief executive officer in July 2012, the Compensation Committee engaged F.W. Cook to assist in the design of a compensation package for Mr. Glaser. In connection with this engagement, F.W. Cook compiled the iCEO Peer Group, as described above, and presented to the Compensation Committee its analysis and recommendations regarding the compensation arrangements for Mr. Glaser, which included base salary, annual performance-based cash bonus, and long-term, performance-based equity compensation. Based upon the F.W. Cook analysis, the Compensation Committee recommended, and the full Board of Directors approved, certain current components of the compensation package.
Mr. Glaser’s compensation for 2013 was consistent for the most part with his 2012 compensation arrangement as approved by the Board, upon the recommendation of the Compensation Committee, in late 2012 when he became interim chief executive officer. Specifically, his 2013 compensation included (i) an annualized base salary at a rate of $450,000, which was supplemented with $150,000 worth of stock options, (ii) a stock option award covering 500,000 shares, which vests at a rate of 12.5% every successive six months to be fully vested after 4 years and having an exercise price equal to $7.90 per share, which was the closing price of our common stock on the date of grant, and (iii) a discretionary cash bonus of $244,492, which was based on company performance for 2013 as discussed in more detail below. Although the intended base salary was a total of $600,000, consistent with 2012, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary that he received was fully vested at the time of grant, since it was in lieu of vested cash salary, and covered 37,025 shares of our common stock with an exercise price equal to $7.73 per share, which was the closing price of our common stock on the date of grant. The equity awards were granted pursuant to the 2005 Plan. The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was slightly above the median for peer chief executives in F.W. Cook’s October 2013 review (+7%), and Mr. Glaser’s actual 2013 compensation, after including the bonus paid, was 5% below the 25th percentile of the take-home total compensation for chief executive officers in the October 2013 Peer Group companies.
Due to the interim nature of Mr. Glaser’s role during 2013, he was not included in the 2013 MBO Plan (discussed below) and no formal cash incentive plan was adopted for him. The determination of his 2013 cash bonus was formulaic, however, in that it was calculated based on the corporate revenue objectives (at 50%) and corporate adjusted EBITDA objectives (at 50%), measured for the first half and second half of 2013, that were applicable to the other executives pursuant to the 2013 MBO Plan. See table below in the section entitled, “Annual Performance-Based Cash Bonuses.” Accordingly, although the bonus is disclosed as discretionary, that discretion was applied using pre-established corporate goals and formulae in place for our other named executive officers.
Mr. Glaser was awarded a performance-based RSU covering 132,275 shares of our common stock in December of 2012. This award will be earned and vested, if at all, based on the achievement of pre-established adjusted EBITDA goals for fiscal years 2013 and 2014. The performance goals for the award were deemed by the Compensation Committee to be very challenging such that potential achievement was possible but significantly uncertain. The Compensation Committee determined that the 2013 goal was not attained, therefore no portion of this award was earned or vested in 2013.
Our Board of Directors and our Compensation Committee believe that the 2013 compensation arrangements for Mr. Glaser were appropriate, given that a significant portion of the value of his 2013 compensation is equity based requiring positive performance in our stock price in order for Mr. Glaser to realize any value. The 2013 compensation package for Mr. Glaser resulted in a total direct compensation opportunity within 10% of the median for the October 2013 Peer Group.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues.
Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The annual base salaries of our executive officers, other than Mr. Glaser, were last reviewed in October 2013, at which time the Compensation Committee determined that, based on competitive market data from the October 2013 Peer Group, the salaries for Messrs. Parham and Wan were at approximately the 25th percentile, the salary for Mr. Uomoto was within 10% of the median, and the salary for Mr. Pellegrini was in the top quartile. No adjustments to salary were made following the review, as Mr. Pellegrini’s salary was determined in connection with his hire earlier in the year, and Messrs. Parham, Uomoto and Wan each received salary adjustments in connection with his promotion, which occurred within the last year or two.
Annual Performance-Based Cash Bonuses
In March 2013, the Compensation Committee established our 2013 MBO Plan, which is our performance-based cash bonus program, in order to motivate and reward an individual's annual contribution to company performance. The MBO Plan is administered pursuant to the 2005 Plan. The MBO Plan pays an annual cash bonus to executives based on the achievement of pre-established financial and strategic objectives. The Compensation Committee determined that implementing an annual measurement period under the 2013 MBO Plan was ideal for aligning the plan’s performance measurement period with our financial planning and budgeting period.
Messrs. Parham, Pellegrini, Uomoto and Wan were eligible to participate in the 2013 MBO Plan, each with a target bonus equal to 75% of his annual base salary, although Mr. Parham’s target bonus was 45% of his annual base salary for the first part of 2013 until his designation as an executive officer in late April of 2013. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives. Mr. Pellegrini’s target bonus opportunity was prorated based on his joining the company in February 2013. As discussed above, Mr. Glaser did not participate in the 2013 MBO Plan due to the interim nature of his position.
•Performance Criteria - The performance criteria used to determine the annual bonuses for the named executive officers were revenue and adjusted EBITDA for either divisional results or corporate results, or both, depending upon whether the executive had divisional responsibility. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget. Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2013 MBO Plan because it was a key element of our 2013 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA as a performance metric under the 2013 MBO Plan in order to reward our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Performance criteria for all of our named executive officers also included individualized non-financial strategic goals intended to specifically motivate each executive to accomplish specific goals that would drive our growth and strong financial performance. The following table indicates the performance goals for each named executive officer in 2013 as well as the weightings of the goals, pursuant to which the amount of the bonus payouts (if any) was determined:

Name	Revenue Goals	Adjusted EBITDA Goals	Individual Strategic Goals
Rob Glaser	Company Revenue (weighted at 50%)	Company Adjusted EBITDA (weighted at 50%)	(1)
Tim Wan	Company Revenue (weighted at 50%)	Company Adjusted EBITDA (weighted at 25%)	Develop plans regarding operating expense savings and support strategic goals relating to the businesses (weighted at 25%)
Michael Parham	Company Revenue (weighted at 50%)	Company Adjusted EBITDA (weighted at 25%)	Develop plans regarding operating expense savings and support strategic goals relating to the businesses (weighted at 25%)
Max Pellegrini	Mobile Entertainment Group Revenue (3) (weighted at 26.67%) Company Revenue (weighted at 40%)	Mobile Entertainment Group Adjusted EBITDA (3) (weighted at 13.33%) Company Adjusted EBITDA (weighted at 20%)	(2)
Scott Uomoto	RealPlayer Group Revenue (weighted at 33.33%) Company Revenue (weighted at 16.67%)	RealPlayer Group Adjusted EBITDA (3) (weighted at 25%)	Develop plans regarding operating expense savings; product launch and KPI goals relating to the business (weighted at 25%)

(1)
As discussed above, Mr. Glaser’s cash incentive bonus was based on the corporate revenue and adjusted EBITDA objectives that applied to the other named executive officers even though he did not formally participate in the 2013 MBO Plan due to the interim nature of his position.

(2)
Because Mr. Pellegrini commenced employment with RealNetworks subsequent to the start of fiscal 2013 and required some time to refine his strategic plan, no individual strategic goals were set for him. 100% of his 2013 cash incentive bonus was based on pre-established corporate and business unit financial goals.

(3)	Excludes the results of certain corporate-directed product initiatives not within the purview of Messrs. Pellegrini and Uomoto.
•Performance Goals - Performance goals for the financial criteria were set at threshold, target and maximum levels based on objectives in our internal strategic plan for 2013. Performance against financial goals was measured for the first half of 2013 and for the second half of 2013.

Revenue Goals:	Target 1st half/2nd half	2013 Actual 1st half/2nd half
Company Revenue	$103.07M/$114.17M	$106.64M/$99.55M
Mobile Entertainment Revenue (Mr. Pellegrini only)	$35.39M/$40.92M	$36.27M/$39.23M
RealPlayer Group Revenue (Mr. Uomoto only)	$36.74M/$36.0M	$40.77M/$34.44M
Adjusted EBITDA Goals:
Company Adjusted EBITDA (not applicable to Mr. Uomoto)	($13.96M)/($4.2M)	($8.76M)/($14.98M)
Mobile Entertainment Adjusted EBITDA (Mr. Pellegrini only)	$3.47M/$3.04M	$3.73M/$1.82M
RealPlayer Group Adjusted EBITDA (Mr. Uomoto only)	$3.35M/$6.94M	$3.87M/$0.41M
For the individual strategic goals, Mr. Wan was determined to have achieved his three goals at a combined rate of 67% (two out of three goals were achieved at 100%, the third at 0%); Mr. Parham was determined to have achieved his three goals at a combined rate of 67% (two out of three goals were achieved at 100%, the third at 0%); and Mr. Uomoto was determined to have achieved his four goals at a combined rate of 50% (one goal at 100%, one at 75%, one at 25%, and the fourth goal at 0%). As discussed above, Messrs. Glaser and Pellegrini were not subject to individual strategic goals for 2013.
•Payout Structure - The overall payout structure ensured that there was no ability for participants to earn awards greater than target for adjusted EBITDA or revenue performance unless revenue or adjusted EBITDA performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.

The payout mechanics of the 2013 MBO Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Adjusted EBITDA (Up to $3M)		Adjusted EBITDA (Above $3M)
Attainment	Incentive Payout(2)	Attainment	Incentive Payout(3)
<80%	No payout	<80%	No payout
80% - 100%	50 - 100%	80% - 100%	50 - 100%
100% - 120%+	100% - 120%	100% - 140%+	100% - 160%

(1)	Payout based on revenue goals was capped at 100% unless the adjusted EBITDA attainment reached 100%.

(2)	Payout based on adjusted EBITDA goals was capped at 100% unless the revenue attainment reached 100% or if adjusted EBITDA was negative.

(3)	Payout based on adjusted EBITDA goals was capped at 100% unless the revenue attainment reached 100%.
The 2013 MBO Plan included a discretionary modifier to adjust the calculated payout for an individual executive officer upward or downward by up to 25%, based on such factors as shareholder value creation, revenue growth, cash flow generation, use of capital, or other considerations that the Compensation Committee deemed relevant. Notwithstanding the performance and payout targets established under the 2013 MBO Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. However, under the 2013 MBO Plan, no upward adjustments in bonus payouts were permitted with respect to certain participants, including the company’s chief financial officer or any president. The Compensation Committee made no adjustments to performance or payout targets in 2013 because it believed that the bonus amounts were appropriate based on the level of achievement of the performance goals. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2013 MBO Plan, except in the case of death or disability.
Under the 2013 MBO Plan, the actual payouts as a percentage of target and of base salary for each of our named executive officers, except the interim chief executive officer, was made pursuant to the formula based on goal achievement. The payments earned for performance under the 2013 MBO Plan were as follows:

Name and Title	Target Payout under 2013 MBO Plan (as a percentage of base salary)	Actual Payout under 2013 MBO Plan (as a percentage of base salary)	Actual Payout Amount under 2013 MBO Plan (1)
Rob Glaser	100% (2)	54%	$244,492

Tim Wan	75%	43.9%	$125,047

Michael Parham	45% / 75% (3)	38.0%	$98,868

Max Pellegrini	75%	48.1% (4)	$166,067

Scott Uomoto	75%	57.4%	$178,004

(1)
Although bonuses were determined based on financial results for the first half and second half of 2013, the individual strategic goals were assessed for the full year only. Accordingly, the bonus achievement determination was made after the completion of the full year and the full 2013 bonus amounts were paid during the first quarter of 2014.

(2)
As discussed above, Mr. Glaser was not part of the 2013 MBO Plan. The Compensation Committee did, however, assume a target payout of 100% of his cash base salary of $450,000 (i.e., excluding his $150,000 worth of option salary).

(3)
As discussed above, Mr. Parham’s target was 45% from January through April (as he was designated as an executive officer in late April), and was increased to 75% for May through December, resulting in a blended target of 65%.

(4)
Based on base salary annualized from March 1, 2013 commencement of employment with RealNetworks. Pursuant to the terms of his offer letter, as negotiated at the time of his hire, Mr. Pellegrini was guaranteed at least 30% of his prorated target bonus amount. Based on actual performance, Mr. Pellegrini achieved a bonus at 48.1% of his prorated target bonus opportunity.

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
Signing Bonus. In February 2013 and pursuant to his offer letter from the company, Mr. Pellegrini was provided a signing bonus in the amount of $275,000 intended to compensate for the forfeiture of an incentive bonus at his prior employer. The bonus was subject to repayment (i) in full if Mr. Pellegrini chose to leave his employment with RealNetworks within the first six months of his employment with us, and (ii) at 50% if Mr. Pellegrini chose to leave his employment with RealNetworks within the second six months of his employment with us. The Compensation Committee believed that the signing bonus was appropriate as part of the compensation package necessary to recruit Mr. Pellegrini to join the company.
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
In August 2012, following a review of our equity compensation program and practices in light of our overall compensation program objectives and upon the recommendation of management, the Compensation Committee determined that, going forward, awards of stock options would serve as our primary equity vehicle. The rationale for this decision was to motivate executives to focus on increasing shareholder value. In addition, having approved significant performance-based equity awards to Mr. Glaser in late 2012 and to Mr. Pellegrini upon his hire in early 2013, the Compensation Committee has emphasized performance-based awards in order to focus our executives on improving company performance.
In April 2012, the Compensation Committee approved the implementation of an equity program that would provide named executive officers with a combination of time-based restricted stock units and performance-based restricted stock units. The performance-based restricted stock units, or PRSUs, awarded pursuant to this program were intended to continue to support and promote the key objective of the company for 2012, namely the return to growth, by motivating executives to create a revenue growth profile for the company for fiscal 2013 and beyond. The Compensation Committee believed that the time-based restricted stock units were appropriate in order to promote our retention goals during the period of transition for the company’s leadership.
2012 Performance-Based Restricted Stock Units. PRSUs awarded under this program were scheduled to vest to the extent that certain revenue growth goals were achieved. The baseline for measurement was actual revenue for 2012, normalized for any divestitures, mergers or acquisitions, with the growth rate measured after the close of fiscal 2013. At the measurement date, the PRSUs could have vested at 50% if minimum growth, or 0%, was attained; at 100% if target growth, or 5%, was attained; and at 150% if maximum growth, or 10%, was attained. Of our 2013 named executive officers, only Messrs. Uomoto and Wan were awarded 2012 PRSUs as they were the only current named executive officers who were also officers at the time that the awards were approved. The performance goals for the program were deemed by the Compensation Committee to be very challenging such that potential achievement was possible but significantly uncertain. Each of these individuals was awarded a target of 50,000 and a maximum of 75,000 PRSUs. On January 16, 2014, the Compensation Committee determined that the minimum target growth was not achieved and, consistent with our pay-for-performance philosophy, none of the 2012 PRSUs were earned and all were forfeited as of December 31, 2013.

2013 Option Awards. In February 2013, in connection with the commencement of his employment with us, the Compensation Committee granted a time-based stock option to Mr. Pellegrini to acquire 350,000 shares of common stock with an exercise price equal to $7.76, the closing price of our common stock on the grant date. The option vests 25% on the one-year anniversary, then vests an additional 12.5% at the expiration of each successive six months of employment.
In July 2013, upon Mr. Glaser’s recommendation, the Compensation Committee approved the award of stock options to several executives, including certain of our named executive officers. These options were awarded primarily to encourage and reward future share price improvement, and to ensure the competitiveness of our equity award program in light of our recruiting needs. In connection with this grant, Messrs. Parham, Uomoto and Wan were awarded options to acquire 120,000, 150,000 and 200,000 shares of common stock, respectively, pursuant to the 2005 Plan and subject to our standard four-year vesting of 12.5% on each of the successive six-month periods following the grant date, subject to the executive’s continued employment with the company. Mr. Pellegrini did not receive an award because he received both a time-based option (discussed above) and a performance-based option (discussed below) in connection with his hire earlier in the year. In determining the size of these option awards, the Compensation Committee considered the existing equity holdings of these executives, specifically including the unvested value, and the opportunity to benefit from future equity appreciation, as well as individual performance. The exercise price of each of the stock options is equal to $7.79, the closing price of our common stock on the grant date.
2013 Performance-Based Option Award. Pursuant to the terms of our offer letter to Mr. Pellegrini, the Compensation Committee approved the award to him of a performance-based option. Due to the time required to establish the performance criteria after his February start date, the option was not approved until July 2013. The option is for the purchase of 350,000 shares of common stock and will be earned and vested, if at all, upon the achievement of pre-established goals relating to fiscal years 2013, 2014, 2015 and 2016. These goals are based on revenue, adjusted EBITDA, and key performance indicators relating to the company’s Mobile Entertainment business. The Compensation Committee deemed the achievement of these goals to be very challenging such that significant effort would be required for attainment. This performance-based option award allows for the acceleration of the vesting of a limited number of awards each year in the event of earlier achievement. On February 7, 2014, the Compensation Committee determined that the revenue and adjusted EBITDA goals for 2013 had been achieved (revenue of $81.2 million compared to a target of $74.7 million; adjusted EBITDA of $5.8 million compared to a target of $5.3 million), although the subscriber goal had not. As a result, the Compensation Committee determined that 43,750 shares subject to Mr. Pellegrini’s performance-based option award had vested and been earned as of December 31, 2013. The exercise price relating to those vested shares is equal to $7.79, the closing price of our common stock on the vesting date. This award was negotiated with Mr. Pellegrini in connection with his hire and the Compensation Committee believed that it was appropriate and necessary in order to recruit him to join the company.
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
Our employees, including our named executive officers, are also eligible to participate in our 401(k) savings plan, a tax-qualified retirement savings plan pursuant to which all U.S.-based employees are able to contribute the lesser of up to 50% of their cash compensation (including base salary, bonuses, commissions and overtime pay) or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. RealNetworks will match 50% of the first 3% of pay that is contributed to the 401(k) savings plan. All employee contributions to the 401(k) savings plan are fully vested upon contribution. Matching contributions by RealNetworks become fully vested after three years. Our executive officers are eligible to participate in the benefit programs described above on the same basis as our other employees.
Perquisites.    We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively in to attract or retain an executive officer. In 2013, we reimbursed each of Mr. Glaser and Mr. Pellegrini for legal fees that he incurred in connection with the negotiation of his employment arrangement with us. These amounts have been reported as taxable income to Messrs. Glaser and Pellegrini. In addition, the imputed costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant have been reported as taxable income to Mr. Glaser. As negotiated at the time of his hire and reflected in his offer letter, Mr. Pellegrini is entitled to receive an annual allowance of up to 25,000 Euros for one family trip from New York to Italy. There were no other special benefits or perquisites provided to any other named executive officer in 2013.
Severance Benefits. Pursuant to offer letters, each of Messrs. Parham, Uomoto and Wan is eligible to receive 12 months of base salary plus 12 months of COBRA coverage in the event that we terminate his employment without cause. In the event that Mr. Pellegrini is terminated without cause or he resigns for good reason at any time (a) before the third anniversary of the commencement of his employment with us, he is eligible to receive 18 months of his base salary and prorated bonus, plus 12 months of COBRA coverage; or (b) after the third anniversary of the commencement of his employment with us, he is eligible to receive 12 months of his base salary and prorated bonus, plus 12 months of COBRA coverage. Mr. Pellegrini’s prorated bonus severance would be based on actual performance but in any case not less than 37.5% of his base salary. His severance also includes one year of accelerated vesting of any unvested, non-performance-based stock options. In each case, severance benefits are conditioned upon the individual entering into a customary agreement providing a release of claims in favor of the company. The Compensation Committee believes that these severance benefits are appropriate in order to provide competitive compensation and enable the company to recruit and retain talented executives.
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
Two of our named executive officers, however, have severance arrangements that were entered into before this practice was ended. Specifically, upon three months’ notice of a voluntary termination, the company is obligated to pay Mr. Wan three months of his base salary; upon six months’ notice of a voluntary termination, the company is obligated to pay Mr. Uomoto six months of his base salary.
Under our equity incentive plans, for awards granted prior to November 30, 2012, if we terminate the employment of a named executive officer for any reason other than for cause, or in the event of the disability of the named executive officer, and any of such named executive officer’s outstanding stock options or restricted stock units (including PRSUs) are not fully vested, the individual award agreements entered into with such named executive officer provide that the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or restricted stock units commenced or the last anniversary thereof, expressed in full months, provided that in the event the employment of the named executive officer is terminated without cause, the named executive officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. If the employment of a named executive officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date. Messrs. Parham, Uomoto and Wan held awards during 2013 that were subject to these provisions. For purposes of the award agreements, “cause” includes, for example, the substantial and continuing failure of the award holder after written notice to render services to the company in accordance with the terms or requirements of the award holder’s employment for reasons other than illness or incapacity, willful violation by the award holder of a policy or procedure of the company, resulting in any case in significant harm to the company, and the award holder’s violation of any confidentiality or non-competition agreements with the company or its subsidiaries.
Severance and Change in Control Benefits. With all of our named executive officers other than Mr. Glaser, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”) in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. In August 2012, management led the Compensation Committee in a review of our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook. The Compensation Committee determined that our practices in this regard were in line with those of our peers, but that certain adjustments would be considered.

Our current CIC Agreements provide that in the event of a “change in control” of RealNetworks, if the employment of the executive is terminated without “cause” or such executive resigns for “good reason” (as such terms are defined in the Amended CIC Agreement) within three months prior to or 24 months following such change in control, the executive is entitled to receive (i) a lump sum payment equal to 125% (for Messrs. Parham, Uomoto and Wan) or 150% (for Mr. Pellegrini) of the sum of his base salary and target bonus (the bonus is applicable only to Messrs. Parham, Uomoto and Wan), (ii) 100% (for Messrs. Parham, Uomoto and Wan) or 150% (for Mr. Pellegrini) of his prorated target bonus for any partial annual incentive bonus period, (iii) 100% accelerated vesting of his equity awards granted on or after February 1, 2010 (for Messrs. Parham, Uomoto and Wan) or accelerated vesting of those equity awards that would have vested within the 12 months following termination (for Mr. Pellegrini), (iv) extension of the post-termination exercisability of all vested nonqualified stock options that are outstanding as of the date of the executive’s termination of employment for up to 12 months, and (v) reimbursements for up to 18 months of COBRA health insurance premiums. In order for the executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months (for Messrs. Parham, Uomoto and Wan) or 18 months (for Mr. Pellegrini) following termination. For purposes this agreement, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to RealNetworks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work.
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
Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2013 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2014 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Michael T. Galgon Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table
The table below sets forth compensation information for the individuals who served as our chief executive officer, chief financial officer and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, based on compensation earned during our fiscal year ended December 31, 2013. We refer to these five individuals throughout this report as our “named executive officers” for 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Rob Glaser (6)	2013	450,000	224,492	—	1,938,850	—	14,302 (7)	2,627,644
Founder, Chairman and Interim Chief Executive Officer	2012	223,125	—	999,999	425,513	—	130	1,648,767

Tim Wan(8)	2013	285,000	—	—	571,760	125,047	4,292	986,099
Senior Vice President, Chief Financial Officer and Treasurer	2012	273,030	—	287,920	360,460	139,223	3,926	1,064,559

Michael Parham (9)	2013	260,000	—	—	343,056	98,868	4,472	706,396
Senior Vice President, General Counsel and Secretary

Max Pellegrini (10)	2013	344,102	275,000	—	1,924,510	166,067	22,037 (11)	2,731,716
President, Mobile Entertainment

Scott Uomoto (12)	2013	310,000	—	—	428,820	178,004	8,840	925,664
Senior Vice President, RealPlayer	2012	310,000	—	294,000	360,460	204,316	3,951	1,172,727

(1)
The amount shown for Mr. Pellegrini reflects the portion of his annualized 2013 base salary of $400,000 that was earned from February 20, 2013, the date of his appointment as President, Mobile Entertainment, through the end of fiscal year 2013.

(2)
The bonus amount reported for Mr. Glaser represents a discretionary bonus approved by the Compensation Committee based on the achievement of certain performance metrics. See the section of the Compensation Discussion and Analysis titled “2013 Compensation — Interim Chief Executive Officer Compensation.” The bonus amount reported for Mr. Pellegrini represents a one-time signing bonus. See the section of the Compensation Discussion and Analysis titled “2013 Compensation — Special Cash Bonus Awards.”

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

(4)
The amounts reported represent cash incentive compensation which is based on performance in the year shown. This performance-based cash compensation is discussed in further detail in the Compensation Discussion and Analysis in the section titled “2013 Compensation — Annual Performance-Based Cash Bonuses.”

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $3,825 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer, unless otherwise noted.

(6)	Mr. Glaser was named interim chief executive officer in July 2012.

(7)
Includes $3,066 for office space and parking for Mr. Glaser’s personal assistant, $10,977 reimbursed to Mr. Glaser for personal legal services, and $259 for life insurance premiums paid by RealNetworks for the benefit of Mr. Glaser.

(8)	Mr. Wan was appointed Senior Vice President, Chief Financial Officer and Treasurer effective April 18, 2012.

(9)	Mr. Parham was first designated as an executive officer of RealNetworks in 2013.

(10)	Mr. Pellegrini commenced employment with RealNetworks as President, Mobile Entertainment effective February 20, 2013.

(11)
Includes the following amounts paid by RealNetworks on Mr. Pellegrini’s behalf: $10,938 for costs related to personal trips to Italy and $6,533 for costs related to personal legal services, both of which are pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section titled “2013 Compensation — Perquisites,” and also $4,566 as described in footnote (5) above.

(12)	Mr. Uomoto was first designated as an executive officer of RealNetworks in 2012. Mr. Uomoto has resigned from the company, but expects to remain through June 2014.

2013 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2013 with respect to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards # of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	12/24/13								500,000	$7.90	$1,938,850

Tim Wan	—	$106,875	$213,750	$358,031
	07/25/13								200,000	$7.79	$571,760

Michael Parham	—	$84,500	$169,000	$283,075
	07/25/13								120,000	$7.79	$343,056

Max Pellegrini	—	$125,000	$250,000	$433,333
	02/20/13								350,000	$7.76	$984,760
	07/25/13				0	350,000	0			—	$939,750

Scott Uomoto	—	$116,250	$232,500	$412,688
	07/25/13								150,000	$7.79	$428,820

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each named executive officer for 2013 performance. The actual amounts paid for 2013 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section titled “2013 Compensation — Annual Performance-Based Cash Bonuses.”

(2)
The amounts reported in these columns represent the threshold, target and maximum amounts of performance-based restricted stock units that were granted to the named executive officers in 2013. These awards will vest, if at all, upon the attainment of certain performance goals for 2013, 2014, 2015 and 2016. 43,750 of these awards were earned, and vested, in 2013. These awards are described in further detail in the Compensation Discussion and Analysis in the section titled “2013 Compensation — The Role of Long-Term Equity Awards — 2013 Performance-Based Option Award.”

(3)
The numbers of securities reported in this column represent non-qualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2013” table. The exercise price of the stock options is equal to the closing price of RealNetworks’ common stock on the date of grant. If a named executive officer’s employment terminates for any reason other than death, disability, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the named executive officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate.

(4)
The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2013 pursuant to the 2005 Plan, determined in accordance with financial accounting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Outstanding Equity Awards at December 31, 2013
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2013. The market value of the RSUs is based on the closing price of RealNetworks common stock on the NASDAQ Stock Market on December 31, 2013, which was $7.55.

		Option Awards					Stock Awards
Name(1)	Vesting Commence-ment Date(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	04/06/2007	31,250 (2)	—		26.76	04/06/2014
	12/31/2012	105,000 (3)	—		7.56	12/31/2019
	12/24/2013	—	500,000 (4)		7.90	12/24/2020
	—	—	—	—	—	—	—	—	132,275 (10)	998,676

Tim Wan	12/17/2009	750 (5)	—		10.52	12/17/2016
	12/17/2009	1,011 (5)	—		10.52	12/17/2016
	12/17/2009	1,820 (7)	—		10.52	12/17/2016
	12/17/2009	2,500 (5)	—		10.52	12/17/2016
	12/17/2009	833 (5)	—		10.52	12/17/2016
	12/17/2009	1,541 (5)	—		10.52	12/17/2016
	12/17/2009	250 (5)	—		10.52	12/17/2016
	12/17/2009	5,666 (5)	—		10.52	12/17/2016
	12/17/2009	500 (5)	—		10.52	12/17/2016
	12/17/2009	415 (5)	—		10.52	12/17/2016
	09/21/2009	15,000 (6)	—		10.44	09/21/2016
	01/25/2010	13,125	1,875 (4)		14.40	01/25/2017
	01/01/2011	23,439	14,061 (4)		11.36	02/01/2018
	09/28/2012	25,000	75,000 (4)		8.32	09/28/2019
	07/25/2013	—	200,000 (4)		7.79	07/25/2020
	—	—	—	—	—	—	4,000 (11)	30,200	—	—
	—	—	—	—	—	—	3,500 (11)	26,425	—	—
	—	—	—	—	—	—	—	—	75,000 (12)	—

Michael Parham	12/17/2009	527 (5)	—		10.52	12/17/2016
	12/17/2009	950 (7)	—		10.52	12/17/2016
	12/17/2009	296 (5)	—		10.52	12/17/2016
	12/17/2009	500 (5)	—		10.52	12/17/2016
	12/17/2009	1,983 (5)	—		10.52	12/17/2016
	12/17/2009	760 (5)	—		10.52	12/17/2016
	12/17/2009	11,666 (5)	—		10.52	12/17/2016
	12/17/2009	1,916 (5)	—		10.52	12/17/2016
	12/17/2009	1,000 (5)	—		10.52	12/17/2016
	12/17/2009	1,500 (5)	—		10.52	12/17/2016
	09/28/2012	7,500	22,500 (4)		8.32	09/28/2019
	03/24/2013	17,500	52,500 (4)		7.99	08/16/2019
	07/25/2013	—	120,000 (4)	—	7.79	07/25/2020
	—	—	—	—	—	—	2,912 (11)	21,986	—	—
	—	—	—	—	—	—	7,500 (15)	56,625	—	—
	—	—	—	—	—	—	—	—	75,000 (12)	—
Max Pellegrini	02/20/2013	—	350,000 (13)		7.76	02/20/2020
	07/25/2013	—	350,000 (14)		7.79	07/25/2020
Scott G. Uomoto	12/17/2009	1,055 (5)	—		10.52	12/17/2016
	12/17/2009	2,600 (7)	—		10.52	12/17/2016
	12/17/2009	1,141 (5)	—		10.52	12/17/2016
	12/17/2009	1,308 (5)	—		10.52	12/17/2016

	Option Awards					Stock Awards
12/17/2009	3,750 (5)	—		10.52	12/17/2016
12/17/2009	2,083 (5)	—		10.52	12/17/2016
12/17/2009	666 (5)	—		10.52	12/17/2016
12/17/2009	3,300 (8)	—		10.52	12/17/2016
08/05/2002	1,500 (2)	—		11.04	08/05/2022
09/28/2012	25,000	75,000 (4)		8.32	09/28/2019
01/01/2011	23,439	14,061 (4)		11.36	02/01/2018
01/25/2010	24,063	3,437 (4)		14.40	01/25/2017
04/27/2011	31,250	18,750 (4)		10.36	04/27/2018
07/25/2013	—	150,000 (4)	—	7.79	07/25/2020
—	—	—	—	—	—	7,500 (11)	56,625	—	—
—	—	—	—	—	—	—	—	75,000 (12)	—

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment and (b) applicable time or performance conditions as indicated in footnotes (2) through (15) below.

(2)	Options vested in full on the second anniversary of the vesting commencement date.

(3)	The options were 100% vested in full on the December 31, 2012 grant date.

(4)
Options vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award is fully vested on the four-year anniversary of the vesting commencement date.

(5)	Options became fully vested on December 17, 2010 in accordance with the terms of the December 17, 2009 option exchange.

(6)
Options vested at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award became fully vested on the four-year anniversary of the vesting commencement date.

(7)	Options became fully vested on June 1, 2011 in accordance with the terms of the December 17, 2009 option exchange.

(8)	Options became fully vested on August 12, 2012 in accordance with the terms of the December 17, 2009 option exchange.

(9)	Options became fully vested on February 1, 2012 in accordance with the terms of the December 17, 2009 option exchange.

(10)
Represents performance-based restricted stock units that are scheduled to vest on December 31, 2013 or December 31, 2014, subject to the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. The awards reported assume performance will be achieved at a target level of 100%.

(11)
Represents restricted stock units that are scheduled to vest at the rate of 50% on the one-year anniversary of the vesting commencement date and 25% on each six-month anniversary thereafter, such that the award will be fully vested on the two-year anniversary of the vesting commencement date.

(12)
Represents performance-based restricted stock units scheduled to vest on December 31, 2013, subject to the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. The awards reported assume performance will be achieved at a maximum level of 150%. On February 7, 2014, the Compensation Committee certified that the performance goals had not been achieved and therefore, the award was terminated in full without any portion having been earned by the named executive officer.

(13)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award is fully vested on the four-year anniversary of the vesting commencement date.

(14)
Represents performance-based options that are eligible for vesting over a four-year period, based upon the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks.

(15)
Represents restricted stock units that are scheduled to vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% on each six-month anniversary thereafter, such that the award will be fully vested on the four-year anniversary of the vesting commencement date.

2013 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2013. None of our named executive officers exercised any option awards during fiscal year 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	—	—
Tim Wan	—	—	22,500	175,725
Michael Parham	—	—	14,374	109,020
Max Pellegrini	—	—	—	—
Scott Uomoto	—	—	22,500	176,925

(1)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks’ common stock on the vesting date.

2013 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2013, (2) the price per share of our common stock was $7.55, which was the closing market price on December 31, 2013, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)(1)	Death($)	Disability($)

Rob Glaser	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Tim Wan	Severance	285,000	356,250	71,250	—	—
	Bonus Severance	—	267,188	—	—	—
	Bonus	—	125,047	—	125,047	125,047
	Equity award vesting acceleration	56,625	56,625	—	56,625	56,625

Michael Parham	Severance	260,000	325,000	—	—	—
	Bonus Severance	—	243,750	—	—	—
	Bonus	—	98,868	—	98,868	98,868
	Equity award vesting acceleration	78,611	78,611	—	78,611	78,611

Max Pellegrini	Severance	600,000	600,000	—	—	—
	Bonus	—	249,101	—	166,067	166,067
	Equity award vesting acceleration	—	—	—	—	—

Scott Uomoto	Severance	310,000	387,500	155,000	—	—
	Bonus Severance	—	290,625	—	—	—
	Bonus	—	178,004	—	178,004	178,004
	Equity award vesting acceleration	56,625	56,625	—	56,625	56,625

(1)	Assumes that Mr. Wan has provided a notice period of 3 months and that Mr. Uomoto has provided a notice period of 6 months prior to voluntarily terminating his employment with RealNetworks.

Benefits Not In Connection With A Change in Control
Pursuant to offer letters, Messrs. Parham, Uomoto and Wan are each eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event. Pursuant to his offer letter, Mr. Pellegrini is eligible to receive 18 months of salary and prorated bonus, plus 18 months of COBRA coverage in the event that, prior to the three-year anniversary of his start date, his employment is terminated without cause other than in connection with a change in control event; in the event that, after the three-year anniversary of his start date, his employment is terminated without cause other than in connection with a change in control event, Mr. Pellegrini is eligible to receive 12 months of salary and prorated bonus, plus 12 months of COBRA coverage. Mr. Pellegrini’s prorated bonus in a severance scenario would be based on actual performance but in any case not less than 37.5% of base salary. In addition, his offer letter provides that upon a termination without cause other than in connection with a change in control, he will receive 1 year of accelerated vesting of any unvested, non‑performance‑based stock options. The severance benefits for these named executive officers described above are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
Certain equity awards held by Messrs. Parham, Uomoto and Wan provide for partial vesting acceleration upon his termination by us without cause. Specifically, for awards granted prior to November 30, 2012, if we terminate the employment of the named executive officer for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
Benefits In Connection With A Change in Control
The Amended CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his termination of employment under certain circumstances. Specifically, if any of Messrs. Parham, Uomoto or Wan’s employment is terminated without cause or he resigns for good reason and the termination occurs within three months prior to or 24 months following our change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus, his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. If Mr. Pellegrini’s employment is terminated without cause or he resigns for good reason and the termination occurs within three months prior to or 24 months following our change in control, then he is entitled to receive 150% of his base salary, 150% of his target bonus, 12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage
Benefits Upon Voluntary Termination, Death and Disability
Upon Voluntary Termination.    It has been our practice to pay a modest severance upon a voluntary termination if the executive provides advance notice to us of at least 90 days. This practice is intended to allow for a more orderly transition period. Pursuant to agreements in effect at December 31, 2013, Mr. Wan is eligible for severance equal to three months of his base salary if he provides at least three months’ advance notice, and Mr. Uomoto is eligible for severance equal to six months of his base salary if he provides at least six months’ advance notice. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each named executive officer has provided the required advance notice prior to voluntarily terminating his employment on December 31, 2013.
Upon Death or Disability.    If the employment of a named executive officer had terminated on December 31, 2013 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2013 but not paid as of December 31, 2013.
If the employment of a named executive officer terminates due to his death, any stock options or RSUs that are unvested as of the date of his death will fully vest on such date and any options may be exercised by his estate or legal representative for a period of one year following such date, but not later than the expiration date of such stock options. If the employment of a named executive officer terminates due to disability, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months. In the case of performance-based RSUs, the death or disability of a named executive officer would result in full acceleration of such award.

Certain Defined Terms
For purposes of the offer letters, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) substantial and continuing (or in the case of Mr. Uomoto, willful, substantial and continuing) failure after written notice to render services to the company in accordance with the terms and requirements of his employment (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, resulting in material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in material harm to the company.
For purposes of the Amended CIC Agreements, the term “Cause” generally means conduct by the executive involving one or more of the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) willful, substantial and continuing failure to perform the reasonable duties of his position (other than due to illness or incapacity) for at least 30 days following written notice from the Board; (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, in each case that is intended to result in the substantial personal enrichment of the executive and that results in substantial, material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, which violation results in substantial, material harm to the company.
For purposes of the equity award agreements, the term “Cause” generally means conduct by the executive involving one or more of the following: (1) conviction or plea of no contest to a felony or misdemeanor involving moral turpitude; (2) indictment for a felony or misdemeanor involving moral turpitude under the federal securities laws; (3) substantial and continuing failure after written notice to render services to the company in accordance with the terms or requirements of the executive’s employment for reasons other than illness or incapacity; (4) willful misconduct or gross negligence; (5) fraud, embezzlement, theft, misrepresentation or dishonesty involving the company or any subsidiary, or willful violation of a policy or procedure of the company, resulting in any case in significant harm to the company; or (6) violation of any confidentiality or non-competition agreements with the company or its subsidiaries.
For purposes of the Amended CIC Agreements, the term “Change in Control” generally means the occurrence of any of the following: (1) during any 24‑month period, individuals who, at the beginning of the period constitute the Board (the “Incumbent Directors”) cease to constitute at least a majority of the Board, provided that any directors whose election or nomination for election was approved by a majority vote of the Incumbent Directors will be considered an Incumbent Director (but not any director who was initially elected or nominated as a result of an actual or threatened election contest or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board); or (2) any person is or becomes a beneficial owner of securities of the company representing 50% or more of the combined voting power of the company’s then outstanding securities eligible to vote for the election of the Board, excluding any of the following acquisitions: (A) by the Company or any subsidiary, (B) by any employee benefit plan sponsored or maintained by the company or any subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, or (D) pursuant to a Non-Qualifying Transaction (as defined in clause (3) below); or (3) a merger, consolidation, statutory share exchange, reorganization or similar form of corporate transaction involving the company or its subsidiaries that requires the approval of the company’s shareholders, unless immediately following such corporate transaction: (A) more than 50% of the total voting power of (x) the surviving corporation resulting from such transaction, or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the surviving corporation, is represented by company voting securities that were outstanding immediately prior to such the corporate transaction (or, if applicable, is represented by shares into which such company voting securities were converted pursuant to such corporate transaction), and the voting power among the holders thereof is in substantially the same proportion as the voting power of such company voting securities among the holders thereof immediately prior to the corporate transaction, (B) no person is or becomes the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the parent corporation or surviving corporation and (C) at least half of the members of the board of directors of the parent corporation or surviving corporation following the corporate transaction were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such corporate transaction (any corporate transaction which satisfies all of the criteria specified in (A), (B) and (C) above will be deemed to be a “Non-Qualifying Transaction”); or (4) a change in the ownership of a substantial portion of the company’s assets which occurs on the date that any person, or group of persons acquires or has acquired during a 12‑month period assets from the company with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the company.
For purposes of the equity award agreements, the term “Disability” generally means a permanent and total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended.
For purposes of the Amended CIC Agreements, the term “Good Reason” generally means the executive’s resignation within 30 days after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to Executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
From January 1, 2013 to October 23, 2013, the Compensation Committee was composed of Ms. Roberts and Messrs. Galgon and Trempont. Ms. Lepore was appointed to the Board on September 27, 2013 and as a member of the Compensation Committee on October 23, 2013. In 2013, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2013, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation in 2013.
Non-employee directors other than our Chairman receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2013 equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On November 15, 2013, Messrs. Cunningham, Galgon, Slade and Trempont, Ms. Lepore and Ms. Roberts were each granted RSUs for 6,147 shares and an option to acquire 15,000 shares of our common stock having an exercise price of $7.32 per share, which RSUs and options vest as described above. Ms. Lepore was appointed as a director on September 27, 2013, and therefore received a partial equity award for her service prior to the 2013 annual meeting of shareholders. On September 27, 2013, Ms. Lepore was awarded RSUs for 439 shares and, on November 4, 2013, was awarded an option to acquire 520 shares of our common stock having an exercise price of $7.47, which RSUs and option were fully vested as of the date of our 2013 annual meeting of shareholders, November 12, 2013.

While Mr. Glaser is serving as our interim Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as interim Chief Executive Officer in 2013.
2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Unit Awards (2) ($)(1)	All Other Compensation	Total ($)
John E. Cunningham IV (3)	62,883	16,802	45,000	2,500	127,185
Michael T. Galgon (4)	56,000	16,802	45,000	—	117,802
Dawn G. Lepore (5)	10,750	18,223	48,745	—	77,718
Kalpana Raina (6)	60,302	—	—	—	60,302
Janice Roberts (7)	71,997	16,802	45,000	—	133,799
Michael B. Slade (8)	42,000	16,802	45,000	240,000	343,802
Dominique Trempont (9)	101,555	16,802	45,000	—	163,357
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in 2013 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013. As of December 31, 2013, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 22,813 for Mr. Cunningham; 20,729 for Mr. Galgon; 15,520 for Ms. Lepore; 34,270 for Ms. Roberts; 27,500 for Mr. Slade; and 34,791 for Mr. Trempont. Ms. Raina was no longer a director of RealNetworks as of December 31, 2013.

(2)
As of December 31, 2013, each of our non-employee directors held 6,147 shares of RealNetworks common stock underlying outstanding RSU awards. Ms. Raina was no longer a director of RealNetworks as of December 31, 2013.

(3)
Mr. Cunningham served as a member of the Audit Committee and Nominating and Corporate Governance Committee for all of 2013, and was appointed to serve as Chair of the Nominating and Corporate Governance Committee effective June 17, 2013. Beginning in 2013, our non-employee directors are eligible to participate in our Employee Matching Gifts Program, which is available to all regular employee of RealNetworks, Inc. In November 2013, Mr. Cunningham submitted a request to match a $2,500 contribution he made to a charity, which was approved and paid by The RealNetworks Foundation in 2013.

(4)	Mr. Galgon served as a member of the Compensation Committee for all of 2013, and was appointed as a member of the Audit Committee effective November 12, 2013.

(5)	Ms. Lepore was appointed to serve as a director on September 27, 2013 and as a member of the Compensation Committee on October 23, 2013.

(6)
Ms. Raina served as Chair of the Nominating and Corporate Governance Committee until June 17, 2013, and as a member of the Nominating and Corporate Governance Committee and the Audit Committee until the expiration of her term as a director on November 12, 2013.

(7)	Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee.

(8)
In August 2012, we entered into a strategic advisory agreement with Mr. Slade pursuant to which Mr. Slade was paid $20,000 per month in consulting fees for 2013. During the effective period of this agreement, Mr. Slade was not paid compensation for service on any committee of the Board.

(9)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee during all of 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on March 6, 2014 for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15, 2014 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 35,867,659 shares outstanding as of April 15, 2014. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	12,935,029	35.9%
Ariel Investments, LLC (3)	2,515,722	7.0%
Dimensional Fund Advisors LP (4)	2,357,754	6.6%
T. Rowe Price Associates, Inc. (5)	2,261,813	6.3%
John E. Cunningham IV (6)	27,361	*
Michael T. Galgon (7)	23,739	*
Dawn G. Lepore (8)	13,295	*
Janice Roberts (9)	49,549	*
Michael B. Slade (10)	36,792	*
Dominique Trempont (11)	50,378	*
Michael Parham (12)	76,335	*
Max Pellegrini (13)	131,250	*
Scott Uomoto (14)	214,973	*
Tim Wan (15)	159,759	*
All directors and executive officers as a group (11 persons)(16)	13,718,460	37.4%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the table date, and restricted stock units, or RSUs, that will have vested within 60 days of the table date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 142,025 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on February 14, 2014 by Ariel Investments, LLC. Ariel reported that as of December 31, 2013, it beneficially owned an aggregate of 2,515,722 shares of common stock and that its address is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G filed with the SEC on February 10, 2014 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2013, it beneficially owned an aggregate of 2,357,754 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)
Information is based on a Schedule 13G filed with the SEC on February 12, 2014 by T. Rowe Price Associates, Inc. wherein it reported that as of December 31, 2013, it beneficially owned an aggregate of 2,261,813 shares of common stock and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price Science & Technology Fund, Inc. which owns 919,387 shares, representing 2.5% of the shares outstanding, for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(6)	Includes 16,563 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(7)	Includes 14,479 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 9,270 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 28,020 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 21,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 28,541 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 3,586 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 73,598 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(13)	Includes 131,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(14)	Includes 166,779 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,500 RSUs that are scheduled to vest within 60 days of the table date.

(15)	Includes 135,912 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,500 RSUs that are scheduled to vest within 60 days of the table date.

(16)
Includes an aggregate of 767,687 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 36,516 RSUs that are scheduled to vest within 60 days of the table date.

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

All related person transactions of which RealNetworks’ management is aware will be disclosed to the Audit Committee. At least annually, management will elicit information from our executive officers and directors as to existing and potential related person transactions, and will seek to obtain such information from 5% shareholders who do not file reports with the SEC on Schedule 13G. An executive officer or director will promptly inform the Chair of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.
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
In August 2012, we entered into a strategic advisory agreement with Michael Slade, a director, whereby Mr. Slade would provide consulting services relating to strategic initiatives of the company and our business units. During 2013, Mr. Slade was paid $20,000 per month for his services rendered pursuant to this agreement. Effective January 23, 2014, the scope of services provided by Mr. Slade pursuant to this agreement was expanded and the related fee was increased to $30,000 per month. The agreement provides for the automatic renewal of the engagement for one year following each December 31-expiration date so long as the engagement is approved by the Audit Committee pursuant to the RealNetworks, Inc. Policy Regarding Related Party Transactions.
Director Independence
Our Board of Directors has determined that all of our directors other than Messrs. Glaser and Slade are independent under the Nasdaq listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent.

Item 14.	Principal Accounting Fees and Services
Fees Billed by KPMG LLP During 2012 and 2013
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2012 and 2013, and fees billed for other services rendered by KPMG LLP.

	2012	2013
Audit Fees (1)	$1,554,000	$1,250,000
Audit-Related Fees	0	0
Tax Fees (2)	7,100	78,897
All Other Fees	0	0

Total Fees	$1,561,100	$1,328,897

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2012 and 2013, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the

2012 and 2013 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to certain of our subsidiaries.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2012 and 2013, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2013.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2013.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 29, 2014.

REALNETWORKS, INC.

By:	/s/ Robert Glaser
Robert Glaser
Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 29, 2014.

Signature	Title
/s/ Robert Glaser	Chairman and Interim Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Tim Wan	Chief Financial Officer and Treasurer
Tim Wan	(Principal Financial and Accounting Officer)
/s/ *
John E. Cunningham IV	Director
/s/ *
Michael T. Galgon	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: /s/ Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
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