Form 10-Q
period 2014-03-31
REALNETWORKS INC
filed 2014-05-08
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2014 was 35,881,833.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$131,276	$151,235
Short-term investments	78,361	74,920
Trade accounts receivable, net of allowances	25,404	24,613
Deferred costs, current portion	1,629	1,601
Deferred tax assets, current	308	306
Prepaid expenses and other current assets	10,322	9,124
Total current assets	247,300	261,799
Equipment, software, and leasehold improvements, at cost:
Equipment and software	86,585	86,721
Leasehold improvements	3,889	3,482
Total equipment, software, and leasehold improvements, at cost	90,474	90,203
Less accumulated depreciation and amortization	68,452	67,031
Net equipment, software, and leasehold improvements	22,022	23,172
Restricted cash equivalents and investments	3,000	3,000
Equity method investment	11,704	12,473
Available for sale securities	3,212	7,181
Other assets	2,517	2,332
Deferred costs, non-current portion	1,040	946
Deferred tax assets, net, non-current portion	1,408	1,409
Other intangible assets, net	12,045	12,993
Goodwill	17,336	17,476
Total assets	$321,584	$342,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,402	$19,987
Accrued and other current liabilities	27,704	41,893
Deferred tax liabilities, net, current portion	909	899
Deferred revenue, current portion	8,718	7,498
Total current liabilities	58,733	70,277
Deferred revenue, non-current portion	155	166
Deferred rent	1,378	1,318
Deferred tax liabilities, net, non-current portion	1,556	1,556
Other long-term liabilities	595	483
Total liabilities	62,417	73,800
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,868 shares in 2014 and 35,833 shares in 2013	36	36
Additional paid-in capital	611,723	610,167
Accumulated other comprehensive loss	(51,295)	(47,695)
Retained deficit	(301,297)	(293,527)
Total shareholders’ equity	259,167	268,981
Total liabilities and shareholders’ equity	$321,584	$342,781
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Net revenue (A)	$45,724	$56,793
Cost of revenue (B)	18,786	20,506
Extinguishment of liability (See Note 10)	(10,580)	—
Gross profit	37,518	36,287
Operating expenses:
Research and development	14,059	15,251
Sales and marketing	21,723	21,134
General and administrative	9,317	9,946
Restructuring and other charges	1,216	1,382
Lease exit and related charges	79	—
Total operating expenses	46,394	47,713
Operating income (loss)	(8,876)	(11,426)
Other income (expenses):
Interest income, net	136	647
Gain (loss) on sale of available for sale securities, net	2,371	—
Equity in net loss of Rhapsody investment	(838)	(2,233)
Other income (expense), net	(77)	109
Total other income (expenses), net	1,592	(1,477)
Income (loss) before income taxes	(7,284)	(12,903)
Income tax expense (benefit)	486	(1,229)
Net income (loss)	$(7,770)	$(11,674)
Basic net income (loss) per share	$(0.22)	$(0.33)
Diluted net income (loss) per share	$(0.22)	$(0.33)
Shares used to compute basic net income (loss) per share	35,840	35,343
Shares used to compute diluted net income (loss) per share	35,840	35,343
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(3,575)	$2,637
Foreign currency translation adjustments, net of reclassification adjustments	(25)	(1,238)
Total other comprehensive income (loss)	(3,600)	1,399
Net income (loss)	(7,770)	(11,674)
Comprehensive income (loss)	$(11,370)	$(10,275)
(A) Components of net revenue:
License fees	$8,579	$12,829
Service revenue	37,145	43,964
	$45,724	$56,793
(B) Components of cost of revenue:
License fees	$2,212	$2,154
Service revenue	16,574	18,352
	$18,786	$20,506
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,770)	$(11,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,983	4,888
Stock-based compensation	1,337	2,038
Equity in net loss of Rhapsody	838	2,233
Deferred income taxes, net	10	(1,559)
Gain on sale of available for sale securities	(2,371)	—
Realized translation gain	(48)	—
Extinguishment of liability	(10,580)	—
Other	—	(75)
Net change in certain operating assets and liabilities:
Trade accounts receivable	(818)	1,554
Prepaid expenses and other assets	(1,426)	2,823
Accounts payable	1,435	(1,784)
Accrued and other liabilities	(2,100)	(5,177)
Net cash provided by (used in) operating activities	(18,510)	(6,733)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(998)	(1,194)
Proceeds from sale of available for sale securities	2,754	—
Purchases of short-term investments	(29,030)	(43,318)
Proceeds from sales and maturities of short-term investments	25,589	27,640
Acquisitions of businesses, net of cash acquired	—	(700)
Net cash provided by (used in) investing activities	(1,685)	(17,572)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	210	20
Tax payments from shares withheld upon vesting of restricted stock	(60)	(166)
Payment of contingent consideration	—	(828)
Net cash provided by (used in) financing activities	150	(974)
Effect of exchange rate changes on cash and cash equivalents	86	(1,225)
Net increase (decrease) in cash and cash equivalents	(19,959)	(26,504)
Cash and cash equivalents, beginning of period	151,235	163,198
Cash and cash equivalents, end of period	$131,276	$136,694
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$86	$3,612
Cash paid for income taxes	$621	$725
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$3	$172
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2014 and 2013
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
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the 10-K).
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
Note 2. Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 to be implemented that are of significance or potential significance to RealNetworks.
Note 3. Acquisitions
In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible and intangible assets and liabilities recognized are reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million was related to tradenames and trademarks determined to have indefinite useful lives and will be evaluated annually in our fourth quarter for impairment, or more frequently, if circumstances indicate an impairment may exist. The remaining $3.5 million includes developed game technology and existing customer relationships with finite lives, and is being amortized over their useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.9 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and was primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes. We expect this acquisition to enhance our footprint in the social casino games arena.
In the quarter ended September 30, 2013, we acquired 100% of the voting interests in Muzicall Limited, a ringback tone company based in London, for total cash consideration of $6.7 million. The tangible and intangible assets and liabilities recognized are reported in the Mobile Entertainment segment. The identifiable intangible assets associated with the acquisition totaled $5.4 million, and include tradenames and trademarks, developed technology, user base and carrier relationships. All identifiable intangible assets from this acquisition have finite lives, and are being amortized over their useful lives. We recorded a net deferred tax asset of $3.4 million related to the assets acquired, and a full valuation allowance. Goodwill totaling $1.3 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets acquired, and was primarily related to the assembled workforce and expected synergies in the ringback tone industry. The goodwill is not deductible for income tax purposes. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Note 4. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended March 31,
	2014	2013
Total stock-based compensation expense	$1,337	$2,038
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate	1.10%	0.57%
Expected life (years)	3.8	3.7
Volatility	40%	48%

The total stock-based compensation amounts for 2014 and 2013 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. As of March 31, 2014, we had $10.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Note 5. Rhapsody Joint Venture
As of March 31, 2014 we owned approximately 45% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
Subsequent to the restructuring transaction, RealNetworks provided certain operational transition services to Rhapsody. These transition services were completed in 2013, and RealNetworks has no further obligations or liabilities pursuant to the support services agreement.
We recorded our share of losses of Rhapsody of $0.8 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively.
The carrying value of our Rhapsody investment was $11.7 million as of March 31, 2014.
Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended March 31,
	2014	2013
Net revenue	$42,003	$33,962
Gross profit	9,121	7,845
Net loss	(1,630)	(4,816)
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2014				March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$38,266	$—	$—	$38,266	$38,266
Money market funds	1	20,444	—	20,445	20,445
Corporate notes and bonds	—	72,565	—	72,565	72,565
Total cash and cash equivalents	38,267	93,009	—	131,276	131,276
Short-term investments:
Corporate notes and bonds	—	64,412	—	64,412	64,335
U.S. government agency securities	13,272	677	—	13,949	13,947
Total short-term investments	13,272	65,089	—	78,361	78,282
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	3,212	—	—	3,212	482
Total	$54,751	$161,098	$—	$215,849	$213,040

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2013				December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$46,978	$—	$—	$46,978	$46,978
Money market funds	1	26,913	—	26,914	26,914
Corporate notes and bonds	—	77,043	—	77,043	77,044
U.S. government agency securities	—	300	—	300	300
Total cash and cash equivalents	46,979	104,256	—	151,235	151,236
Short-term investments:
Corporate notes and bonds	—	59,766	—	59,766	59,713
U.S. government agency securities	14,077	1,077	—	15,154	15,159
Total short-term investments	14,077	60,843	—	74,920	74,872
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	7,181	—	—	7,181	842
Total	$68,237	$168,099	$—	$236,336	$229,950

Restricted cash equivalents and investments amounts as of March 31, 2014, and December 31, 2013 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.

Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2014 and December 31, 2013 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2014 and December 31, 2013 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2014 (in thousands):

Estimated Fair Value
Within one year	$45,536
Between one year and five years	32,825
Total short-term investments	$78,361
Our equity investment in a publicly traded company as of March 31, 2014 and December 31, 2013 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In March 2014 we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2014 and 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2013	$966	$569
Addition (reduction) to allowance	189	(74)
Amounts written off	(25)	(3)
Foreign currency translation	1	(1)
Balances, March 31, 2014	$1,131	$491
Two customers each accounted for 14% of trade accounts receivable and one other customer accounted for 10% of trade accounts receivable, as of March 31, 2014. One customer accounted for 17% of trade accounts receivable as of December 31, 2013.
Two customers each accounted for 17% of consolidated revenue during the quarter ended March 31, 2014. The revenue from one of these customers, which totaled $7.6 million, is reflected in our RealPlayer Group and Games segments. The other customer, which accounted for $7.8 million of consolidated revenue during the quarter ended March 31, 2014, is reflected in our Mobile Entertainment segment. One customer accounted for 14%, or $8.1 million, of consolidated revenue during the quarter ended March 31, 2013. The revenue from this customer is reflected in our RealPlayer Group and Games segments.
Note 8. Other Intangible Assets
Other intangible assets (in thousands):

	As of March 31,			As of December 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$35,123	$31,763	$3,360	$35,156	$31,262	$3,894
Developed technology	29,063	25,384	3,679	29,097	25,039	4,058
Patents, trademarks and tradenames	4,011	3,637	374	4,021	3,627	394
Service contracts	5,663	5,531	132	5,679	5,532	147
	73,860	66,315	7,545	73,953	65,460	8,493
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$78,360	$66,315	$12,045	$78,453	$65,460	$12,993

No impairments of other intangible assets were recognized in either of the quarters ended March 31, 2014 or March 31, 2013.
Note 9. Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2013	$17,476
Effects of foreign currency translation	(140)
Balance, March 31, 2014	$17,336

Goodwill by segment (in thousands):

March 31, 2014
RealPlayer Group	$580
Mobile Entertainment	2,153
Games	14,603
Total goodwill	$17,336

No impairments of goodwill assets were recognized in either of the quarters ended March 31, 2014 or March 31, 2013.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2014	December 31, 2013
Royalties and other fulfillment costs	$5,066	$16,467
Employee compensation, commissions and benefits	8,107	10,060
Sales, VAT and other taxes payable	6,354	7,237
Other	8,177	8,129
Total accrued and other current liabilities	$27,704	$41,893
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had been originally recorded based on statutory rates, were extinguished.
Note 11. Restructuring Charges

Restructuring and other charges in 2014 and 2013 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
In the third quarter of 2012, we announced the elimination of approximately 160 positions worldwide, which was concluded as of the second quarter of 2013. During 2013 and 2014, we have incurred restructuring charges consisting of costs associated with the reorganization of our business operations and our ongoing expense alignment efforts. These costs are reflected in the table below.
Restructuring charges by type of cost (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2014	$1,216
Costs incurred and charged to expense for the three months ended March 31, 2013	$1,382

Changes to the accrued restructuring cost liability (in thousands):

Employee Separation Costs
Accrued liability as of December 31, 2013	$756
Costs incurred and charged to expense for the three months ended March 31, 2014	1,216
Cash payments	(1,856)
Accrued liability as of March 31, 2014 (included in Accrued and other current liabilities)	$116

Note 12. Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
Changes to accrued lease exit and related charges (in thousands):

Accrued loss as of December 31, 2013	$254
Additions and adjustments to the lease exit charges accrual, including sublease income estimate revision	79
Less amounts paid, net of sublease amounts	(67)
Accrued loss as of March 31, 2014 (included in Accrued and other current liabilities)	$266

Note 13.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Three months ended March 31,
	2014	2013
Investments
Accumulated other comprehensive income (loss), beginning of period	$6,397	$26,685
Unrealized gains (losses), net of tax effects of $0 and $(1,629)	(1,204)	2,637
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $(4) and $0	(2,371)	—
Net current period other comprehensive income	(3,575)	2,637
Accumulated other comprehensive income (loss) balance, end of period	$2,822	$29,322
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(54,092)	$(53,225)
Translation adjustments	23	(1,238)
Reclassification adjustments for losses (gains) included in other income (expense)	(48)	—
Net current period other comprehensive income	(25)	(1,238)
Accumulated other comprehensive income (loss) balance, end of period	$(54,117)	$(54,463)
Total accumulated other comprehensive income (loss), end of period	$(51,295)	$(25,141)

Note 14. Income Taxes
As of March 31, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million.
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
Note 15. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended March 31,
	2014	2013
Net income (loss) available to common shareholders	$(7,770)	$(11,674)
Weighted average common shares outstanding used to compute basic EPS	35,840	35,343
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	35,840	35,343
Basic EPS	$(0.22)	$(0.33)
Diluted EPS	$(0.22)	$(0.33)
During the quarters ended March 31, 2014, and March 31, 2013, 6.1 million and 4.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 16. Commitments and Contingencies
We may become subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.
Note 17. Guarantees
In the ordinary course of business, RealNetworks is subject to potential obligations for standard warranty and indemnification provisions that are contained within many of our customer license and service agreements. Our warranty provisions are consistent with those prevalent in our industry, and we do not have a history of incurring losses on warranties; therefore, we do not maintain accruals for warranty-related obligations. With regard to indemnification provisions, nearly all of our carrier contracts obligate us to indemnify our carrier customers for certain liabilities that may be incurred by them. We have received in the past, and may receive in the future, claims for indemnification from carrier customers.
In relation to the patents and other technology assets we sold to Intel in the second quarter of 2012, we have specific obligations to indemnify Intel for breaches of the representations and warranties that we made and covenants that we agreed to in the asset purchase agreement for certain potential future intellectual property infringement claims brought by third parties against Intel. The amount of any potential liabilities related to our indemnification obligations to Intel will not be determined until a claim has been made, but we are obligated to indemnify Intel up to the amount of the gross purchase price that we received in the sale.
Note 18. Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes sales of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service; (2) Mobile Entertainment, which includes our SaaS services, systems integration, and professional services to mobile carriers, and sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than reporting those expenses as corporate items. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, lease exit and related charges, and loss on litigation settlements are included in the corporate segment.
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
Segment results for the three months ended March 31, 2014 and 2013 (in thousands):
RealPlayer Group

	Quarters Ended March 31,
	2014	2013
Revenue	$15,215	$22,383
Cost of revenue	3,518	5,311
Gross profit	11,697	17,072
Operating expenses	17,787	16,206
Operating income (loss)	$(6,090)	$866

Mobile Entertainment

	Quarters Ended March 31,
	2014	2013
Revenue	$19,913	$20,495
Cost of revenue	11,950	10,832
Gross profit	7,963	9,663
Operating expenses	9,616	9,111
Operating income (loss)	$(1,653)	$552

Games

	Quarters Ended March 31,
	2014	2013
Revenue	$10,596	$13,915
Cost of revenue	3,129	3,800
Gross profit	7,467	10,115
Operating expenses	9,766	11,852
Operating income (loss)	$(2,299)	$(1,737)

Corporate

	Quarters Ended March 31,
	2014	2013
Cost of revenue	$189	$563
Extinguishment of liability	(10,580)	—
Operating expenses	9,225	10,544
Operating income (loss)	$1,166	$(11,107)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the world). Revenue by geographic region (in thousands):

	Quarters Ended March 31,
	2014	2013
United States	$20,428	$28,024
Europe	8,412	11,255
Republic of Korea	10,294	8,964
Rest of the world	6,590	8,550
Total net revenue	$45,724	$56,793
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	March 31, 2014	December 31, 2013
United States	$38,577	$40,347
Europe	7,611	8,280
Republic of Korea	4,370	936
Rest of the world	845	4,078
Total long-lived assets	$51,403	$53,641

Note 19. Related Party Transactions
Transactions with Rhapsody. See Note 5, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we were obligated to provide Rhapsody with certain support services. These support services, which included information technology and limited operational support provided directly to Rhapsody, were completed in 2013. RealNetworks has no further obligations or liabilities pursuant to the support services agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this report that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:

•	the expected benefits and other consequences of our growth plans, strategic initiatives, and restructurings;

•	our expected introduction, and related monetization, of new and enhanced products, services and technologies across our businesses;

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

•
our involvement in potential claims, legal proceedings and government investigations, and the potential outcomes and effects of such potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

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
Overview
RealNetworks creates innovative products and services that make it easy to connect with and enjoy digital media. We invented the streaming media category in 1995 and continue to connect consumers with their digital media both directly and through partners, aiming to support every network, device, media type and social network.
We manage our business and report revenue and profit (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service. Our Mobile Entertainment business generates revenue from the sale of its SaaS services, which include ringback tones, music on demand, intercarrier messaging, and our recently launched LISTEN product, and sales of technology licenses of our software products such as Helix. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments rather than reporting those expenses as corporate items. The allocation of these costs to our business units ensures accountability for financial and operational performance within each of our reportable segments. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services.
For the three months ended March 31, 2014, our consolidated revenue declined by $11.1 million compared to the same period in 2013, with revenue declines for the quarter of $7.2 million in our RealPlayer Group, $3.3 million in Games, and $0.6 million in Mobile Entertainment.
Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. In our RealPlayer Group segment, our first quarter revenue suffered from pricing pressure in our intellectual property licensing business and installation declines in our distribution of third party software business. Moreover, as we focus more of our distribution and marketing efforts on our new RealPlayer Cloud service, sales of RealPlayer Plus licenses are declining, resulting in reduced revenue. The business also continues to be negatively impacted by a decline in subscribers, primarily attributable to our SuperPass product. In our Games segment, our business continues to be challenged in line with overall trends in the online games market, including the shift from downloadable PC games to social networks and mobile devices. Revenue from our legacy SaaS business within Mobile Entertainment continues to be challenged, with pricing pressure from carriers, the termination of certain SaaS contracts, and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers.
Over the past several quarters we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. From an organic growth perspective, we have invested in the internal development of major new products, including the August 2013 launch from our Games business of GameHouse Casino Plus with the Golden Dreams Sweepstakes feature, the September 2013 launch from our RealPlayer Group of RealPlayer Cloud, an integrated video player and cloud service, and the November 2013 launch from our Mobile Entertainment business of LISTEN, an application and service for smartphone users featuring ringback tones and other services. Complementing these internal development efforts, we have made certain targeted acquisitions including the second quarter 2013 acquisition of U.S.-based Slingo, Inc., creator of a highly popular social casino game that combines bingo and slots, for total cash consideration of $15.6 million. During the third quarter of 2013, we acquired U.K.-based Muzicall Limited, a provider of ringback tone services to mobile carriers and media companies in Europe, for total cash consideration of $6.7 million. We expect to continue to invest heavily in our growth initiatives, including further development and marketing efforts around our new products, while also building on our efforts to streamline our operations and make our businesses more efficient.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had been originally recorded based on statutory rates, were extinguished.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Total revenue	$45,724	$56,793	$(11,069)	(19)%
Cost of revenue	18,786	20,506	(1,720)	(8)%
Extinguishment of liability	(10,580)	—	(10,580)	(100)%
Gross profit	37,518	36,287	1,231	3%
Gross margin	82%	64%
Operating expenses	46,394	47,713	(1,319)	(3)%
Operating income (loss)	$(8,876)	$(11,426)	$2,550	22%
In the first quarter of 2014, our total consolidated revenue declined by $11.1 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $7.2 million in our RealPlayer Group segment, a decline of $3.3 million in our Games segment, and a $0.6 million decline in our Mobile Entertainment segment, due to the factors described above. Gross margin increased to 82% from 64% for the year earlier quarter, primarily due to the extinguishment of the liability described above. Partially offsetting this increase was a decrease in gross margin due to a higher proportion of lower margin revenue in the current year. Operating expenses decreased by $1.3 million in the quarter ended March 31, 2014, compared with the prior year, primarily due to a reduction in facilities costs of $1.2 million resulting from our Seattle headquarters move in the prior year.

Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$15,215	$22,383	$(7,168)	(32)%
Cost of revenue	3,518	5,311	(1,793)	(34)%
Gross profit	11,697	17,072	(5,375)	(31)%
Gross margin	77%	76%
Operating expenses	17,787	16,206	1,581	10%
Operating income (loss)	$(6,090)	$866	$(6,956)	NM

Total RealPlayer Group revenue decreased by $7.2 million in the quarter ended March 31, 2014, compared with the year-earlier period. This decrease was primarily a result of lower subscriptions revenue of $2.1 million due to fewer subscribers, primarily attributable to our SuperPass product. Further contributing to the decline was lower revenue of RealPlayer Plus licenses of $2.0 million, lower revenue from the distribution of third party software products of $1.4 million, and lower sales of intellectual property licenses of $1.3 million.
Operating expenses increased by $1.6 million for the quarter ended March 31, 2014, compared with the year-earlier period. The increase was primarily due to increased marketing spend of $1.1 million, resulting from the drive to increase distribution of our new RealPlayer Cloud service.
Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$19,913	$20,495	$(582)	(3)%
Cost of revenue	11,950	10,832	1,118	10%
Gross profit	7,963	9,663	(1,700)	(18)%
Gross margin	40%	47%
Operating expenses	9,616	9,111	505	6%
Operating income (loss)	$(1,653)	$552	$(2,205)	NM
Total Mobile Entertainment revenue decreased by $0.6 million in the quarter ended March 31, 2014, compared with the year-earlier period. The decline during the quarter was primarily due to reduced revenue from our SaaS offerings of $0.2 million. The decrease in revenue resulted primarily from the termination of certain SaaS contracts totaling $3.5 million. Partially offsetting this decrease was an increase in music on demand revenue of $2.5 million from existing customers, in addition to an increase in our direct to consumer ringback tones revenue of $1.1 million resulting from our acquisition of Muzicall in September 2013.
Gross margin during the quarter ended March 31, 2014 declined by 7 percentage points, due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses increased by $0.5 million for the three months ended March 31, 2014, compared with the year-earlier period, primarily due to $0.7 million of marketing expenses related to Muzicall, which we acquired during the third quarter of 2013.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$10,596	$13,915	$(3,319)	(24)%
Cost of revenue	3,129	3,800	(671)	(18)%
Gross profit	7,467	10,115	(2,648)	(26)%
Gross margin	70%	73%
Operating expenses	9,766	11,852	(2,086)	(18)%
Operating income (loss)	$(2,299)	$(1,737)	$(562)	(32)%
Total Games revenue decreased by $3.3 million in the quarter ended March 31, 2014, compared with the year-earlier period. Lower revenue from license sales, our subscription products, and advertising contributed $1.6 million, $1.1 million, and $1.1 million, respectively, to the decline during the period. Partially offsetting these decreases was an increase of $0.6 million in games revenue as a result of the acquisition of Slingo in June 2013.
Cost of revenue decreased by $0.7 million during the three months ended March 31, 2014, compared with the year-earlier period. The decrease was due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margin declined during the three months ended March 31, 2014 by 3 percentage points, due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses declined by $2.1 million during the three months ended March 31, 2014, compared with the year-earlier period. The decrease was mainly due to reduced marketing spend of $1.2 million, in addition to reductions in personnel and related costs of $1.1 million. Partially offsetting this decline was an increase in total operating expense of $1.1 million related to Slingo, which we acquired during the second quarter of 2013.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments, rather than reporting those expenses as corporate items. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, and lease exit and related charges, are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Cost of revenue	$189	$563	$(374)	(66)%
Extinguishment of liability	$(10,580)	$—	$(10,580)	(100)%
Operating expenses	9,225	10,544	(1,319)	(13)%
Operating income (loss)	$1,166	$(11,107)	$12,273	110%
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had been originally recorded based on statutory rates, were extinguished.
Operating expenses decreased by $1.3 million during the quarter ended March 31, 2014, compared with the year-earlier period. The decrease during the quarter was primarily due to $0.7 million in reduced stock compensation expense during the quarter ended March 31, 2014 relating to performance-based awards. Further contributing to the decrease was a reduction in facilities costs of $0.6 million resulting from our Seattle headquarters move in the prior year.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Research and development	$14,059	$15,251	$(1,192)	(8)%
Sales and marketing	21,723	21,134	589	3%
General and administrative	9,317	9,946	(629)	(6)%
Restructuring and other charges	1,216	1,382	(166)	(12)%
Lease exit and related charges	79	—	79	100%
Total consolidated operating expenses	$46,394	$47,713	$(1,319)	(3)%
Research and development expenses decreased by $1.2 million in the quarter ended March 31, 2014, compared with the year-earlier period, primarily due to reduced costs associated with the relocation of our Seattle headquarters of $0.8 million, in addition to reduced personnel and related costs of $0.7 million.
Sales and marketing expenses increased by $0.6 million in the quarter ended March 31, 2014, compared with the year-earlier period. The increase was primarily due to higher marketing spend of $0.7 million aimed at driving higher revenue.
General and administrative expenses decreased by $0.6 million in the quarter ended March 31, 2014, compared with the year-earlier period. The decrease was primarily due to $0.7 million in reduced stock compensation expense during the quarter ended March 31, 2014 relating to performance-based awards.
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
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
Interest income, net	$136	$647	$(511)	(79)%
Gain (loss) on sale of available for sale securities, net	2,371	—	2,371	100%
Equity in net loss of Rhapsody	(838)	(2,233)	1,395	62%
Other income (expense), net	(77)	109	(186)	(171)%
Total other income (expense), net	$1,592	$(1,477)	$3,069	208%
As described further in Note 5, Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The increase in Other income (expense), net, of $3.1 million for the quarter ended March 31, 2014 was primarily due to the gain on sale of a portion of our shares held in J-Stream, as discussed further in Note 6, Fair Value Measurements.
Income Taxes
During the quarters ended March 31, 2014 and 2013, we recognized income tax expense of $0.5 million and an income tax benefit of $1.2 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the three months ended March 31, 2014 was largely the result of an income tax benefit related to unrealized gains on investment securities recognized in other comprehensive income in the quarter ending March 31, 2013.
As of March 31, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million.

The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2014.We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2014, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2014 is minimal.
As of March 31, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended March 31,
	2014	2013	$ Change	% Change
United States	$20,428	$28,024	$(7,596)	(27)%
Europe	8,412	11,255	(2,843)	(25)%
Republic of Korea	10,294	8,964	1,330	15%
Rest of world	6,590	8,550	(1,960)	(23)%
Total net revenue	$45,724	$56,793	$(11,069)	(19)%
Revenue in the United States declined by $7.6 million in the quarter ended March 31, 2014, compared with the year-earlier period. The decline was due primarily to lower sales of our subscriptions products of $2.0 million, a decline in revenue generated from our SaaS offerings of $1.7 million, and lower revenue generated from the distribution of third party software products of $1.6 million.
Revenue in Europe declined by $2.8 million in the quarter ended March 31, 2014, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $2.3 million, as well as lower revenue from RealPlayer Plus licenses of $0.7 million.
Revenue in Korea increased by $1.3 million in the quarter ended March 31, 2014, compared with the year-earlier period. The increase was primarily due to higher music on demand revenue of $2.9 million, partially offset by a decline in intellectual property license revenue of $0.7 million, and lower ringback tones revenue of $0.4 million.
Revenue in the rest of world decreased by $2.0 million in the quarter ended March 31, 2014, compared with the year-earlier period. The decrease was primarily due to lower revenue from our SaaS offerings of $1.0 million, and decreased revenue from RealPlayer Plus licenses of $0.7 million.
New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 to be implemented that are of significance or potential significance to RealNetworks.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2014	December 31, 2013
Working capital	$188,567	$191,522
Cash, cash equivalents, and short-term investments	209,637	226,155
Restricted cash equivalents and investments	3,000	3,000

The decrease in 2014 of cash, cash equivalents, and short-term investments from December 31, 2013 was primarily due to cash used in operating activities of $18.5 million in the first quarter of 2014.
The following summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in) operating activities	$(18,510)	$(6,733)
Cash provided by (used in) investing activities	(1,685)	(17,572)
Cash provided by (used in) financing activities	150	(974)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $11.8 million more in the three months ended March 31, 2014, as compared to the same period in 2013. This increase was primarily due to the decline in revenues of $11.1 million for the three months ended March 31, 2014 compared with the prior year, which was only partially offset by a decline in cost of revenue and operating expenses of $3.0 million.
For the three months ended March 31, 2014, cash used for investing activities of $1.7 million was primarily due to purchases, net of sales and maturities, of short-term investments of $3.4 million, and purchases of equipment, software and leasehold improvements of $1.0 million. Partially offsetting the cash used in investing activities was cash proceeds received from the sale of equity investments during the quarter of $2.8 million.
For the three months ended March 31, 2013, cash used for investing activities of $17.6 million was primarily due to purchases, net of sales and maturities, of short-term investments of $15.7 million.
Financing activities for the three months ended March 31, 2014 provided cash totaling $0.2 million primarily from the issuance of common stock during the quarter.
Financing activities for the three months ended March 31, 2013 used cash totaling $1 million primarily from the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
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
As of March 31, 2014, approximately $25.4 million of the $209.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of March 31, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to this U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Estimating Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts that may be owed related to music royalties for our domestic and international music services, primarily the Rhapsody music service which was separated from our operating results beginning April 1, 2010. Material differences may impact the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not completed negotiations with regard to the royalty rate to be applied to the historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
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
Valuation of Definite-Lived Assets. Definite-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Definite-lived assets are depreciated or amortized on a straight line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period.
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
As of March 31, 2014, $25.4 million of the $209.6 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2014, we have not provided for U.S. federal and state income taxes on approximately $13.9 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2014. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2014, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of March 31, 2014, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2014 would not result in more than a nominal amount of unrealized gain or loss.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We have in the past and could in the future become subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.

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

Beginning in mid-2012, we have developed a growth plan that involves the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives, and restructuring efforts, and our failure to do so would have a material adverse impact on our business and financial results.
We need to successfully introduce and monetize new products and services to sustain and grow our businesses.
In order to sustain our current business and to implement our growth plan, we must successfully introduce and monetize new products and services. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we plan to introduce, could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments.
During 2013, each of our businesses introduced at least one new product or service. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In September 2013, our RealPlayer business completed the U.S. launch of RealPlayer Cloud, an integrated video player and cloud service. RealPlayer Cloud was launched globally in February 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature. To date, we have not generated significant revenue from these recently launched products and services. Over the past several quarters, we have invested heavily in the development of these new products, and we expect to continue to invest heavily in sales and marketing efforts aimed at monetizing these products and services. There can be no assurance, however, that such efforts will generate significant revenue. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results will be materially negatively impacted.
Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could materially harm our operating results.

Our legacy products and services face new and continuing challenges, causing our revenues to suffer.
Our legacy products and services have historically been provided through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past few years. There are many challenges involved in developing and marketing products and services for users of smartphones and tablets, and there is no guarantee that we will be able to transition our legacy products and services to these devices or to effectively monetize popular and successful versions of these products and services for smartphones and tablets.
In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. As new operating systems are introduced or updated for these platforms, we have faced, and could continue to face, difficulties reaching our traditional customer base and other unknown distribution challenges. If we have difficulty transitioning product and version releases that can easily be distributed through these new or updated operating systems and devices, then our business could be significantly harmed.
As we increasingly focus our development and sales and marketing efforts on our newly launched products and services, sales of our legacy products and services have suffered and will likely continue to suffer. For instance, while the efforts of our RealPlayer team are targeted more exclusively towards enhanced development and monetization of our new RealPlayer Cloud product, we have significantly reduced our marketing of SuperPass and have redirected our development resources away from RealPlayer Plus, both of which have resulted in declines in the number of subscribers of those legacy products.
Our restructuring efforts may not yield the anticipated benefits to our shareholders.
During 2012, we took steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
Our businesses face substantial competitive challenges that may prevent us from being successful in those businesses, and may negatively impact future growth in those businesses.
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
The market for mobile entertainment services, including our ringback tones and music on demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. To maintain or enhance our competitive position, we need to develop new SaaS services that enable our carrier customers to compete with the broad range of applications and other services available in the market. We face competition, and may face future competition, from major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers, some of which have greater financial resources than we do. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are unable to develop or provide services that compete effectively in the mobile entertainment market, our operating results and financial condition may be materially harmed.
Our legacy RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of our formats on the Internet, and declines in the use of our formats have negatively affected, and are expected to continue to negatively affect, our subscription revenue and increase costs of obtaining new subscribers. Our SuperPass subscription service, within our RealPlayer business unit, continues to face increasingly intense competition from a broad variety of entertainment sources, including traditional media outlets and Internet media sources. If we are unable to compete successfully, including through the development, marketing and monetization of new or recently launched products and services, our RealPlayer business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. We cannot provide assurance that we will be able to slow recent revenue declines or achieve future growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business.
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
Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have in the past agreed to control the defense on behalf of certain of our carrier customers related to patent infringement proceedings. We have recently settled two such litigation matters. Future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.

A majority of the revenue that we generate in our Mobile Entertainment business segment is dependent upon our relationships with a few customers, and any deterioration of these relationships could materially harm our revenue.
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue.
We may not be successful in maintaining and growing our distribution of digital media products, and a significant portion of our distribution revenue is derived from a single customer.
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels is important to our future prospects, including future growth through the introduction of new products and services distributed through these channels. We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, which may reduce our ability to generate revenue from those products as well as result in lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. In addition, most of our revenue from the distribution of third party products is currently derived from a single customer, Google. We are currently negotiating the terms of our contract with Google and, consistent with larger market trends, we are experiencing price compression. If that contract is renewed on terms that are significantly less favorable to us, or if it is terminated and cannot be replaced by another similar customer contract, then our distribution revenue would be materially impacted.
Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility, although our recent stock price history shows more stability, with a range from $6.94 to $8.85 per share during the 52-week period ended March 31, 2014, but continued weakness. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related restructuring charges, lease exit and related charges, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

•	impairments of long-lived assets,

•	integrating and operating newly acquired businesses and assets, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.
Certain of our product and service investment decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. Fluctuations in our operating results, particularly when experienced beyond what we expected, could cause the trading price of our stock to fluctuate. Weakness in our operating performance, is likely to cause continued weakness in our stock price.
Continued loss of revenue from some of our subscription services may continue to harm our operating results.
Our operating results have been and could continue to be adversely impacted by the loss of subscription revenue related to our legacy services and by the failure to generate revenue related to our new services. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has declined in recent periods due in part to our focus on other products and services we offer, and we expect this trend to continue. For the subscription services we offer, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our operating results may be negatively impacted if we cannot obtain content for our subscription services on commercially reasonable terms.

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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In addition, we may receive complaints or inquiries directly from governmental agencies that have not been prompted by consumers. In May of 2012, we resolved an investigation and complaint filed against us by the Washington State Office of the Attorney General, or Washington AG, relating to our consumer marketing practices through the entry of a consent decree filed in King County, Washington Superior Court. While we resolved that matter, we cannot provide assurance that the Washington AG or other governmental agencies will not bring future claims regarding our marketing, or consumer services or other practices.
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
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. For example, in July 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we settled the dispute with VoiceAge in the fourth quarter of 2013, similar future lawsuits could result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer Letter dated February 21, 2014 between RealNetworks, Inc. and Atul Bali

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