Form 10-Q
period 2014-06-30
REALNETWORKS INC
filed 2014-08-07
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2014 was 35,995,569.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$124,450	$151,235
Short-term investments	70,583	74,920
Trade accounts receivable, net of allowances	21,580	24,613
Deferred costs, current portion	992	1,601
Deferred tax assets, current	311	306
Prepaid expenses and other current assets	9,910	9,124
Total current assets	227,826	261,799
Equipment, software, and leasehold improvements, at cost:
Equipment and software	86,755	86,721
Leasehold improvements	3,915	3,482
Total equipment, software, and leasehold improvements, at cost	90,670	90,203
Less accumulated depreciation and amortization	70,212	67,031
Net equipment, software, and leasehold improvements	20,458	23,172
Restricted cash equivalents and investments	3,000	3,000
Equity method investment	10,000	12,473
Available for sale securities	3,182	7,181
Other assets	3,073	2,332
Deferred costs, non-current portion	1,062	946
Deferred tax assets, net, non-current portion	1,405	1,409
Other intangible assets, net	11,928	12,993
Goodwill	18,005	17,476
Total assets	$299,939	$342,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,363	$19,987
Accrued and other current liabilities	26,874	41,893
Deferred tax liabilities, net, current portion	911	899
Deferred revenue, current portion	7,835	7,498
Total current liabilities	55,983	70,277
Deferred revenue, non-current portion	145	166
Deferred rent	1,269	1,318
Deferred tax liabilities, net, non-current portion	1,725	1,556
Other long-term liabilities	607	483
Total liabilities	59,729	73,800
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 35,992 shares in 2014 and 35,833 shares in 2013	36	36
Additional paid-in capital	613,617	610,167
Accumulated other comprehensive loss	(51,117)	(47,695)
Retained deficit	(322,326)	(293,527)
Total shareholders’ equity	240,210	268,981
Total liabilities and shareholders’ equity	$299,939	$342,781
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue (A)	$40,825	$49,850	$86,549	$106,643
Cost of revenue (B)	20,786	19,519	39,572	40,025
Extinguishment of liability (See Note 10)	—	—	(10,580)	—
Gross profit	20,039	30,331	57,557	66,618
Operating expenses:
Research and development	13,267	14,993	27,326	30,244
Sales and marketing	16,016	19,269	37,739	40,403
General and administrative	8,577	8,691	17,894	18,637
Restructuring and other charges	541	816	1,757	2,198
Lease exit and related charges	470	3,066	549	3,066
Total operating expenses	38,871	46,835	85,265	94,548
Operating income (loss)	(18,832)	(16,504)	(27,708)	(27,930)
Other income (expenses):
Interest income, net	180	179	316	826
Gain (loss) on sale of available for sale securities, net	—	—	2,371	—
Equity in net loss of Rhapsody investment	(1,802)	(1,347)	(2,640)	(3,580)
Other income (expense), net	(95)	(137)	(172)	(28)
Total other income (expenses), net	(1,717)	(1,305)	(125)	(2,782)
Income (loss) before income taxes	(20,549)	(17,809)	(27,833)	(30,712)
Income tax expense (benefit)	480	662	966	(567)
Net income (loss)	$(21,029)	$(18,471)	$(28,799)	$(30,145)
Basic net income (loss) per share	$(0.59)	$(0.52)	$(0.80)	$(0.85)
Diluted net income (loss) per share	$(0.59)	$(0.52)	$(0.80)	$(0.85)
Shares used to compute basic net income (loss) per share	35,890	35,455	35,865	35,399
Shares used to compute diluted net income (loss) per share	35,890	35,455	35,865	35,399
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(38)	$(1,622)	$(3,613)	$1,015
Foreign currency translation adjustments, net of reclassification adjustments	216	(388)	191	(1,626)
Total other comprehensive income (loss)	178	(2,010)	(3,422)	(611)
Net income (loss)	(21,029)	(18,471)	(28,799)	(30,145)
Comprehensive income (loss)	$(20,851)	$(20,481)	$(32,221)	$(30,756)
(A) Components of net revenue:
License fees	$6,664	$10,162	$15,243	$22,991
Service revenue	34,161	39,688	71,306	83,652
	$40,825	$49,850	$86,549	$106,643
(B) Components of cost of revenue:
License fees	$2,170	$2,161	$4,382	$4,315
Service revenue	18,616	17,358	35,190	35,710
	$20,786	$19,519	$39,572	$40,025
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(28,799)	$(30,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,145	9,874
Stock-based compensation	3,010	4,058
Equity in net loss of Rhapsody	2,640	3,580
Deferred income taxes, net	10	(1,668)
Gain on sale of available for sale securities	(2,371)	—
Realized translation gain	(48)	(35)
Extinguishment of liability	(10,580)	—
Other	—	51
Net change in certain operating assets and liabilities:
Trade accounts receivable	3,346	5,355
Prepaid expenses and other assets	94	6,749
Accounts payable	(114)	(92)
Accrued and other liabilities	(4,111)	(10,612)
Net cash provided by (used in) operating activities	(30,778)	(12,885)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,689)	(3,181)
Proceeds from sale of available for sale securities	2,754	—
Purchases of short-term investments	(48,326)	(70,647)
Proceeds from sales and maturities of short-term investments	52,663	71,327
Acquisitions of businesses, net of cash acquired	(733)	(16,107)
Other	(467)	—
Net cash provided by (used in) investing activities	4,202	(18,608)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	580	392
Tax payments from shares withheld upon vesting of restricted stock	(307)	(800)
Payment of contingent consideration	(696)	(828)
Net cash provided by (used in) financing activities	(423)	(1,236)
Effect of exchange rate changes on cash and cash equivalents	214	(1,259)
Net increase (decrease) in cash and cash equivalents	(26,785)	(33,988)
Cash and cash equivalents, beginning of period	151,235	163,198
Cash and cash equivalents, end of period	$124,450	$129,210
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$97	$8,100
Cash paid for income taxes	$1,074	$2,147
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(321)	$483
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2014 and 2013
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue.
In this Quarterly Report on Form 10-Q (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”. “RealPlayer”, “LISTEN” and other trademarks of ours appearing in this report are our property.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Note 2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance. The guidance will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for us on January 1, 2017. Early application is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
In April 2014, the FASB issued new guidance related to discontinued operations. The guidance changes the criteria for reporting discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results.  The new guidance is effective for us on January 1, 2016. We are evaluating the impact that this guidance may have on our consolidated financial statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements to be implemented that are of significance or potential significance to RealNetworks.
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
Note 4. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$1,673	$2,020	$3,010	$4,058
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.20%	0.52%	1.19%	0.55%
Expected life (years)	3.8	5.4	3.8	4.3
Volatility	40%	48%	40%	48%

The total stock-based compensation amounts for 2014 and 2013 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. As of June 30, 2014, we had $11.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Note 5. Rhapsody Joint Venture
As of June 30, 2014 we owned approximately 45% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
As part of the 2010 restructuring transactions, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events.
Subsequent to the 2010 restructuring transactions, RealNetworks provided certain operational transition services to Rhapsody. These transition services were completed in 2013, and RealNetworks has no further obligations or liabilities pursuant to the support services agreement.
We recorded our share of losses of Rhapsody of $1.8 million and $2.6 million for the quarter and six months ended June 30, 2014, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million. The carrying value of our Rhapsody investment was $12.5 million as of December 31, 2013 and as of June 30, 2014 was $10.0 million.
Our share of the losses of Rhapsody for the quarter and six months ended June 30, 2013 were $1.3 million and $3.6 million, respectively.
Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$42,427	$34,679	$84,430	$68,641
Gross profit	7,870	8,767	16,991	16,612
Net loss	(4,717)	(4,375)	(6,347)	(9,191)
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2014				June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$33,836	$—	$—	$33,836	$33,836
Money market funds	—	15,437	—	15,437	15,437
Corporate notes and bonds	—	75,177	—	75,177	75,178
Total cash and cash equivalents	33,836	90,614	—	124,450	124,451
Short-term investments:
Corporate notes and bonds	—	57,874	—	57,874	57,803
U.S. government agency securities	12,459	250	—	12,709	12,709
Total short-term investments	12,459	58,124	—	70,583	70,512
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	3,182	—	—	3,182	428
Total	$49,477	$151,738	$—	$201,215	$198,391

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2013				December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$46,978	$—	$—	$46,978	$46,978
Money market funds	1	26,913	—	26,914	26,914
Corporate notes and bonds	—	77,043	—	77,043	77,044
U.S. government agency securities	—	300	—	300	300
Total cash and cash equivalents	46,979	104,256	—	151,235	151,236
Short-term investments:
Corporate notes and bonds	—	59,766	—	59,766	59,713
U.S. government agency securities	14,077	1,077	—	15,154	15,159
Total short-term investments	14,077	60,843	—	74,920	74,872
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	7,181	—	—	7,181	842
Total	$68,237	$168,099	$—	$236,336	$229,950

Restricted cash equivalents and investments amounts as of June 30, 2014, and December 31, 2013 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2014 and 2013 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2014 and December 31, 2013 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of June 30, 2014 (in thousands):

Estimated Fair Value
Within one year	$48,399
Between one year and five years	22,184
Total short-term investments	$70,583
Our equity investment in a publicly traded company as of June 30, 2014 and December 31, 2013 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In March 2014 we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2014 and 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2013	$966	$569
Addition (reduction) to allowance	341	(101)
Amounts written off	(25)	(4)
Foreign currency translation	4	(1)
Balances, June 30, 2014	$1,286	$463
One customer accounted for 17% of trade accounts receivable and one other customer accounted for 12% of trade accounts receivable, as of June 30, 2014. One customer accounted for 17% of trade accounts receivable as of December 31, 2013.
One customer accounted for 21% and 19% of consolidated revenue, or $8.6 million and $16.4 million, during the quarter and six months ended June 30, 2014, and is reflected in our Mobile Entertainment segment. One additional customer accounted for 12% of consolidated revenue, or $10.5 million for the six months ended June 30, 2014, and is reflected in our RealPlayer Group and Games segments. One customer accounted for approximately 13% and 14% of consolidated revenue, or $6.5 million and $15.1 million, during the quarter and six months ended June 30, 2013, and is reflected in our RealPlayer Group and Games segments. One additional customer accounted for approximately 11% of consolidated revenue, or $5.6 million, during the quarter ended June 30, 2013, in our Mobile Entertainment segment.
Note 8. Other Intangible Assets
Other intangible assets (in thousands):

	As of June 30,			As of December 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$36,350	$33,512	$2,838	$35,156	$31,262	$3,894
Developed technology	29,738	26,365	3,373	29,097	25,039	4,058
Patents, trademarks and tradenames	4,145	3,784	361	4,021	3,627	394
Service contracts	6,619	5,763	856	5,679	5,532	147
	76,852	69,424	7,428	73,953	65,460	8,493
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$81,352	$69,424	$11,928	$78,453	$65,460	$12,993

In the second quarter of 2014 a small acquisition of a business related to our RealPlayer Group resulted in an intangible asset of $0.8 million being recorded.

No impairments of other intangible assets were recognized in either of the six months ended June 30, 2014 or 2013.
Note 9. Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2013	$17,476
Increases due to current year acquisitions	460
Effects of foreign currency translation	69
Balance, June 30, 2014	$18,005

Goodwill by segment (in thousands):

June 30, 2014
RealPlayer Group	$1,043
Mobile Entertainment	2,202
Games	14,760
Total goodwill	$18,005

In the second quarter of 2014 a small acquisition of a business related to our RealPlayer Group resulted in goodwill of $0.5 million being recorded.

No impairment of goodwill was recognized in either of the six months ended June 30, 2014 or 2013.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2014	December 31, 2013
Royalties and other fulfillment costs	$5,033	$16,467
Employee compensation, commissions and benefits	7,037	10,060
Sales, VAT and other taxes payable	6,862	7,237
Other	7,942	8,129
Total accrued and other current liabilities	$26,874	$41,893
During the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Note 11. Restructuring Charges
Restructuring and other charges in 2014 and 2013 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
In the latter half of 2012, we announced the elimination of approximately 160 positions worldwide, which was concluded as of the second quarter of 2013. During 2013 and 2014, we have incurred restructuring charges consisting of costs associated with the reorganization of our business operations and our ongoing expense alignment efforts. These costs are reflected in the table below.
Restructuring charges by type of cost (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the six months ended June 30, 2014	$1,757	—	$1,757
Costs incurred and charged to expense for the six months ended June 30, 2013	$1,818	380	$2,198

Changes to the accrued restructuring cost liability (in thousands):

Employee Separation Costs
Accrued liability as of December 31, 2013	$756
Costs incurred and charged to expense for the six months ended June 30, 2014	1,757
Cash payments	(2,263)
Accrued liability as of June 30, 2014 (included in Accrued and other current liabilities)	$250

Note 12. Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases.
Changes to accrued lease exit and related charges (in thousands):

Accrued loss as of December 31, 2013	$254
Additions and adjustments to the lease exit charges accrual, including sublease income estimate revision	400
Less amounts paid, net of sublease amounts	(124)
Accrued loss as of June 30, 2014 (included in Accrued and other current liabilities)	$530

Note 13.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investments
Accumulated other comprehensive income (loss), beginning of period	$2,822	$29,322	$6,397	26,685
Unrealized gains (losses), net of tax effects of $0, $913, $0 and $(716)	(38)	(1,622)	(1,242)	1,015
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $(4) and $0	—	—	(2,371)	—
Net current period other comprehensive income	(38)	(1,622)	(3,613)	1,015
Accumulated other comprehensive income (loss) balance, end of period	$2,784	$27,700	$2,784	$27,700
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(54,117)	$(54,463)	$(54,092)	$(53,225)
Translation adjustments	216	(353)	239	(1,591)
Reclassification adjustments for losses (gains) included in other income (expense)	—	(35)	(48)	(35)
Net current period other comprehensive income	216	(388)	191	(1,626)
Accumulated other comprehensive income (loss) balance, end of period	$(53,901)	$(54,851)	$(53,901)	$(54,851)
Total accumulated other comprehensive income (loss), end of period	$(51,117)	$(27,151)	$(51,117)	$(27,151)

Note 14. Income Taxes

As of June 30, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million.
We file numerous consolidated and separate income tax returns in the U.S including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993. We are currently under United States federal audit for the consolidated group (RealNetworks, Inc. and Subsidiaries) for the year ended December 31, 2012.
Note 15. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(21,029)	$(18,471)	$(28,799)	$(30,145)
Weighted average common shares outstanding used to compute basic EPS	35,890	35,455	35,865	35,399
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	35,890	35,455	35,865	35,399
Basic EPS	$(0.59)	$(0.52)	$(0.80)	$(0.85)
Diluted EPS	$(0.59)	$(0.52)	$(0.80)	$(0.85)
During the quarter and six months ended June 30, 2014, 6.3 million and 6.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and six months ended June 30, 2013, 4.3 million and 4.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
Note 18. Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes sales of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service; (2) Mobile Entertainment, which includes our SaaS services, our recently launched LISTEN product, and sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, lease exit and related charges, and loss on litigation settlements are included in the corporate segment.
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the Chief Executive Officer, Chief Financial Officer, our Presidents, General Counsel and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 10-K.
Segment results for the quarters and six months ended June 30, 2014 and 2013 (in thousands):
RealPlayer Group

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$8,556	$18,383	$23,771	$40,766
Cost of revenue	3,620	4,409	7,138	9,720
Gross profit	4,936	13,974	16,633	31,046
Operating expenses	12,489	14,001	30,276	30,207
Operating income (loss)	$(7,553)	$(27)	$(13,643)	$839

Mobile Entertainment

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$23,182	$18,592	$43,095	$39,087
Cost of revenue	14,298	11,170	26,248	22,002
Gross profit	8,884	7,422	16,847	17,085
Operating expenses	9,424	8,412	19,040	17,523
Operating income (loss)	$(540)	$(990)	$(2,193)	$(438)

Games

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$9,087	$12,875	$19,683	$26,790
Cost of revenue	2,717	3,381	5,846	7,181
Gross profit	6,370	9,494	13,837	19,609
Operating expenses	8,769	11,755	18,535	23,607
Operating income (loss)	$(2,399)	$(2,261)	$(4,698)	$(3,998)

Corporate

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$151	$559	$340	$1,122
Extinguishment of liability	—	—	(10,580)	—
Operating expenses	8,189	12,667	17,414	23,211
Operating income (loss)	$(8,340)	$(13,226)	$(7,174)	$(24,333)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the world). Revenue by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$15,092	$21,463	$35,520	$49,486
Europe	6,968	9,272	15,380	20,528
Republic of Korea	11,092	11,259	21,386	20,223
Rest of the world	7,673	7,856	14,263	16,406
Total net revenue	$40,825	$49,850	$86,549	$106,643
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	June 30, 2014	December 31, 2013
United States	$37,107	$40,347
Europe	8,348	8,280
Republic of Korea	763	936
Rest of the world	4,173	4,078
Total long-lived assets	$50,391	$53,641

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
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our recently launched RealPlayer Cloud service. Our Mobile Entertainment business generates revenue from the sale of its SaaS services, which include ringback tones, music on demand, intercarrier messaging, and our recently launched LISTEN product, and sales of technology licenses of our software products such as Helix. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments. The allocation of these costs to our business units ensures accountability for financial and operational performance within each of our reportable segments. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services.
For the quarter and six months ended June 30, 2014, our consolidated revenue declined by $9.0 million and $20.1 million, respectively, compared to the same periods in 2013. The decline in revenue for the quarter in our RealPlayer Group was $9.8 million and $3.8 million in Games. Revenue increased for the quarter in Mobile Entertainment by $4.6 million. For the year to date period, the decline was primarily due to a decline of $17.0 million in our RealPlayer Group and a decline of $7.1 million in Games. For the year to date period, revenue increased by $4.0 million in Mobile Entertainment.
Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. In our RealPlayer Group segment, revenue suffered from pricing pressure and lower distribution in our intellectual property licensing business and from installation declines as well as lower rates in our third party software distribution business. Moreover, as we focus more of our distribution and marketing efforts on our new RealPlayer Cloud service, sales of RealPlayer Plus licenses are declining, resulting in reduced revenue. The business also continues to be negatively impacted by a decline in subscribers, primarily attributable to our SuperPass product. In our Games segment, our business continues to be challenged in line with overall trends in the online games market, including the shift from downloadable PC games to social networks and mobile devices. In our Mobile Entertainment segment, the revenue increase was related primarily to our music on demand services in Korea and our acquisition of Muzicall in September of 2013, which increased our direct-to-consumer ringback tones revenue. Partially offsetting these increases was a loss in revenue due to termination of carrier contracts.
Over the past several quarters we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. During the first half of 2014, we released RealPlayer Cloud worldwide. This global roll out allows us to reach our base of millions of active RealPlayer users around the world. In our Mobile Entertainment business we continue our efforts to roll out our new LISTEN product. LISTEN leverages our pioneering leadership in ringback tones, and our large, global installed base of over 18 million active ringback tone subscribers with more than 20 carriers worldwide, to create a hybrid distribution model that combines partnership with carriers with direct-to-consumer marketing. In our Games business we announced our plans to release Slingo Adventure on Facebook, iOS, and Android. We expect to continue to invest heavily in our growth initiatives, including further development and marketing efforts around our products, while also building on our efforts to streamline our operations and make our businesses more efficient.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total revenue	$40,825	$49,850	$(9,025)	(18)%	$86,549	$106,643	$(20,094)	(19)%
Cost of revenue	20,786	19,519	1,267	6%	39,572	40,025	(453)	(1)%
Extinguishment of liability	—	—	—	—%	(10,580)	—	(10,580)	(100)%
Gross profit	20,039	30,331	(10,292)	(34)%	57,557	66,618	(9,061)	(14)%
Gross margin	49%	61%			67%	62%
Operating expenses	38,871	46,835	(7,964)	(17)%	85,265	94,548	(9,283)	(10)%
Operating income (loss)	$(18,832)	$(16,504)	$(2,328)	(14)%	$(27,708)	$(27,930)	$222	(1)%
In the second quarter of 2014, our total consolidated revenue declined by $9.0 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $9.8 million in our RealPlayer Group segment and a decline of $3.8 million in our Games segment, due to the factors described above. These declines were partially offset by an increase of $4.6 million in our Mobile Entertainment segment. Gross margin decreased to 49% from 61% during the quarter ended June 30, 2014, due primarily to a decline in higher margin revenues. Operating expenses decreased by $8.0 million in the quarter ended June 30, 2014, compared with the prior year, primarily due to $2.6 million of higher lease exit and related charges in 2013, related to our Seattle headquarters move, reduced marketing costs in 2014 of $2.6 million and reductions in personnel and related costs of $2.7 million.
For the six months ended June 30, 2014, our total consolidated revenue declined by $20.1 million, compared with the year-earlier period. The reduction in revenue primarily resulted from a decline of $17.0 million in our RealPlayer Group and a decline of $7.1 million in our Games segment, due to the factors described above, partially offset by an increase in Mobile Entertainment revenue of $4.0 million primarily due to an increase in music on demand services in Korea. Gross margin increased to 67% from 62% for the year earlier period primarily due to the extinguishment of the liability in the first quarter of 2014 described above. Operating expenses decreased by $9.3 million in the six months ended June 30, 2014, compared with the prior year primarily due to reductions in personnel and related costs of $4.2 million and to reduced charges for restructuring and lease exit activities of $3.0 million, which resulted from our ongoing expense alignment efforts.
Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$8,556	$18,383	$(9,827)	(53)%	$23,771	$40,766	$(16,995)	(42)%
Cost of revenue	3,620	4,409	(789)	(18)%	7,138	9,720	(2,582)	(27)%
Gross profit	4,936	13,974	(9,038)	(65)%	16,633	31,046	(14,413)	(46)%
Gross margin	58%	76%			70%	76%
Operating expenses	12,489	14,001	(1,512)	(11)%	30,276	30,207	69	—%
Operating income (loss)	$(7,553)	$(27)	$(7,526)	NA	$(13,643)	$839	$(14,482)	NA

Total RealPlayer Group revenue decreased by $9.8 million in the quarter ended June 30, 2014, compared with the year-earlier period. This decrease was primarily a result of reduced rates that caused a decrease in our third party distribution revenue by $4.3 million and lower subscriptions revenue of $1.7 million due to fewer subscribers, primarily attributable to our SuperPass product. Further contributing to the decline was a decrease in RealPlayer Plus license revenue of $2.1 million due to our focus on RealPlayer Cloud, and due to lower distribution of intellectual property licenses of $1.4 million.

Total RealPlayer Group revenue decreased by $17.0 million in the six months ended June 30, 2014, compared with the year-earlier period. This decrease was primarily a result of reduced rates that caused a decrease in our third party distribution revenue by $5.8 million and lower subscriptions revenue of $3.9 million due to fewer subscribers, primarily attributable to our SuperPass product. Further contributing to the decline was a decrease in RealPlayer license revenue of $4.2 million due to our focus on RealPlayer Cloud and a decrease of $2.6 million in distribution of intellectual property licenses.
Cost of revenue decreased by $0.8 million during the quarter ended June 30, 2014, compared with the year-earlier period. Costs related to our RealPlayer Plus licensing business decreased by $0.7 million due to lower royalties. Costs related to our subscription business declined $0.1 million in connection with lower subscription revenue.
Cost of revenue decreased by $2.6 million during the six months ended June 30, 2014, compared with the year-earlier period. Costs related to our RealPlayer Plus licensing business decreased by $1.0 million due to lower royalties. Costs related to our subscription business declined $1.0 million in connection with lower subscription revenue.
Gross margin during the quarter and six months ended June 30, 2014 declined as a result of the reduced rates from our third party distribution business.
Operating expenses decreased by $1.5 million in the quarter ended June 30, 2014, compared with the year-earlier period primarily due to decreased marketing spend of $1.8 million in line with the decrease in our third party distribution revenue.
Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$23,182	$18,592	$4,590	25%	$43,095	$39,087	$4,008	10%
Cost of revenue	14,298	11,170	3,128	28%	26,248	22,002	4,246	19%
Gross profit	8,884	7,422	1,462	20%	16,847	17,085	(238)	(1)%
Gross margin	38%	40%			39%	44%
Operating expenses	9,424	8,412	1,012	12%	19,040	17,523	1,517	9%
Operating income (loss)	$(540)	$(990)	$450	45%	$(2,193)	$(438)	$(1,755)	(401)%
Total Mobile Entertainment revenue increased by $4.6 million in the quarter ended June 30, 2014, compared with the year-earlier period. The increase was primarily due to an increase in music on demand revenue in Korea of $3.1 million and increased revenue of $1.4 million for systems integration services in Japan, and our acquisition of Muzicall in the third quarter of 2013, which increased our direct-to-consumer ringback tones revenue by $0.9 million. Partially offsetting these increases was a loss in revenue due to termination of carrier contracts of $0.9 million.
Total Mobile Entertainment revenue increased by $4.0 million in the six months ended June 30, 2014, compared with the year-earlier period. The increase was primarily due to an increase in music on demand revenue in Korea of $6.0 million and increased revenue of $1.2 million for systems integration services in Japan, and our acquisition of Muzicall, which increased our direct-to-consumer ringback tones revenue by $2.0 million. Partially offsetting these increases was a loss in revenue due to termination of carrier contracts of $4.4 million.
Cost of revenue increased by $3.1 million and $4.2 million in the quarter and six months ended June 30, 2014, respectively, compared with the year-earlier period due to an increase in label royalties related to our in music on demand services.
Gross margin for the six months ended June 30, 2014 declined to 39% from 44% due to a decline in higher margin revenues.
Operating expenses increased by $1.0 million and $1.5 million for the quarter and six months ended June 30, 2014, respectively, compared with the year-earlier periods, primarily due to $0.6 million of marketing expenses related to Muzicall and LISTEN, and $0.5 million in people-related expenses related to Muzicall.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$9,087	$12,875	$(3,788)	(29)%	$19,683	$26,790	$(7,107)	(27)%
Cost of revenue	2,717	3,381	(664)	(20)%	5,846	7,181	(1,335)	(19)%
Gross profit	6,370	9,494	(3,124)	(33)%	13,837	19,609	(5,772)	(29)%
Gross margin	70%	74%			70%	73%
Operating expenses	8,769	11,755	(2,986)	(25)%	18,535	23,607	(5,072)	(21)%
Operating income (loss)	$(2,399)	$(2,261)	$(138)	(6)%	$(4,698)	$(3,998)	$(700)	(18)%
Total Games revenue decreased by $3.8 million in the quarter ended June 30, 2014, compared with the year-earlier period. Lower revenue from our subscription products, licensing and advertising due to continued declines in our storefront and subscription businesses contributed $1.5 million, $0.7 million and $1.3 million, respectively, to the overall decrease.
Total Games revenue decreased by $7.1 million in the six months ended June 30, 2014, compared with the year-earlier period. Lower revenue from our subscription products, licensing and advertising due to continued declines in our storefront and subscription businesses contributed $2.6 million, $2.1 million and $1.9 million, respectively, to the overall decrease.
Cost of revenue decreased by $0.7 million and $1.3 million in the quarter and six months ended June 30, 2014, respectively, compared with the year-earlier period. The decreases were due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. The decrease in cost of revenue was also due to a decline in our advertising business. Gross margin declined during the quarter and six months ended June 30, 2014 to 70% from 74% and to 70% from 73%, respectively, due primarily to a higher proportion of lower margin revenue in the current year.

Operating expenses declined by $3.0 million in the quarter ended June 30, 2014, compared with the year-earlier period. The decrease was due to reductions in personnel and related costs of $1.9 million and reduced marketing spend of $1.3 million.
Operating expenses declined by $5.1 million in the six months ended June 30, 2014, compared with the year-earlier period. The decrease was due to reductions in personnel and related costs of $2.4 million and reduced marketing spend of $2.3 million.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, and lease exit and related charges, are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue	$151	$559	$(408)	(73)%	$340	$1,122	$(782)	(70)%
Extinguishment of liability	—	—	—	—%	(10,580)	—	(10,580)	(100)%
Operating expenses	8,189	12,667	(4,478)	(35)%	17,414	23,211	(5,797)	(25)%
Operating income (loss)	$(8,340)	$(13,226)	$4,886	37%	$(7,174)	$(24,333)	$17,159	71%
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Operating expenses decreased by $4.5 million in the quarter ended June 30, 2014 , compared with the year-earlier period. The decrease during the quarter was primarily due to a reduction of $2.9 million for restructuring and lease exit charges, $1.9 million in savings resulting from with the relocation of our Seattle headquarters and $1.1 million in reduced personnel and related costs due to our ongoing expense alignment efforts. These decreases were partially offset by the impact of a benefit in 2013 of $1.4 million from the reduction to our liability for estimated sales taxes that reduced operating expenses in 2013.
Operating expenses decreased by $5.8 million in the six months ended June 30, 2014, compared with the year-earlier period. The decrease was primarily due to a reduction of $3.0 million for restructuring and lease exit charges, $2.5 million in savings resulting from with the relocation of our Seattle headquarters and $1.9 million in reduced personnel and related costs due to our ongoing expense alignment efforts. These decreases were partially offset by the impact of a benefit in 2013 of $1.7 million from the reduction to our liability for estimated sales taxes that reduced operating expenses in 2013.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$13,267	$14,993	$(1,726)	(12)%	$27,326	$30,244	$(2,918)	(10)%
Sales and marketing	16,016	19,269	(3,253)	(17)%	37,739	40,403	(2,664)	(7)%
General and administrative	8,577	8,691	(114)	(1)%	17,894	18,637	(743)	(4)%
Restructuring and other charges	541	816	(275)	(34)%	1,757	2,198	(441)	(20)%
Lease exit and related charges	470	3,066	(2,596)	(85)%	549	3,066	(2,517)	(82)%
Total consolidated operating expenses	$38,871	$46,835	$(7,964)	(17)%	$85,265	$94,548	$(9,283)	(10)%

Research and development expenses decreased by $1.7 million and $2.9 million, respectively, in the quarter and six months ended June 30, 2014, compared with the year-earlier period. The decrease was primarily due to savings resulting from the relocation of our Seattle headquarters of $1.4 million and $2.3 million, respectively.
Sales and marketing expenses decreased by $3.3 million and $2.7 million, respectively, in the quarter and six months ended June 30, 2014, compared with the year-earlier period. The decrease was primarily due to reduced marketing spend of $2.7 million and $2.0 million, respectively.
General and administrative expenses decreased by $0.7 million in the six months ended June 30, 2014, compared with the year-earlier period. The decrease was due to $2.5 million in reduced personnel and related costs due to our ongoing expense alignment efforts, partially offset by the impact of a benefit in 2013 of $1.7 million from the reduction to our liability for estimated sales taxes that reduced operating expenses in 2013.
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
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income, net	$180	$179	$1	1%	$316	$826	$(510)	(62)%
Gain (loss) on sale of available for sale securities, net	—	—	—	—	2,371	—	2,371	100%
Equity in net loss of Rhapsody	(1,802)	(1,347)	(455)	(34)%	(2,640)	(3,580)	940	26%
Other income (expense), net	(95)	(137)	42	31%	(172)	(28)	(144)	(514)%
Total other income (expense), net	$(1,717)	$(1,305)	$(412)	(32)%	$(125)	$(2,782)	$2,657	96%
As described further in Note 5, Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The increase in Other income (expense), net, of $2.7 million for the six months ended June 30, 2014 was primarily due to the gain on sale of a portion of our shares held in J-Stream, as discussed further in Note 6, Fair Value Measurements.
Income Taxes
During the quarters ended June 30, 2014 and 2013, we recognized income tax expense of $0.5 million and $0.7 million, respectively, related to U.S. and foreign income taxes.
During the six months ended June 30, 2014 and 2013, we recognized income tax expense of $1.0 million and an income tax benefit of $0.6 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter and six months ended June 30, 2014 was largely the result of an income tax benefit related to unrealized gains on investment securities recognized in other comprehensive income in the first quarter ending March 31, 2013 and changes in our jurisdictional income.
As of June 30, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2014. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the six months ended June 30, 2014, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2014 is minimal.
As of June 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
We file numerous consolidated and separate income tax returns in the U.S., including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years prior to 2008 or state, local or foreign income tax examinations for years prior to 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993. We are currently under United States federal audit for the consolidated group (RealNetworks, Inc. and Subsidiaries) for the year ended December 31, 2012.
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters Ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
United States	$15,092	$21,463	$(6,371)	(30)%	$35,520	$49,486	$(13,966)	(28)%
Europe	6,968	9,272	(2,304)	(25)%	15,380	20,528	(5,148)	(25)%
Republic of Korea	11,092	11,259	(167)	(1)%	21,386	20,223	1,163	6%
Rest of world	7,673	7,856	(183)	(2)%	14,263	16,406	(2,143)	(13)%
Total net revenue	$40,825	$49,850	$(9,025)	(18)%	$86,549	$106,643	$(20,094)	(19)%
Revenue in the United States declined by $6.4 million in the quarter ended June 30, 2014, compared with the year-earlier period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $4.0 million, lower sales of our subscriptions products of $2.0 million and a decline in our RealPlayer Plus license revenue of $0.8 million which was partially offset by an increase in our ringback tones revenue of $0.7 million.
Revenue in the United States declined by $14.0 million in the six months ended June 30, 2014, compared with the year-ago period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $5.7 million, a decline in our subscription revenue of $4.1 million, a decrease in our RealPlayer Plus license revenue of $1.5 million and a decline in SaaS revenue of $1.1 million.
Revenue in Europe declined by $2.3 million in the quarter ended June 30, 2014, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $2.2 million, lower revenue from RealPlayer Plus licenses of $0.6 million as well as a decline in third party software distribution revenue of $0.3 million, offset in part by an increase in SaaS revenue of $1.0 million.
Revenue in Europe declined by $5.1 million in the six months ended June 30, 2014, compared with the year-ago period. The decline was due primarily to a decrease in revenue from our Games business of $4.4 million, a decrease in RealPlayer Plus license revenue of $1.2 million, offset in part by an increase in SaaS revenue of $1.1 million.
Revenue in Korea increased $1.2 million in the six months ended June 30, 2014, compared with the year-ago period. The increase was mainly due to higher music on demand revenue of $6.0 million partially offset by lower intellectual property license revenue of $2.7 million and lower revenue from our SaaS offerings (excluding music on demand) of $1.8 million, including ringback tones revenue.
Revenue in the rest of world decreased by $2.1 million in the six months ended June 30, 2014, compared with the year-ago period. The decrease was due to lower revenue from our RealPlayer Plus licenses of $1.5 million, $1.2 million from SaaS revenue, and $0.9 million from our subscription revenue. These decreases were partially offset by an increase in system integration services in Japan of $1.2 million.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2014	December 31, 2013
Working capital	$171,843	$191,522
Cash, cash equivalents, and short-term investments	195,033	226,155
Restricted cash equivalents and investments	3,000	3,000

The decrease in 2014 of cash, cash equivalents, and short-term investments from December 31, 2013 was primarily due to cash used in operating activities of $(30.8) million in the first half of 2014.
The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in) operating activities	$(30,778)	$(12,885)
Cash provided by (used in) investing activities	4,202	(18,608)
Cash provided by (used in) financing activities	(423)	(1,236)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $17.9 million more in the six months ended June 30, 2014, as compared to the same period in 2013. This increase was primarily due to the decline in revenue of $20.1 million for the six months ended June 30, 2014 compared with the prior year, which was only partially offset by a decline in cost of revenue and operating expenses of $9.7 million.
For the six months ended June 30, 2014, cash provided by investing activities of $4.2 million was primarily due to sales and maturities, net of purchases, of short-term investments of $4.3 million and cash proceeds received from the sale of available for sale securities during the first quarter of $2.8 million, partially offset by purchases of equipment, software and leasehold improvements of $1.7 million.
For the six months ended June 30, 2013, cash used for investing activities of $18.6 million was primarily due to amounts paid for business acquisitions, net of cash acquired, totaling $16.1 million, in addition to purchases of equipment, software and leasehold improvements of $3.2 million.
Financing activities for the six months ended June 30, 2014 used cash totaling $0.4 million primarily from the payment of the principal amount of contingent consideration of $0.7 million related to an earlier period business acquisition.
Financing activities for the six months ended June 30, 2013 used cash totaling $1.2 million primarily from the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
We currently have no planned significant capital expenditures for the remainder of 2014 other than those in the ordinary course of business.
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
As of June 30, 2014, approximately $26.8 million of the $195.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of June 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment. See Note 5 Rhapsody Joint Venture for a discussion of the $10.0 million preference on the convertible preferred stock we hold in Rhapsody and its impact on our equity method of accounting for this investment,
We evaluate impairment of an investment valued under the equity method if events and circumstances warrant. An impairment charge would be recorded if a decline in value of an equity investment below its carrying amount were determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.
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
The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the estimation of the related future revenues, the cash flows of our long-term operating plans, valuation multiples, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future undiscounted cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations.
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
Significant judgments and estimates are required in determining the reporting units and assessing the fair value of the reporting units. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the estimation of the related future revenues, the cash flows of long-term operating plans, valuation multiples, market and interest rate risk, and risk-commensurate discount rates and cost of capital. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimated fair market values of the reporting units and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations.
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
Significant judgments and estimates are required in assessing the fair value of the indefinite-lived intangible assets. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the estimation of the related future revenues, the cash flows of long-term operating plans, valuation multiples, market and interest rate risk, and risk-commensurate discount rates and cost of capital. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimated fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations.
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
As of June 30, 2014, $26.8 million of the $195.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of June 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2014. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2014, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of June 30, 2014, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of June 30, 2014 would not result in more than a nominal amount of unrealized gain or loss.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2013, each of our businesses introduced at least one new product or service. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In September 2013, our RealPlayer business completed the U.S. launch of RealPlayer Cloud, an integrated video player and cloud service. RealPlayer Cloud was launched globally in February 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature. To date, we have not generated significant revenue from these recently launched products and services. Over the past several quarters, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily in sales and marketing efforts aimed at monetizing these products and related services. There can be no assurance, however, that such efforts will generate significant revenue. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results will be materially negatively impacted.
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
As we increasingly focus our development and sales and marketing efforts on our newly launched products and services, sales of our legacy products and services have suffered and will continue to suffer. For instance, while the efforts of our RealPlayer team are targeted more exclusively towards enhanced development and monetization of our new RealPlayer Cloud product, we have significantly reduced our marketing of SuperPass and have redirected our development resources away from RealPlayer Plus, both of which have resulted in declines in the number of subscribers of those legacy products.
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
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea, and its affiliates. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate or fail to renew their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue.
We may not be successful in maintaining and growing our distribution of digital media products, and a significant portion of our distribution revenue is derived from a single customer.
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels is important to our future prospects, including future growth through the introduction of new products and services distributed through these channels. We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, which may reduce our ability to generate revenue from those products as well as result in lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. In addition, most of our revenue from the distribution of third-party products is currently derived from a single customer, Google. We have experienced significant pricing pressure in the marketplace and, in particular, with regard to our contract with Google. During the third quarter of 2014, we implemented a plan providing for a new distribution partner of our third-party products, however, we anticipate that our distribution revenue will be materially negatively impacted.
Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility, although our recent stock price history shows more stability, with a range from $6.94 to $8.85 per share during the 52-week period ended June 30, 2014, but continued weakness. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to volatility of our stock price.
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
For example, in accordance with accounting principles generally accepted in the United States, we are required to test goodwill and certain long-lived assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results.
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
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. In July 2012, Rob Glaser, our founder, Chairman and initial chief executive officer, resigned as chief executive officer in 2010, was appointed as interim chief executive officer in July 2012, and was named permanent chief executive officer effective July 28, 2014. In addition, each member of our executive team is either new to RealNetworks or new to his executive position as of 2012, 2013 or 2014. We cannot provide assurance that we will effectively manage these executive-level transitions, which may impact our ability to retain key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
Our success is also substantially dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by our recent executive-level turnover and by our restructuring efforts, which have involved reductions in our workforce. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results. For example, in 2013 we acquired Slingo, Inc. pursuant to which we recorded $8.0 million of intangible assets and $9.9 million in goodwill, and Muzicall Limited pursuant to which we recorded $5.4 million of intangible assets and $1.3 million in goodwill. In compliance with accounting principles generally accepted in the United States, we evaluate these assets for impairment at least annually. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could significantly impact our financial results.

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

Our Chairman of the Board and Chief Executive Officer beneficially owns approximately 36% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.
Robert Glaser, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 36% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2014.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer Letter dated May 31, 2014 between RealNetworks, Inc. and Mike Mulica

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