Form 10-Q
period 2014-09-30
REALNETWORKS INC
filed 2014-11-06
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2014 was 36,034,025.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$114,073	$151,235
Short-term investments	63,948	74,920
Trade accounts receivable, net of allowances	17,679	24,613
Deferred costs, current portion	1,023	1,601
Deferred tax assets, net, current portion	296	306
Prepaid expenses and other current assets	8,382	9,124
Total current assets	205,401	261,799
Equipment, software, and leasehold improvements, at cost:
Equipment and software	83,230	86,721
Leasehold improvements	3,616	3,482
Total equipment, software, and leasehold improvements, at cost	86,846	90,203
Less accumulated depreciation and amortization	68,392	67,031
Net equipment, software, and leasehold improvements	18,454	23,172
Restricted cash equivalents and investments	3,000	3,000
Equity method investment	10,000	12,473
Available for sale securities	2,848	7,181
Other assets	2,925	2,332
Deferred costs, non-current portion	913	946
Deferred tax assets, net, non-current portion	1,424	1,409
Other intangible assets, net	10,954	12,993
Goodwill	17,615	17,476
Total assets	$273,534	$342,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,155	$19,987
Accrued and other current liabilities	25,885	41,893
Deferred tax liabilities, net, current portion	768	899
Deferred revenue, current portion	6,908	7,498
Total current liabilities	51,716	70,277
Deferred revenue, non-current portion	143	166
Deferred rent	1,293	1,318
Deferred tax liabilities, net, non-current portion	1,805	1,556
Other long-term liabilities	563	483
Total liabilities	55,520	73,800
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,034 shares in 2014 and 35,833 shares in 2013	36	36
Additional paid-in capital	616,260	610,167
Accumulated other comprehensive loss	(53,778)	(47,695)
Retained deficit	(344,504)	(293,527)
Total shareholders’ equity	218,014	268,981
Total liabilities and shareholders’ equity	$273,534	$342,781
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue (A)	$34,157	$48,958	$120,706	$155,601
Cost of revenue (B)	18,928	18,990	58,500	59,015
Extinguishment of liability (See Note 10)	—	—	(10,580)	—
Gross profit	15,229	29,968	72,786	96,586
Operating expenses:
Research and development	12,784	15,707	40,110	45,951
Sales and marketing	13,283	19,427	51,022	59,830
General and administrative	7,723	9,869	25,617	28,506
Restructuring and other charges	2,048	1,877	3,805	4,075
Lease exit and related charges	154	—	703	3,066
Loss on legal settlements	—	11,525	—	11,525
Total operating expenses	35,992	58,405	121,257	152,953
Operating income (loss)	(20,763)	(28,437)	(48,471)	(56,367)
Other income (expenses):
Interest income, net	80	166	396	992
Gain (loss) on sale of available for sale securities, net	—	—	2,371	—
Equity in net loss of Rhapsody investment	(1,530)	(2,629)	(4,170)	(6,209)
Other income (expense), net	325	(118)	153	(146)
Total other income (expenses), net	(1,125)	(2,581)	(1,250)	(5,363)
Income (loss) before income taxes	(21,888)	(31,018)	(49,721)	(61,730)
Income tax expense (benefit)	290	357	1,256	(210)
Net income (loss)	$(22,178)	$(31,375)	$(50,977)	$(61,520)
Basic net income (loss) per share	$(0.62)	$(0.88)	$(1.42)	$(1.73)
Diluted net income (loss) per share	$(0.62)	$(0.88)	$(1.42)	$(1.73)
Shares used to compute basic net income (loss) per share	36,003	35,670	35,912	35,490
Shares used to compute diluted net income (loss) per share	36,003	35,670	35,912	35,490
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(323)	$(1,043)	$(3,936)	$(28)
Foreign currency translation adjustments, net of reclassification adjustments	(2,338)	1,235	(2,147)	(391)
Total other comprehensive income (loss)	(2,661)	192	(6,083)	(419)
Net income (loss)	(22,178)	(31,375)	(50,977)	(61,520)
Comprehensive income (loss)	$(24,839)	$(31,183)	$(57,060)	$(61,939)
(A) Components of net revenue:
License fees	$5,925	$10,503	$21,168	$33,494
Service revenue	28,232	38,455	99,538	122,107
	$34,157	$48,958	$120,706	$155,601
(B) Components of cost of revenue:
License fees	$2,044	$2,062	$6,426	$6,377
Service revenue	16,884	16,928	52,074	52,638
	$18,928	$18,990	$58,500	$59,015
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(50,977)	$(61,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,876	15,045
Stock-based compensation	4,158	5,671
Equity in net loss of Rhapsody	4,170	6,209
Deferred income taxes, net	(64)	(1,238)
Gain on sale of available for sale securities	(2,371)	—
Realized translation gain	(48)	(35)
Extinguishment of liability	(10,580)	—
Other	—	51
Net change in certain operating assets and liabilities:
Trade accounts receivable	6,553	6,466
Prepaid expenses and other assets	1,353	4,772
Accounts payable	(1,606)	26
Accrued and other liabilities	(5,106)	(3,750)
Net cash provided by (used in) operating activities	(45,642)	(28,303)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(2,054)	(5,798)
Proceeds from sale of available for sale securities	2,754	—
Purchases of short-term investments	(63,574)	(85,670)
Proceeds from sales and maturities of short-term investments	74,546	110,359
Decrease (increase) in restricted cash equivalents and investments, net	—	5,000
Acquisitions of businesses, net of cash acquired	(733)	(22,480)
Other	(467)	—
Net cash provided by (used in) investing activities	10,472	1,411
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	641	408
Tax payments from shares withheld upon vesting of restricted stock	(403)	(911)
Payment of contingent consideration	(696)	(828)
Net cash provided by (used in) financing activities	(458)	(1,331)
Effect of exchange rate changes on cash and cash equivalents	(1,534)	(96)
Net increase (decrease) in cash and cash equivalents	(37,162)	(28,319)
Cash and cash equivalents, beginning of period	151,235	163,198
Cash and cash equivalents, end of period	$114,073	$134,879
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$292	$8,354
Cash paid for income taxes	$1,457	$2,988
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(371)	$1,096
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2014 and 2013
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Note 2. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued a new standard, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued new revenue recognition guidance. The guidance will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for us on January 1, 2017. Early application is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
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
Note 4. Stock-Based Compensation
Total stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total stock-based compensation expense	$1,148	$1,613	$4,158	$5,671
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.30%	0.96%	1.20%	0.82%
Expected life (years)	4.5	3.8	3.9	4.0
Volatility	42%	48%	40%	48%

The total stock-based compensation amounts for 2014 and 2013 disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. As of September 30, 2014, we had $12.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Note 5. Rhapsody Joint Venture
As of September 30, 2014 we owned approximately 45% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.

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
We recorded our share of losses of Rhapsody of $1.5 million and $4.2 million for the quarter and nine months ended September 30, 2014, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million. The carrying value of our Rhapsody investment was $12.5 million as of December 31, 2013 and as of September 30, 2014 was $10.0 million.
Our share of the losses of Rhapsody for the quarter and nine months ended September 30, 2013 were $2.6 million and $6.2 million, respectively.
Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$44,148	$35,190	$128,578	$103,831
Gross profit	7,739	7,800	24,730	24,412
Net loss	(7,965)	(5,621)	(14,312)	(14,812)
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2014				September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$28,213	$—	$—	$28,213	$28,213
Money market funds	—	5,092	—	5,092	5,092
Corporate notes and bonds	—	80,768	—	80,768	80,768
Total cash and cash equivalents	28,213	85,860	—	114,073	114,073
Short-term investments:
Corporate notes and bonds	—	53,246	—	53,246	53,195
U.S. government agency securities	10,702	—	—	10,702	10,701
Total short-term investments	10,702	53,246	—	63,948	63,896
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,848	—	—	2,848	428
Total	$41,763	$142,106	$—	$183,869	$181,397

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2013				December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$46,978	$—	$—	$46,978	$46,978
Money market funds	1	26,913	—	26,914	26,914
Corporate notes and bonds	—	77,043	—	77,043	77,044
U.S. government agency securities	—	300	—	300	300
Total cash and cash equivalents	46,979	104,256	—	151,235	151,236
Short-term investments:
Corporate notes and bonds	—	59,766	—	59,766	59,713
U.S. government agency securities	14,077	1,077	—	15,154	15,159
Total short-term investments	14,077	60,843	—	74,920	74,872
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	7,181	—	—	7,181	842
Total	$68,237	$168,099	$—	$236,336	$229,950

Restricted cash equivalents and investments amounts as of September 30, 2014, and December 31, 2013 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2014 and 2013 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2014 and December 31, 2013 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2014 (in thousands):

Estimated Fair Value
Within one year	$47,671
Between one year and five years	16,277
Total short-term investments	$63,948
Our equity investment in a publicly traded company as of September 30, 2014 and December 31, 2013 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In March 2014 we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2014 and 2013, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2013	$966	$569
Addition (reduction) to allowance	403	(185)
Amounts written off	—	(5)
Foreign currency translation	(54)	(1)
Balances, September 30, 2014	$1,315	$378
One customer accounted for 17% of trade accounts receivable and one other customer accounted for 14% of trade accounts receivable, as of September 30, 2014. One customer accounted for 17% of trade accounts receivable as of December 31, 2013.
One customer accounted for 24% and 20% of consolidated revenue, or $8.2 million and $24.6 million, during the quarter and nine months ended September 30, 2014, and is reflected in our Mobile Entertainment segment. One customer accounted for approximately 12% and 14% of consolidated revenue, or $6.0 million and $21.1 million, during the quarter and nine months ended September 30, 2013, and is reflected in our RealPlayer Group and Games segments. One additional customer accounted for approximately 14%, or $6.8 million, and 11% or $17.3 million, of consolidated revenue during the quarter and nine months ended September 30, 2013, respectively, and is reflected in our Mobile Entertainment segment.
Note 8. Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$34,876	$32,372	$2,504	$35,156	$31,262	$3,894
Developed technology	28,871	25,922	2,949	29,097	25,039	4,058
Patents, trademarks and tradenames	3,945	3,624	321	4,021	3,627	394
Service contracts	6,426	5,746	680	5,679	5,532	147
	74,118	67,664	6,454	73,953	65,460	8,493
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$78,618	$67,664	$10,954	$78,453	$65,460	$12,993

In the second quarter of 2014 a small acquisition of a business related to our RealPlayer Group resulted in an intangible asset of $0.8 million being recorded.

No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2014 or 2013.
Note 9. Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2013	$17,476
Increases due to current year acquisitions	460
Effects of foreign currency translation	(321)
Balance, September 30, 2014	$17,615

Goodwill by segment (in thousands):

September 30, 2014
RealPlayer Group	$1,003
Mobile Entertainment	2,073
Games	14,539
Total goodwill	$17,615

In the second quarter of 2014 a small acquisition of a business related to our RealPlayer Group resulted in goodwill of $0.5 million being recorded.

No impairment of goodwill was recognized in either of the nine months ended September 30, 2014 or 2013.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2014	December 31, 2013
Royalties and other fulfillment costs	$4,537	$16,467
Employee compensation, commissions and benefits	8,086	10,060
Sales, VAT and other taxes payable	6,644	7,237
Other	6,618	8,129
Total accrued and other current liabilities	$25,885	$41,893
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
Restructuring charges by type of cost (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2014	$3,805	—	$3,805
Costs incurred and charged to expense for the nine months ended September 30, 2013	$2,891	1,184	$4,075

Changes to the accrued restructuring cost liability (in thousands):

Employee Separation Costs
Accrued liability as of December 31, 2013	$756
Costs incurred and charged to expense for the nine months ended September 30, 2014	3,805
Cash payments	(3,626)
Accrued liability at September 30, 2014 (included in Accrued and other current liabilities)	$935

Note 12. Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases.
Changes to accrued lease exit and related charges (in thousands):

Accrued loss as of December 31, 2013	$254
Additions and adjustments to the lease exit charges accrual, including sublease income estimate revision	480
Less amounts paid, net of sublease amounts	(611)
Accrued loss as of September 30, 2014 (included in Accrued and other current liabilities)	$123

Note 13.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investments
Accumulated other comprehensive income (loss), beginning of period	$2,784	$27,700	$6,397	26,685
Unrealized gains (losses), net of tax effects of $0, $587, $0 and $(129)	(323)	(1,043)	(1,565)	(28)
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $(4) and $0	—	—	(2,371)	—
Net current period other comprehensive income	(323)	(1,043)	(3,936)	(28)
Accumulated other comprehensive income (loss) balance, end of period	$2,461	$26,657	$2,461	$26,657
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(53,901)	$(54,851)	$(54,092)	$(53,225)
Translation adjustments	(2,338)	1,235	(2,099)	(356)
Reclassification adjustments for losses (gains) included in other income (expense)	—	—	(48)	(35)
Net current period other comprehensive income	(2,338)	1,235	(2,147)	(391)
Accumulated other comprehensive income (loss) balance, end of period	$(56,239)	$(53,616)	$(56,239)	$(53,616)
Total accumulated other comprehensive income (loss), end of period	$(53,778)	$(26,959)	$(53,778)	$(26,959)

Note 14. Income Taxes

As of September 30, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million of which $0.4 million could potentially impact tax expense.
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
Note 15. Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(22,178)	$(31,375)	$(50,977)	$(61,520)
Weighted average common shares outstanding used to compute basic EPS	36,003	35,670	35,912	35,490
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,003	35,670	35,912	35,490
Basic EPS	$(0.62)	$(0.88)	$(1.42)	$(1.73)
Diluted EPS	$(0.62)	$(0.88)	$(1.42)	$(1.73)
During the quarter and nine months ended September 30, 2014, 6.3 million and 6.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and nine months ended September 30, 2013, 4.6 million and 4.4 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
Note 18. Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes sales of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our RealPlayer Cloud service; (2) Mobile Entertainment, which includes our SaaS services, our LISTEN product, and sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
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
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the Chief Executive Officer, Chief Financial Officer, our Presidents, and General Counsel. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 10-K.
Segment results for the quarters and nine months ended September 30, 2014 and 2013 (in thousands):
RealPlayer Group

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$6,565	$17,641	$30,336	$58,407
Cost of revenue	3,566	3,264	10,704	12,984
Gross profit	2,999	14,377	19,632	45,423
Operating expenses	12,392	14,449	42,668	44,656
Operating income (loss)	$(9,393)	$(72)	$(23,036)	$767

Mobile Entertainment

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$19,190	$19,948	$62,285	$59,035
Cost of revenue	12,626	11,972	38,874	33,974
Gross profit	6,564	7,976	23,411	25,061
Operating expenses	7,086	9,453	26,126	26,976
Operating income (loss)	$(522)	$(1,477)	$(2,715)	$(1,915)

Games

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$8,402	$11,369	$28,085	$38,159
Cost of revenue	2,573	3,216	8,419	10,397
Gross profit	5,829	8,153	19,666	27,762
Operating expenses	8,658	11,513	27,193	35,120
Operating income (loss)	$(2,829)	$(3,360)	$(7,527)	$(7,358)

Corporate

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$163	$538	$503	$1,660
Extinguishment of liability	—	—	(10,580)	—
Operating expenses	7,856	22,990	25,270	46,201
Operating income (loss)	$(8,019)	$(23,528)	$(15,193)	$(47,861)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the world). Revenue by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$12,280	$21,039	$47,800	$70,525
Europe	5,749	8,750	21,129	29,278
Republic of Korea	9,728	11,839	31,114	32,062
Rest of the world	6,400	7,330	20,663	23,736
Total net revenue	$34,157	$48,958	$120,706	$155,601
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	September 30, 2014	December 31, 2013
United States	$35,375	$40,347
Europe	7,352	8,280
Republic of Korea	655	936
Rest of the world	3,641	4,078
Total long-lived assets	$47,023	$53,641

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
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, such as the distribution of third party software products, advertising on RealPlayer websites, and sales of RealPlayer Plus software licenses to consumers, sales of intellectual property licenses, and consumer subscriptions such as SuperPass and our RealPlayer Cloud service. Our Mobile Entertainment business generates revenue from the sale of its SaaS services, which include ringback tones, music on demand, intercarrier messaging, and our LISTEN product, and sales of technology licenses of our software products such as Helix. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
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

For the quarter and nine months ended September 30, 2014, our consolidated revenue declined by $14.8 million and $34.9 million, respectively, compared to the same periods in 2013. The decline in revenue for the quarter in our RealPlayer Group was $11.1 million, $3.0 million in Games and $0.8 million in Mobile Entertainment. For the year to date period, the decline was primarily due to a decline of $28.1 million in our RealPlayer Group and a decline of $10.1 million in Games. For the year to date period, revenue increased by $3.3 million in Mobile Entertainment.
Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. In our RealPlayer Group segment, revenue suffered from pricing pressure and lower distribution in our intellectual property licensing business as well as lower rates, distribution and installations from transitioning to a new partner in our third party software distribution business. Moreover, as we focus more of our distribution and marketing efforts on our new RealPlayer Cloud service, sales of RealPlayer Plus licenses are declining, resulting in reduced revenue. The business also continues to be negatively impacted by a decline in subscribers, attributable solely to our SuperPass product. These changes have also negatively impacted gross margins in the RealPlayer Group, as described in more detail in Segment Operating Results below. In our Games segment, our business continues to be challenged in line with overall trends in the online games market, including the shift from downloadable PC games to social networks and mobile devices. In our Mobile Entertainment segment, the revenue increase in the year-to-date period was related primarily to our music on demand services in Korea and our acquisition of Muzicall in the third quarter of 2013, which increased our direct-to-consumer ringback tones revenue. Partially offsetting these increases was a loss in revenue due to termination of carrier contracts.
Over the past several quarters we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. During the first half of 2014, we released RealPlayer Cloud worldwide. This global roll out allows us to reach our base of millions of active RealPlayer users around the world. In our Mobile Entertainment business we continue our efforts to roll out our new LISTEN product. LISTEN leverages our pioneering leadership in ringback tones, and our large, global installed base of over 18 million active ringback tone subscribers with more than 20 carriers worldwide, to create a hybrid distribution model that combines partnership with carriers with direct-to-consumer marketing. In our Games business, we launched Slingo Adventure worldwide on Facebook in mid-September and plan to launch the product on mobile platforms worldwide during the fourth quarter of 2014. We expect to continue to invest heavily in our growth initiatives, including further development and marketing efforts around our products. These investments have negatively impacted our recent operating results, which may continue until the expected revenue growth materializes.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total revenue	$34,157	$48,958	$(14,801)	(30)%	$120,706	$155,601	$(34,895)	(22)%
Cost of revenue	18,928	18,990	(62)	—%	58,500	59,015	(515)	(1)%
Extinguishment of liability	—	—	—	—%	(10,580)	—	(10,580)	(100)%
Gross profit	15,229	29,968	(14,739)	(49)%	72,786	96,586	(23,800)	(25)%
Gross margin	45%	61%			60%	62%
Operating expenses	35,992	58,405	(22,413)	(38)%	121,257	152,953	(31,696)	(21)%
Operating income (loss)	$(20,763)	$(28,437)	$7,674	27%	$(48,471)	$(56,367)	$7,896	(14)%
In the third quarter of 2014, our total consolidated revenue declined by $14.8 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $11.1 million in our RealPlayer Group segment, $3.0 million in our Games segment, and $0.8 million in Mobile Entertainment, due to the factors described above. Gross margin decreased to 45% from 61% during the quarter ended September 30, 2014, primarily related to our RealPlayer segment, as described in more detail in Segment Operating Results below. Operating expenses decreased by $22.4 million in the quarter ended September 30, 2014, compared with the prior year, primarily due to a litigation settlement of $11.5 million in the prior year, reduced marketing costs in 2014 of $4.6 million in line with the decrease in our third party distribution revenue and reductions in personnel and related costs of $2.4 million.

For the nine months ended September 30, 2014, our consolidated revenue declined by $34.9 million, compared with the year-earlier period. The reduction in revenue primarily resulted from a decline of $28.1 million in our RealPlayer Group and a decline of $10.1 million in our Games segment, due to the factors described above, partially offset by an increase in Mobile Entertainment revenue of $3.3 million primarily due to an increase in music on demand services in Korea. Gross margin decreased to 60% from 62% for the year-earlier period primarily due to a decline in higher margin revenue. Operating expenses decreased by $31.7 million in the nine months ended September 30, 2014, compared with the prior year, primarily due to a litigation settlement of $11.5 million in the prior year and reduced marketing costs in 2014 of $6.5 million and reductions in personnel and related costs of $7.4 million.

Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$6,565	$17,641	$(11,076)	(63)%	$30,336	$58,407	$(28,071)	(48)%
Cost of revenue	3,566	3,264	302	9%	10,704	12,984	(2,280)	(18)%
Gross profit	2,999	14,377	(11,378)	(79)%	19,632	45,423	(25,791)	(57)%
Gross margin	46%	81%			65%	78%
Operating expenses	12,392	14,449	(2,057)	(14)%	42,668	44,656	(1,988)	(4)%
Operating income (loss)	$(9,393)	$(72)	$(9,321)	—%	$(23,036)	$767	$(23,803)	—%

Total RealPlayer Group revenue decreased by $11.1 million in the quarter ended September 30, 2014, compared with the year-earlier period. This decrease was primarily a result of our transition to a new third party distribution partner, which resulted in lower rates, decreased distribution and decreased installations compared to our previous partner resulting in a decrease of $5.4 million in our third party distribution revenue. In addition, lower distribution of intellectual property licenses decreased revenue by $2.0 million. Further contributing to the decline was a decrease in RealPlayer Plus license revenue of $1.8 million due to our focus on increasing RealPlayer Cloud subscriptions.

Total RealPlayer Group revenue decreased by $28.1 million in the nine months ended September 30, 2014, compared with the year-earlier period. This decrease was primarily a result of reduced rates that caused a decrease in our third party distribution revenue by $11.2 million and lower subscriptions revenue of $4.7 million due to fewer subscribers, attributable solely to our SuperPass product. Further contributing to the decline was a decrease in RealPlayer license revenue of $5.3 million due to our focus on increasing RealPlayer Cloud subscriptions and a decrease of $4.7 million in distribution of intellectual property licenses.
Cost of revenue decreased by $2.3 million during the nine months ended September 30, 2014, compared with the year-earlier period. Costs related to our RealPlayer Plus licensing business decreased by $1.2 million due to lower license royalties. Costs related to our subscription business declined $1.0 million in connection with lower subscription revenue.
Gross margin during the quarter ended September 30, 2014 declined primarily as a result of our transition to a new third party distribution partner at significantly lower rates compared to our previous partner. Although gross margins will be lower on the revenue derived under our new third party distribution arrangement, we expect that our marketing costs related to this business will decline as well.
Operating expenses decreased by $2.1 million and $2.0 million, respectively, in the quarter and nine months ended September 30, 2014, compared with the year-earlier period primarily due to decreased marketing spend related to our third party distribution arrangements.
Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$19,190	$19,948	$(758)	(4)%	$62,285	$59,035	$3,250	6%
Cost of revenue	12,626	11,972	654	5%	38,874	33,974	4,900	14%
Gross profit	6,564	7,976	(1,412)	(18)%	23,411	25,061	(1,650)	(7)%
Gross margin	34%	40%			38%	42%
Operating expenses	7,086	9,453	(2,367)	(25)%	26,126	26,976	(850)	(3)%
Operating income (loss)	$(522)	$(1,477)	$955	65%	$(2,715)	$(1,915)	$(800)	(42)%
Total Mobile Entertainment revenue decreased by $0.8 million in the quarter ended September 30, 2014, compared with the year-earlier period. A decrease of $2.2 million was primarily due to discounts in our ringback tones business, the termination of our carrier application services in Asia and a decrease in our direct to consumer business that was part of our Muzicall acquisition in 2013. Partially offsetting this decrease was an increase in music on demand revenue of $1.4 million in our Korea business.
Total Mobile Entertainment revenue increased by $3.3 million in the nine months ended September 30, 2014, compared with the year-earlier period. The increase was primarily due to an increase of $6.7 million in music on demand revenue in Korea and an increase of $1.7 million in our direct to consumer ringback tones business due to our Muzicall acquisition. Partially offsetting this increase was a decrease of $2.7 million due to termination of carrier contracts, in addition to slower growth in our ringback tones business of $0.7 million and $1.5 million related to the termination of our video on demand service in 2013.
Cost of revenue increased by $0.7 million and $4.9 million in the quarter and nine months ended September 30, 2014, respectively, compared with the year-earlier periods, primarily due to an increase in label royalties related to our music on demand services.     This is partially offset by a decrease of $0.5 million and $1.6 million in the quarter and nine months ended September 30, 2014, respectively, from our integrated music project.
Gross margin declined for the quarter and nine months ended September 30, 2014, due to a decline in higher margin revenues.
Operating expenses decreased by $2.4 million for the quarter ended September 30, 2014, compared with the year-earlier period, primarily due to savings of $1.1 million in marketing related expenses and a decrease of $0.8 million due to reductions in personnel and related costs.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue	$8,402	$11,369	$(2,967)	(26)%	$28,085	$38,159	$(10,074)	(26)%
Cost of revenue	2,573	3,216	(643)	(20)%	8,419	10,397	(1,978)	(19)%
Gross profit	5,829	8,153	(2,324)	(29)%	19,666	27,762	(8,096)	(29)%
Gross margin	69%	72%			70%	73%
Operating expenses	8,658	11,513	(2,855)	(25)%	27,193	35,120	(7,927)	(23)%
Operating income (loss)	$(2,829)	$(3,360)	$531	16%	$(7,527)	$(7,358)	$(169)	(2)%
Total Games revenue decreased by $3.0 million in the quarter ended September 30, 2014, compared with the year-earlier period. Lower revenue from our subscription products, licensing and advertising due to continued declines in our storefront and subscription businesses contributed $1.4 million, $0.4 million and $0.8 million, respectively, to the overall decrease.
Total Games revenue decreased by $10.1 million in the nine months ended September 30, 2014, compared with the year-earlier period. Lower revenue from our subscription products, licensing and advertising due to continued declines in our storefront and subscription businesses contributed $4.0 million, $2.5 million and $2.7 million, respectively, to the overall decrease.
Cost of revenue decreased by $0.6 million and $2.0 million in the quarter and nine months ended September 30, 2014, respectively, compared with the year-earlier period. The decreases were due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. The decrease in cost of revenue was also due to a decline in our advertising business. Gross margin declined during the quarter and nine months ended September 30, 2014 to 69% from 72% and to 70% from 73%, respectively, due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses declined by $2.9 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decrease was due to reductions in personnel and related costs of $1.1 million and reduced marketing spend of $1.4 million.
Operating expenses declined by $7.9 million in the nine months ended September 30, 2014, compared with the year-earlier period. The decrease was due to reductions in personnel and related costs of $2.4 million and reduced marketing spend of $3.7 million.
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

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue	$163	$538	$(375)	(70)%	$503	$1,660	$(1,157)	(70)%
Extinguishment of liability	—	—	—	—%	(10,580)	—	(10,580)	(100)%
Operating expenses	7,856	22,990	(15,134)	(66)%	25,270	46,201	(20,931)	(45)%
Operating income (loss)	$(8,019)	$(23,528)	$15,509	66%	$(15,193)	$(47,861)	$32,668	68%
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Operating expenses decreased by $15.1 million in the quarter ended September 30, 2014 compared with the year-earlier period. The decrease was primarily due to a litigation settlement of $11.5 million in the prior year and $2.1 million in savings from the relocation of our Seattle headquarters.
Operating expenses decreased by $20.9 million in the nine months ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to a litigation settlement of $11.5 million in the prior year and $2.4 million of reduced expense for lease exit charges. An additional savings of $4.0 million resulted from the relocation of our Seattle headquarters.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$12,784	$15,707	$(2,923)	(19)%	$40,110	$45,951	$(5,841)	(13)%
Sales and marketing	13,283	19,427	(6,144)	(32)%	51,022	59,830	(8,808)	(15)%
General and administrative	7,723	9,869	(2,146)	(22)%	25,617	28,506	(2,889)	(10)%
Restructuring and other charges	2,048	1,877	171	9%	3,805	4,075	(270)	(7)%
Lease exit and related charges	154	—	154	—	703	3,066	(2,363)	(77)%
Loss on litigation settlements	—	11,525	(11,525)	100%	—	11,525	(11,525)	100%
Total consolidated operating expenses	$35,992	$58,405	$(22,413)	(38)%	$121,257	$152,953	$(31,696)	(21)%

Research and development expenses decreased by $2.9 million and $5.8 million, respectively, in the quarter and nine months ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to savings resulting from the relocation of our Seattle headquarters of $1.5 million and $3.8 million, respectively.
Sales and marketing expenses decreased by $6.1 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to reduced marketing spend of $4.6 million and $0.9 million in reduced personnel and related costs.
Sales and marketing expenses decreased by $8.8 million in the nine months ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to reduced marketing spend of $6.5 million and $1.5 million from the relocation of our Seattle headquarters.
General and administrative expenses decreased by $2.1 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to higher legal fees related to litigation in the prior year and tax refunds.
General and administrative expenses decreased by $2.9 million in the nine months ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to $1.8 million in higher legal fees related to ligation in the prior year.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense alignment efforts. The restructuring expense amounts in both years primarily related to severance costs due to workforce reductions. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Interest income, net	$80	$166	$(86)	(52)%	$396	$992	$(596)	(60)%
Gain (loss) on sale of available for sale securities, net	—	—	—	—	2,371	—	2,371	100%
Equity in net loss of Rhapsody	(1,530)	(2,629)	1,099	42%	(4,170)	(6,209)	2,039	33%
Other income (expense), net	325	(118)	443	375%	153	(146)	299	205%
Total other income (expense), net	$(1,125)	$(2,581)	$1,456	56%	$(1,250)	$(5,363)	$4,113	77%
As described further in Note 5, Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The increase in Other income (expense), net, of $4.1 million for the nine months ended September 30, 2014 was primarily due to the $2.4 million gain on sale of a portion of our shares held in J-Stream, as discussed further in Note 6, Fair Value Measurements, as well as our lower recorded net loss associated with our investment in Rhapsody.
Income Taxes
During the quarters ended September 30, 2014 and 2013, we recognized income tax expense of $0.3 million and $0.4 million, respectively, related to U.S. and foreign income taxes.
During the nine months ended September 30, 2014 and 2013, we recognized income tax expense of $1.3 million and an income tax benefit of $0.2 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter and nine months ended September 30, 2014 was largely the result of an income tax benefit related to the acquisition of Slingo, Inc. recognized in the quarter ending September 30, 2013 and changes in our jurisdictional income.
As of September 30, 2014, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2013 10-K. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $0.9 million of which $0.4 million could potentially impact tax expense.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2014. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarters ended September 30, 2014, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2014 is minimal.
As of September 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended September 30, 2014				Nine months ended September 30, 2014
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
United States	$12,280	$21,039	$(8,759)	(42)%	$47,800	$70,525	$(22,725)	(32)%
Europe	5,749	8,750	(3,001)	(34)%	21,129	29,278	(8,149)	(28)%
Republic of Korea	9,728	11,839	(2,111)	(18)%	31,114	32,062	(948)	(3)%
Rest of world	6,400	7,330	(930)	(13)%	20,663	23,736	(3,073)	(13)%
Total net revenue	$34,157	$48,958	$(14,801)	(30)%	$120,706	$155,601	$(34,895)	(22)%
Revenue in the United States declined by $8.8 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $4.9 million, lower revenue generated from our games business of $1.3 million, lower revenue from our SuperPass subscription revenue of $1.0 million and a decline in our RealPlayer Plus license revenue of $0.7 million.
Revenue in the United States declined by $22.7 million in the nine months ended September 30, 2014, compared with the year-ago period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $10.2 million, a decline in our SuperPass subscription revenue of $4.0 million, a decrease in our games revenue of $3.8 million, a decrease in our RealPlayer Plus license revenue of $2.7 million and a decline in SaaS revenue of $1.5 million.
Revenue in Europe declined by $3.0 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $1.7 million, lower revenue from RealPlayer Plus licenses of $0.5 million, a decline in third party software distribution revenue of $0.5 million as well a decline in our SaaS revenue of $0.3 million.
Revenue in Europe declined by $8.1 million in the nine months ended September 30, 2014, compared with the year-ago period. The decline was due primarily to a decrease in revenue from our Games business of $6.1 million, a decrease in RealPlayer Plus license revenue of $1.5 million, offset in part by an increase in SaaS revenue of $0.7 million.

Revenue in Korea decreased $2.1 million in the quarter ended September 30, 2014 , compared with the year-earlier period. The decrease was primarily due to lower intellectual property license revenue of $2.6 million and lower revenue from our SaaS offerings (excluding music on demand) of $0.9 million, including ringback tones revenue partially offset by higher music on demand revenue of $1.5 million.
Revenue in Korea decreased $0.9 million in the nine months ended September 30, 2014, compared with the year-ago period. The decrease was mainly due to lower intellectual property license revenue of $5.3 million and lower revenue from our SaaS offerings (excluding music on demand) of $2.6 million, including ringback tones revenue partially offset by higher music on demand revenue of $7.4 million.
Revenue in the rest of world decreased by $0.9 million in the quarter ended September 30, 2014, compared with the year-earlier period. The decrease was primarily due to lower revenue from our RealPlayer Plus licenses of $0.6 million, a decrease in our third party distribution revenue of $0.3 million and a decrease in our mobile entertainment revenue of $0.3 million. These decreases were partially offset by an increase in our intellectual property license revenue of $0.5 million.
Revenue in the rest of world decreased by $3.1 million in the nine months ended September 30, 2014, compared with the year-ago period. The decrease was due to lower revenue from our RealPlayer Plus licenses of $1.9 million, $1.3 million from SaaS revenue, and $1.0 million from our subscription revenue. These decreases were partially offset by an increase in system integration services in Japan of $1.3 million.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2014	December 31, 2013
Working capital	$153,685	$191,522
Cash, cash equivalents, and short-term investments	178,021	226,155
Restricted cash equivalents and investments	3,000	3,000

The 2014 decrease of cash, cash equivalents, and short-term investments from December 31, 2013 was primarily due to cash used in operating activities of $(45.6) million in the first nine months of 2014.
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in) operating activities	$(45,642)	$(28,303)
Cash provided by (used in) investing activities	10,472	1,411
Cash provided by (used in) financing activities	(458)	(1,331)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $17.3 million more in the nine months ended September 30, 2014, as compared to the same period in 2013. This increase was primarily due to the decline in revenue of $34.9 million for the nine months ended September 30, 2014 compared with the prior year period, which was only partially offset by a decline in cash operating expenses.
For the nine months ended September 30, 2014, cash provided by investing activities of $10.5 million was primarily due to sales and maturities, net of purchases, of short-term investments of $11.0 million and cash proceeds received from the sale of available for sale securities during the first quarter of $2.8 million, partially offset by purchases of equipment, software and leasehold improvements of $2.1 million.

For the nine months ended September 30, 2013, cash provided by investing activities of $1.4 million was primarily due to net cash received of $24.7 million from the sales, maturity and purchases of short-term investments. Partially offsetting these proceeds was a cash outlay of $22.5 million for the acquisitions of businesses, net of cash acquired.
Financing activities for the nine months ended September 30, 2014 used cash totaling $0.5 million primarily from the payment of the principal amount of contingent consideration of $0.7 million related to an earlier period business acquisition.
Financing activities for the nine months ended September 30, 2013 used cash totaling $1.3 million primarily from certain tax payments from shares withheld upon the vesting of employee restricted stock of $0.9 million as well as the payment of the principal amount of contingent consideration of $0.8 million related to an earlier period business acquisition.
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
As of September 30, 2014, approximately $24.1 million of the $178.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of September 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, other tax attributes, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
As of September 30, 2014, we had approximately $10 million and $8 million in total carrying value of definite-lived assets related to our Mobile Entertainment and our RealPlayer groups, respectively. In accordance with our policy as described above, we reviewed these assets for impairment as of September 30, 2014. Our estimate of the fair value of these asset groups indicate that the carrying amounts are expected to be recovered and, therefore, no impairment is indicated as of September 30, 2014. However, it is reasonably possible that the estimate of the fair value of either or both of the Mobile Entertainment and RealPlayer groups may change in the near term should we experience adverse changes in our estimates and assumptions, which could result in impairments of those assets. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, indefinite-lived intangible assets or definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
As of September 30, 2014, $24.1 million of the $178.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2014, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2014. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2014, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2014, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2014 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During 2013, each of our businesses introduced at least one new product or service. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In September 2013, our RealPlayer business completed the U.S. launch of RealPlayer Cloud, an integrated video player and cloud service. RealPlayer Cloud was launched globally in February 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature and, in September 2014, our Games business launched its newest game, Slingo Adventure. To date, we have not generated significant revenue from these recently launched products and services. Over the past several quarters, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily both in further development and in sales and marketing efforts aimed at monetizing these products and related services. There can be no assurance, however, that such efforts will generate significant revenue. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results will be materially negatively impacted.

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
During 2012, we took steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
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
Our legacy RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of our formats on the Internet, and declines in the use of our formats have negatively affected, and are expected to continue to negatively affect, our subscription revenue and increase costs of obtaining new subscribers. Our SuperPass subscription service, within our RealPlayer business unit, continues to face increasingly intense competition from a broad variety of entertainment sources, including traditional media outlets and Internet media sources. We expect that our recently launched RealPlayer Cloud product will face competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources. If we are unable to compete successfully, including through the development, marketing and monetization of new or recently launched products and services, our RealPlayer business could continue to decline.
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
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels has historically been important to our business, including growth through the introduction of new products and services distributed through these channels. We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, which may reduce our ability to generate revenue from those products as well as result in lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. Most of our revenue from the distribution of third-party products was historically derived from a single customer, however that relationship ended during the third quarter of 2014, and we entered into an agreement with a new distribution partner. We anticipate that our distribution revenue will be materially negatively impacted by this change.
Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility. Although our recent stock price history shows more stability, with a range from $6.94 to $8.85 per share during the 52-week period ended September 30, 2014, it also shows continued weakness. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to volatility of our stock price.
In past periods, our operating results have been affected by personnel reductions and related restructuring charges, lease exit and related charges, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. In addition to these factors, the general difficulty in forecasting our operating results and metrics could result in actual results that differ significantly from expected results, causing volatility and continued weakness in our stock price.
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
Any impairment to our goodwill, indefinite-lived intangible assets and definite-lived assets could result in a significant charge to our earnings.
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill and indefinite-lived intangible assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill, indefinite-lived intangible assets and definite-lived assets as of September 30, 2014 was $47 million.

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
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 5, Rhapsody Joint Venture, for details on the liquidation preference on our convertible preferred investment.
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
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. Rob Glaser, our founder, Chairman and initial chief executive officer, resigned as chief executive officer in 2010, was appointed as interim chief executive officer in July 2012, and was named permanent chief executive officer in July 2014. In addition, each member of our executive team is either new to RealNetworks or new to his executive position as of 2012, 2013 or 2014. We cannot provide assurance that we will effectively manage these executive-level transitions, which may impact our ability to retain key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
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
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results. For example, in 2013 we acquired Slingo, Inc. pursuant to which we recorded $8.0 million of intangible assets and $9.9 million in goodwill, and Muzicall Limited pursuant to which we recorded $5.4 million of intangible assets and $1.3 million in goodwill. In compliance with accounting principles generally accepted in the United States, we evaluate these assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that our goodwill, indefinite-lived intangible assets or definite-lived assets may not be recoverable, include reduced future revenue and cash flow estimates due to changes in our forecasts, and unfavorable changes to valuation multiples and discount rates due to changes in the market. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could significantly impact our financial results.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2014.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective July 24, 2014

10.2	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser

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