Form 10-K
period 2014-12-31
REALNETWORKS INC
filed 2015-02-26
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $176 million on June 30, 2014, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of January 30, 2015 was 36,102,915.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2015 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2014.

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

•	the effects of our past acquisitions and expectations for future acquisitions and divestitures;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the effects of our past strategic partnerships and joint ventures, and the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of, and investment in, our businesses and the availability of resources;

•
our involvement in potential claims, legal proceedings and government investigations, the expected course and costs of existing claims, legal proceedings and government investigations, and the potential outcomes and effects of both existing and potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

•	the expected benefits and other consequences of our growth plans, strategic initiatives, and restructurings;

•	our expected introduction and monetization of new and enhanced products, services and technologies across our businesses;

•	expected challenges facing our legacy products;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.
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
Consumers use our services and software to store, organize, play and manage their digital media content. Our consumer products and services include our video sharing and storage application, our casual and casino games, our direct-to-consumer ringback tone and productivity tool, and RealPlayer, our widely distributed media player. Network service providers, such as mobile carriers, use our products and services to create and deliver digital media and messaging services, such as ringback tones, music on demand and intercarrier messaging, for their subscribers.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on The NASDAQ Stock Market under the symbol “RNWK.”
In this Annual Report on Form 10-K for the year ended December 31, 2014, RealNetworks, Inc., together with its subsidiaries, is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”. "RealPlayer," and other trademarks of ours appearing in this report are our property.
Segments
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. We allocate certain corporate expenses which are directly attributable to supporting the business, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments rather than retaining those expenses in our corporate segment.
RealPlayer Group
Our RealPlayer Group business consists of our new video sharing and storage product, RealPlayer Cloud, which we released worldwide in the first half of 2014, and our RealPlayer media player software and related products and services. Our new RealPlayer Cloud product contributed an immaterial amount of revenue in 2014 , however, in line with our growth plan, we are focusing our investments in this segment on this new product.
Our RealPlayer media player software includes features and services that enable consumers to discover, play, download, manage and edit digital video, specifically, allowing them to stream audio and video, download and save photos and videos from the web, transfer and share content on social networks, and edit their own video content. Building on this business, our new RealPlayer Cloud product gives consumers even more options and control over their digital memories. With the RealPlayer Cloud product, consumers can find, watch, save and share their videos on multiple devices and across 13 different platforms.
In our RealPlayer segment, revenue has historically been derived from sales of the premium version of our media player, and from the distribution of third-party software products to consumers who wish to download additional applications when downloading our software products. We also generate revenue through our RealPlayer subscription products, including RealPlayer Cloud and our SuperPass service. RealPlayer Cloud, an integrated video player and cloud service, is free to consumers up to a certain storage level after which additional storage is available based on a tiered subscription fee. SuperPass is our subscription service that provides consumers with access to a broad range of digital entertainment content for a monthly fee.
In addition to consumer products, we also license our technology to a variety of mobile network operators worldwide to preinstall our mobile media player software on mobile phones.
Mobile Entertainment
Mobile Entertainment consists primarily of the digital media services we provide to network service providers as software as a service (SaaS) offerings. The large majority of revenues from this segment are in Asia and North America. During the fourth quarter of 2013, we launched LISTEN, our application that allows smartphone users to utilize ringback tones as a productivity tool.
Our SaaS services include ringback tones and messaging services principally sold to a large number of mobile carriers worldwide, and music on demand services principally sold in Korea. These SaaS services generated most of the revenue within our Mobile Entertainment segment in 2014, although most of our investment-related expenditures have been focused on

LISTEN.   In connection with our SaaS services, we also offer business intelligence, subscriber management and billing for our carrier customers.
Our ringback tone services enable callers to hear subscriber-selected music instead of the traditional electronic ringing sound while waiting for the person they have called to answer. We primarily offer ringback tone services via carriers, where, in return for providing, operating and managing the ringback tone service for the carrier customers, we generally enter into revenue-sharing arrangements with the carriers based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers. Our interactive and highly customizable LISTEN product takes the ringback tone service to a new level, allowing the subscriber to utilize the app as more of a time management and productivity tool .
Our intercarrier messaging services are delivered through various carrier partners within the U.S. and internationally. The revenue we earn from our intercarrier messaging service is subject to a revenue-sharing arrangement with our carrier partners.
Our music on demand services, provided through our partner in Korea, offer a wide range of songs for downloading or streaming to PCs and mobile devices through various payment arrangements.
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
We also develop, monetize and optimize games and game play experiences on social networks. Building on our 2013 acquisition of Slingo, Inc., during the second half of 2014 we launched our latest game, Slingo Adventure, on Facebook and mobile platforms worldwide. We monetize social and mobile games largely through sales of games licenses, advertising and microtransactions from mobile and social games. We have also adapted our games for play on mobile handsets, smartphones and tablets, which can be purchased in app stores.
See Note 18, Segment Information, in this 10-K for additional details on our segments.
Rhapsody
At December 31, 2014, we owned approximately 43% of the issued and outstanding stock of Rhapsody. See Note 4, Rhapsody Joint Venture, in this 10-K for additional details. Rhapsody provides music products and services that enable consumers to have access to digital music content from a variety of devices. The Rhapsody unlimited subscription service offers unlimited access to a catalog of tens of millions of music tracks by way of on-demand streaming and conditional downloads. Rhapsody also operates a radio-like service, branded as "UnRadio" in the U.S., through which users can listen to online radio stations based on selected artists or genres and download favorite tracks played on those stations for offline playback. Rhapsody currently offers music services in 32 different territories (under the Rhapsody or Napster brands) and generates revenue primarily through subscriptions to its music services either directly to consumers or through distribution partners, such as mobile carriers.
Customers and Seasonality
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 61%, 56% and 54% of our revenue during the years ended December 31, 2014, 2013 and 2012, respectively. See Note 18, Segment Information for details on geographic concentrations and see Note 6, Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
We experience seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising.

Research and Development
We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2014, 2013, and 2012, we expended 34%, 30% and 24%, respectively, of our revenue on research and development activities.
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
We market and sell our RealPlayer services directly through our own websites such as Real.com, as well as indirectly through affiliate partnerships.
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
Our games are marketed directly from our websites and through third-party distribution channels, such as search engines, online portals, mobile phone application stores, major social networks and content publishers.

Customer Support
Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase and use our consumer software products and services can get assistance via the Internet, email or telephone, depending on the product or service. For most of our consumer products, we contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services, and on-site support personnel covering technical and business-related support topics.
Competition
The market for software and services for digital media delivery over the Internet and wireless networks is intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees or significantly greater resources than we do.
Our RealPlayer Cloud product faces significant competition from cloud storage providers, including several large, well-resourced companies, as well as video sharing services, which include both well known, firmly established companies and entrepreneurial, nimble startups. In addition, as we continue to develop this product and expand its reach, we expect to see growing competition from companies offering innovative features for engaging with users' video content. Our RealPlayer media player continues to face competition from alternative streaming media playback technologies which have obtained very broad market penetration.
In our Mobile Entertainment segment, our SaaS business competes with a large and diverse number of domestic and international companies, and each of our SaaS offerings tends to face competitors specific to that product or service. Our SaaS business continues to experience significant competitive pricing pressure from carriers and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. Many of our SaaS services require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. In addition, our ability to enhance services with new features as the digital entertainment market evolves is critical to our competitive position, as is our knowledge of the consumer environment to which these services are targeted.
Our Games business competes with a variety of distributors, publishers and developers of casual games for PC and mobile platforms and for social networks. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of social and mobile games based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, and our ability to secure broad distribution relationships with major social networks and mobile carriers. Our social and mobile games compete with a range of developers. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games.

Intellectual Property
As of December 31, 2014, we had seven U.S. patents, 43 South Korean patents, 13 patents in other countries and more than 30 pending patent applications worldwide relating to various aspects of our technology. In 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel. We regularly analyze our patent portfolio and prepare additional patent applications on current and anticipated features of our technology in various jurisdictions across the world.
In addition to our patent portfolio, we have assembled, over time, an international portfolio of trademarks and service marks that covers certain of our products and services. We also have applications pending for additional trademarks and service marks in jurisdictions around the world, and have several unregistered trademarks. Many of our marks begin with the word “Real” (such as RealPlayer). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.
Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of the technology that we both develop and license from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.
Employees
At December 31, 2014, we had approximately 769 employees, of which 359 were based in the Americas, 251 were based in Asia, and 159 were based in Europe. None of our employees are subject to a collective bargaining agreement.
Position on Charitable Responsibility
In periods when we have achieved sustained profitability, we intend to donate 5% of our net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation, established in 2001, manages a substantial portion of our charitable giving efforts. Through the Foundation, we support our employees' philanthropic efforts by matching their donations of time and money to charitable organizations.
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

Beginning in mid-2012, we have developed a growth plan that involves the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives, and restructuring efforts, either in a timely manner or at all, and our failure to do so would have a material adverse impact on our business and financial results.
We need to successfully introduce and monetize new products and services to sustain and grow our businesses.
In order to sustain our current level of business and to implement our growth plan, we must successfully introduce and monetize new products and services. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we plan to introduce, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments.
During 2013 and 2014, each of our businesses introduced at least one new product or service. In early 2014, our RealPlayer business completed the global launch of RealPlayer Cloud, our integrated video player and cloud service. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature and, in September 2014, launched Slingo Adventure. To date, we have not generated significant revenue from any of these new products and services. Over the past several quarters, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily both in further development and in sales and marketing efforts aimed at monetizing these products and services. These investments have and are expected to continue to have a significant negative impact on our cash position and there can be no assurance that our efforts will generate any meaningful revenue. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results will be materially negatively impacted.
Furthermore, new products and services may be subject to legal challenge. Responding to any such claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could materially harm our operating results and our ability to grow our businesses.
Our legacy products and services face new and continuing challenges, causing our revenues to materially decline.
As we increasingly focus our development and sales and marketing efforts on our newly launched products and services, sales of our legacy products and services have suffered and will continue to suffer. For instance, while the efforts of our RealPlayer team are targeted increasingly towards enhanced development and monetization of our new RealPlayer Cloud product, we have significantly reduced our marketing of SuperPass and have redirected our development resources away from RealPlayer Plus, both of which have resulted in declines in the number of subscribers of those legacy products.
Our legacy products and services also face continuing market challenges, including the rapid move to smartphones and tablets, and the introduction of new operating systems. We have historically distributed our legacy products and services through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past several years. There are many challenges involved in developing and marketing products and services for users of smartphones and tablets, and there is no guarantee that we will be able to transition or effectively monetize our legacy products and services to these devices. In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. As new operating systems are introduced or updated for these platforms, we are likely to continue to face difficulties reaching our traditional customer base and other unknown distribution challenges. If we continue to have difficulty transitioning our legacy products and services for use on new devices or updated operating systems, then our revenues will continue to decline and our business could be significantly harmed.
Our restructuring efforts may not yield the anticipated benefits to our shareholders.
Since 2012, we have taken steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may continue to be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
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
The market for mobile entertainment services, including our ringback tones and music on demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. We expect this pricing pressure to continue to materially harm our operating results and financial condition.
Our recently launched RealPlayer Cloud product faces competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video sharing services, which include both well known and established companies and entrepreneurial startups. In addition, as we continue to develop this product and expand its reach, we expect to see growing competition from companies offering innovative features for engaging with users' video content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained very broad market penetration. If we are unable to compete successfully, most notably through the development, marketing and monetization of RealPlayer Cloud, our RealPlayer business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business. If we are unable to slow recent revenue declines or achieve future growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve, revenue in our Games business will continue to decline and the business will suffer.
Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.

We derive a material portion of our revenue from the SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. For example, in the fourth quarter of 2011, we reduced our forecast for profitability associated with certain carrier customer contracts for which the total costs exceeded the total revenue we expect to recognize from these contracts, and as a result, we recorded impairment of deferred costs totaling $20.0 million. We may be required to record additional impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.

In addition, none of our SaaS contracts with carriers obligates our carrier customers to market or distribute any of our SaaS offerings. Despite the lack of marketing commitments, revenue related to our SaaS offerings is, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. In addition, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests and leave us vulnerable to non-renewal by the carriers. The loss of carrier customers, a reduction in marketing or promotion of our SaaS offerings, or the termination, non-renewal or renegotiation of contract terms that are less favorable to us would result in the loss of future revenues from our SaaS offerings.
Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have in the past agreed to control the defense on behalf of certain of our carrier customers related to patent infringement proceedings. In 2013, we settled two such litigation matters. Future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.
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
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels has historically been important to our business, including growth through the introduction of new products and services distributed through these channels. It is unlikely that consumers will continue to download and use our digital media products consistent with past usage, so we expect that our ability to generate revenue from those products will be continue to be reduced, which could lead to lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. Most of our revenue from the distribution of third-party products was historically derived from a single customer, however, that relationship ended during the third quarter of 2014, and we entered into an agreement with a new distribution partner. Our distribution revenue has been, and we expect will continue to be, materially negatively impacted by these factors.
Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.

The trading price for our common stock has a history of volatility. Although our recent stock price history shows more stability, with a range from $6.00 to $8.38 per share during the 52-week period ended December 31, 2014 it also shows continued weakness. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to volatility of our stock price.
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
Certain of our product and service investment decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. Fluctuations in our operating results, particularly when experienced beyond what we expected, could cause the trading price of our stock to fluctuate. Weakness in our operating performance is likely to cause continued weakness in our stock price.
Any impairment to our goodwill, indefinite-lived intangible assets and definite-lived assets could result in a significant charge to our earnings.
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill and indefinite-lived intangible assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill, indefinite-lived intangible assets and definite-lived assets as of December 31, 2014 was $44 million.
Continued loss of revenue from our subscription services may continue to harm our operating results.
Our operating results have been and could continue to be adversely impacted by the loss of subscription revenue related to our legacy services and by the failure to generate revenue related to our new services. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has declined in recent periods due to changes in consumer preferences and changes on our part to focus on other products and services we offer, and we expect these trends to continue. For the subscription services we offer, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our operating results may be negatively impacted if we cannot obtain content for our subscription services on commercially reasonable terms.
Government regulation of the Internet is evolving, and unfavorable developments could have an adverse effect on our operating results.
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
Global and national economic conditions have in the past and could in the future have a material adverse impact on our business, financial condition and results of operations.
Our business and operations depend significantly on global and national economic conditions. Because consumers may consider the purchase of our digital entertainment products and services to be a discretionary expenditure, their decision whether to purchase our products and services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, access to credit, negative financial news, and declines in income. In addition, our carrier customers and business partners may reduce their business or advertising spending with us in the face of adverse macroeconomic conditions, such as financial market volatility, government austerity programs, tight credit, and declines in asset values.. We have in the past recorded material asset impairment charges due in part to weakness in the global economy, and we may need to record additional impairments to our assets in future periods in the event of renewed weakness and uncertainty in the global or national economy. Accordingly, any significant weakness in the national and/or global economy could materially impact our business, financial condition and results of operations in a negative manner.
Rhapsody could continue to recognize losses, which would negatively impact our results of operations and financial condition.
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 4, Rhapsody Joint Venture, for details on the liquidation preference on our convertible preferred investment.
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
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. Rob Glaser, our founder, Chairman and initial chief executive officer, resigned as chief executive officer in 2010, was appointed as interim chief executive officer in July 2012, and was named permanent chief executive officer in July 2014. In addition, each member of our executive team is either new to RealNetworks or new to his or her executive position. We cannot provide assurance that we will effectively manage these executive-level transitions, which may impact our ability to retain key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
Our success is also substantially dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by our recent executive-level turnover and by our continued restructuring efforts, which have involved reductions in our workforce. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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
Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. While we sold to Intel Corporation in 2012 most of our patents, including patents that covered streaming media, we agreed to indemnify Intel for certain third-party infringement claims against these patents up to the purchase price we received in the sale. We may also be forced to litigate, to enforce, or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

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
Our ability to provide our products and services to our customers and operate our business depends on the continued operation and security of our information systems and networks. A significant or repeated reduction in the performance, reliability, security or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, HVAC failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of a large portion of our computer and communications infrastructure is enhanced due to its geographic concentration in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.
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
Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers or servers hosted by third parties. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, we need to maintain compliance with standards of the Payment Card Industry, or PCI, for data security in connection with our use of credit card services for payment.

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
In those countries where we have a tax obligation, we collect and remit value added tax, or VAT, on sales of “electronically supplied services” provided to European Union residents. The collection and remittance of VAT subjects us to additional currency fluctuation risks.
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
We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	86,000	August 2024, with an option to renew for two five-year periods
Seoul, Republic of Korea (1)	30,000	October 2015

(1)	This facility is utilized only by our Mobile Entertainment segment.
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

Item 3.	Legal Proceedings
See Note 16, Commitments and Contingencies, in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The NASDAQ Stock Market under the symbol RNWK.
The high and low intraday sales prices for our common stock were as follows:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$8.00	$6.83	$8.01	$7.13
Second Quarter	8.09	7.03	7.82	7.16
Third Quarter	8.38	6.91	8.70	6.87
Fourth Quarter	7.45	6.00	8.95	7.09
As of January 30, 2015, there were approximately 160 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
In 2011 we paid a special cash dividend of $1.00 per common share to the holders of our common stock. However, the declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future.

Comparison of 5 year cumulative total return to shareholders on RealNetworks, Inc., common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2009 and ended on December 31, 2014.

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2009, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$156,212	$206,196	$258,842	$335,686	$401,733
Cost of revenue	76,381	79,091	103,731	126,637	144,723
Extinguishment of liability	(10,580)	—	—	—	—
Impairment of deferred costs	—	—	—	19,962	—
Gross profit	90,411	127,105	155,111	189,087	257,010
Sale of patents and other technology assets, net of costs	—	—	116,353	—	—
Operating expenses:
Research and development	52,765	60,880	63,194	70,212	100,955
Sales and marketing	66,926	80,011	90,301	111,300	118,543
Advertising with related party	—	—	—	—	1,065
General and administrative	34,001	36,643	43,891	37,181	51,217
Restructuring and other charges	4,992	5,765	15,225	8,650	12,361
Lease exit and related charges (gains)	880	3,089	3,290	(646)	7,396
Loss on litigation settlements	—	11,525	—	—	—
Total operating expenses	159,564	197,913	215,901	226,697	291,537
Operating income (loss)	(69,153)	(70,808)	55,563	(37,610)	(34,527)
Other income (expense), net (A)	(1,382)	16,721	1,796	(6,819)	204
Income (loss) before income taxes	(70,535)	(54,087)	57,359	(44,429)	(34,323)
Income tax expense (benefit)	1,280	4,903	12,518	(17,329)	(36,451)
Net income (loss)	(71,815)	(58,990)	44,841	(27,100)	2,128
Net loss attributable to the noncontrolling interest in Rhapsody	—	—	—	—	2,910
Net income (loss) attributable to common shareholders	$(71,815)	$(58,990)	$44,841	$(27,100)	$5,038
Diluted net income (loss) per share attributable to common shareholders	$(2.00)	$(1.66)	$1.28	$(0.79)	$0.26
Shares used to compute diluted net income (loss) per share	35,947	35,553	35,122	34,185	34,013
Special cash dividend of $1.00 per common share	—	—	—	$136,793	—

(A) Includes a $21.4 million pretax gain from the sale of equity securities in 2013. See Note 5, Fair Value Measurements, in this 10-K for more details.

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$161,706	$226,155	$271,414	$185,072	$334,321
Working capital	136,429	191,522	237,646	160,787	286,315
Total assets	250,299	342,781	433,897	393,397	577,936
Shareholders’ equity	197,198	268,981	342,728	286,894	425,239

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, revenue is derived from the sale of our RealPlayer media player software and related products, , our new RealPlayer Cloud service, and our SuperPass service . Our Mobile Entertainment business generates revenue from the sale of its SaaS services, which include ringback tones, music on demand, and intercarrier messaging, and our LISTEN product. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
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
In 2014 our consolidated revenue declined by $50.0 million compared with 2013, due to a decrease of $36.0 million in RealPlayer Group revenue, a $12.7 million decrease in Games revenue, and a $1.3 million decrease in Mobile Entertainment revenue.
Revenue from our legacy products continues to decline as a result of certain changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we are still experiencing pricing pressure from carriers for our intercarrier messaging services. Furthermore, we are no longer investing in our Helix product. In our Games segment, our business continues to be challenged as consumer game play continues to shift from downloadable PC games to social networks and mobile devices. Since 2011, we have been focusing on developing social and mobile games and monetizing those game play experiences. In our RealPlayer Group segment, revenue is being negatively impacted as a result of our transition to a new third party distribution partner at significantly lower rates compared to our previous partner, lower distribution in our licensing business and due to our focus towards RealPlayer Cloud and away from our legacy products.
Over the past several quarters, we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units. During the first half of 2014, we released RealPlayer Cloud worldwide. This global roll out allows us to reach our base of over ten million active RealPlayer users around the world. In our Mobile Entertainment business we continue our efforts to roll out our new LISTEN product. In our Games business, we launched Slingo Adventure worldwide on Facebook and on mobile platforms during the second half of 2014. We expect to continue to invest heavily in our growth initiatives, including further development and marketing efforts around our products. These investments have negatively impacted our recent operating results, which may continue until the expected revenue growth materializes.

In addition to our revenue growth plans, we have continued to better align our operating expenses with our revenue profile through various restructuring actions, as described below in Consolidated Operating Expenses. These actions drove the $38.3 million decline in our operating expenses during 2014 compared to 2013 of which $11.5 million of the decline was due to a litigation settlement in 2013.

Summary of Results
Consolidated results of operations were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Total revenue	$156,212	$206,196	$258,842	$(49,984)	(24)%	$(52,646)	(20)%
Cost of revenue	76,381	79,091	103,731	(2,710)	(3)%	(24,640)	(24)%
Extinguishment of liability	(10,580)	—	—	(10,580)	—%	—	—%
Gross profit	90,411	127,105	155,111	(36,694)	(29)%	(28,006)	(18)%
Gross margin	58%	62%	60%	(4)%		2%
Sale of patents and other technology assets, net of costs	—	—	116,353	—	—%	(116,353)	(100)%
Total operating expenses	159,564	197,913	215,901	(38,349)	(19)%	(17,988)	(8)%
Operating income (loss)	$(69,153)	$(70,808)	$55,563	$1,655	2%	$(126,371)	(227)%
2014 compared with 2013
Revenue decreased by $50.0 million, or 24%. The reduction in revenue resulted from a decline of $36.0 million in our RealPlayer Group segment, a decline of $12.7 million in our Games segment, and a decline of $1.3 million in our Mobile Entertainment segment, due to the factors described above. Gross margin decreased to 58% from 62%, primarily as a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner in our RealPlayer business, and to declining sales in our storefront business in Games. These decreases in gross margin were partially offset by the extinguishment in Q1 2014 of certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had been originally recorded based on statutory rates.
Operating expenses decreased by $38.3 million primarily due to reductions in personnel and related costs of $10.9 million, reductions in marketing costs of $10.4 million and lower costs related to our 2013 headquarters relocation of $5.7 million, which resulted from our ongoing expense re-alignment efforts, as well as litigation settlement costs of $11.5 million in the prior year.
2013 compared with 2012
Revenue decreased by $52.6 million, or 20%. The reduction in revenue resulted from a decline of $19.1 million in our Mobile Entertainment segment, a decline of $17.2 million in our Games segment, and a decline of $16.3 million in our RealPlayer Group segment, due to the factors described above. Gross margin increased to 62% from 60%, primarily as a result of lower personnel and related costs that resulted from our ongoing expense alignment efforts. Operating expenses decreased by $18.0 million primarily due to reductions in personnel and related costs that resulted from our ongoing expense alignment efforts, partially offset by litigation settlement costs of $11.5 million.

Segment Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Total revenue	$39,201	$75,206	$91,469	$(36,005)	(48)%	$(16,263)	(18)%
Cost of revenue	14,508	16,220	21,544	(1,712)	(11)%	(5,324)	(25)%
Gross profit	24,693	58,986	69,925	(34,293)	(58)%	(10,939)	(16)%
Gross margin	63%	78%	76%	(15)%		2%
Total operating expenses	55,742	60,484	55,223	(4,742)	(8)%	5,261	10%
Operating income (loss)	$(31,049)	$(1,498)	$14,702	$(29,551)	NM	$(16,200)	(110)%

2014 compared with 2013

Total RealPlayer Group revenue decreased by $36.0 million, or 48%. This decrease was primarily a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner that caused our third party distribution revenue to decrease by $16.0 million, and lower subscription revenue of $5.5 million due to fewer SuperPass subscribers. Further contributing to the decline was a decrease in RealPlayer license revenue of $7.6 million due to our focus away from our RealPlayer product and towards increasing RealPlayer Cloud subscriptions, and a decrease of $5.9 million in distribution of intellectual property licenses.
Gross margin decreased by 15 percentage points, due primarily to our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner. Operating expenses decreased by $4.7 million primarily due to decreased marketing spend of $5.5 million mainly related to our third party distribution arrangements.
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

Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Total revenue	$79,901	$81,181	$100,318	$(1,280)	(2)%	$(19,137)	(19)%
Cost of revenue	50,399	47,608	57,670	2,791	6%	(10,062)	(17)%
Gross profit	29,502	33,573	42,648	(4,071)	(12)%	(9,075)	(21)%
Gross margin	37%	41%	43%	(4)%		(2)%
Total operating expenses	33,325	35,839	52,614	(2,514)	(7)%	(16,775)	(32)%
Operating income (loss)	$(3,823)	$(2,266)	$(9,966)	$(1,557)	(69)%	$7,700	77%

2014 compared with 2013
Mobile Entertainment revenue decreased by $1.3 million, or 2%. This decrease was primarily due to a decrease of $3.4 million due to termination of carrier contracts and a decrease of $1.2 million in our Helix business. These decreases, along with certain other declines in our SaaS business, were partially offset by an increase of $4.9 million in music on demand revenue, primarily in Korea.
Gross margin declined by 4 percentage points in 2014, due primarily to a higher proportion of lower margin revenue, such as music on demand, compared to the prior year.

2013 compared with 2012
In the quarter ended September 30, 2013, we acquired Muzicall, a ringback tone company based in London, for total cash consideration of $6.7 million. This acquisition is intended to accelerate our growth initiatives within the Mobile Entertainment segment.
Mobile Entertainment revenue decreased by $19.1 million, or 19%. This decrease was primarily due to reduced revenue from our SaaS offerings of $16.0 million, resulting from $17.0 million of lost revenue upon the termination of certain SaaS contracts over the previous six quarters. Slightly offsetting this decrease was an increase in ringback tones revenue of $2.1 million, resulting from our purchase of Muzicall.
Gross margin declined by 2 percentage points, due primarily to a higher proportion of lower margin revenue, such as music on demand, in the current year.
Operating expenses declined by $16.8 million primarily due to reductions in personnel and related costs of $17.2 million that resulted in part from the termination of certain SaaS contracts mentioned above, as well as from our ongoing expense re-

alignment efforts. Partially offsetting these declines was an increase in total operating expense of $2.5 million as a result of the acquisition of Muzicall in 2013.
Games
Games segment results of operations were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Total revenue	$37,110	$49,809	$67,055	$(12,699)	(25)%	$(17,246)	(26)%
Cost of revenue	11,074	13,359	21,828	(2,285)	(17)%	(8,469)	(39)%
Gross profit	26,036	36,450	45,227	(10,414)	(29)%	(8,777)	(19)%
Gross margin	70%	73%	67%	(3)%		6%
Total operating expenses	37,170	47,177	51,890	(10,007)	(21)%	(4,713)	(9)%
Operating income (loss)	$(11,134)	$(10,727)	$(6,663)	$(407)	(4)%	$(4,064)	(61)%
2014 compared with 2013
Games revenue decreased by $12.7 million, or 25%. Lower revenue from subscription products, advertising and license sales contributed $5.8 million, and $3.7 million, and $2.2 million, respectively, to the decline during the period.
Cost of revenue decreased by $2.3 million, or 17%. The decrease was primarily due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue, in addition to reduced personnel costs. Gross margin decreased due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses decreased by $10.0 million, or 21%. The decrease was primarily due to reductions in personnel and related costs of $4.9 million, and reductions in marketing expense of $4.3 million.
2013 compared with 2012
In the quarter ended June 30, 2013, we acquired Slingo, a social casino games company based in the U.S., for total cash consideration of $15.6 million. This acquisition is intended to enhance our footprint in the social casino games arena. Associated with this are incremental costs for investment in new products, which have directly impacted our operating loss before taxes.
Games revenue decreased by $17.2 million, or 26%. Lower revenue from license sales, subscription products, and advertising contributed $8.3 million, $5.8 million, and $4.3 million, respectively, to the decline during the period. Slightly offsetting these decreases was an increase of $2.1 million in games revenue as a result of the acquisition of Slingo.
Cost of revenue decreased by $8.5 million, or 39%. The decrease was due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margin increased due to lower margin projects that occurred in the prior year periods, in addition to lower personnel and related costs in the current period resulting from our ongoing expense alignment efforts.
Operating expenses decreased by $4.7 million, or 9%. The decrease was primarily due to reductions in personnel and related costs of $5.5 million, and reductions in marketing expense of $1.9 million. Partially offsetting these declines was an increase in total operating expense of $3.9 million as a result of the acquisition and investment in new products related to Slingo.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These allocated corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, extinguishment of liability, lease exit and related charges, and, for 2013, the loss on litigation settlements, are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Cost of revenue	$400	$1,904	$2,689	$(1,504)	(79)%	$(785)	(29)%
Extinguishment of liability	(10,580)	—	—	(10,580)	100%	—	—%
Gain on sale of patents and other technology assets, net of costs	—	—	116,353	—	—%	(116,353)	(100)%
Total operating expenses	33,327	54,413	56,174	(21,086)	(39)%	(1,761)	(3)%
Operating income (loss)	$(23,147)	$(56,317)	$57,490	$33,170	59%	$(113,807)	(198)%
2014 compared with 2013
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Cost of revenue decreased by $1.5 million. The decrease was due primarily to lower costs resulting from the 2013 Seattle headquarters relocation.
Operating expenses decreased by $21.1 million, or 39%. The decrease was primarily due to savings from the 2013 relocation of our Seattle headquarters totaling $5.7 million, reduced restructuring and lease exit charges of $3.0 million and the litigation settlements of $11.5 million that occurred in 2013.
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

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
Research and development	$52,765	$60,880	$63,194	$(8,115)	(13)%	$(2,314)	(4)%
Sales and marketing	66,926	80,011	90,301	(13,085)	(16)%	(10,290)	(11)%
General and administrative	34,001	36,643	43,891	(2,642)	(7)%	(7,248)	(17)%
Restructuring and other charges	4,992	5,765	15,225	(773)	(13)%	(9,460)	(62)%
Lease exit and related charges (gains)	880	3,089	3,290	(2,209)	(72)%	(201)	(6)%
Loss on litigation settlements	—	11,525	—	(11,525)	100%	11,525	100%
Total consolidated operating expenses	$159,564	$197,913	$215,901	$(38,349)	(19)%	$(17,988)	(8)%

Research and development expenses decreased by $8.1 million, or 13%, in the year ended 2014, compared with 2013. While we continue to invest in new products, we saw an overall decrease in personnel and related costs of $5.4 million, resulting from our ongoing expense re-alignment efforts in addition to $3.8 million savings from the relocation of our Seattle headquarters.
Research and development expenses decreased by $2.3 million, or 4%, in the year ended 2013, compared with 2012. While we continue to invest in new products, we saw an overall decrease in personnel and related costs of $3.6 million, resulting from our ongoing expense re-alignment efforts.

Sales and marketing expenses decreased by $13.1 million, or 16%, in the year ended 2014, compared with 2013. The decrease was due primarily due to reductions in marketing expenses of $10.5 million, related to our third party distribution arrangements.
Sales and marketing expenses decreased by $10.3 million, or 11%, in the year ended 2013, compared with 2012. The decrease was due primarily to a decrease in personnel and related costs of $7.8 million resulting from our ongoing expense re-alignment efforts.
General and administrative expenses decreased by $2.6 million, or 7%, in the year ended 2014, compared with 2013. Contributing to the decrease for the period was a decrease in personnel and related costs of $1.8 million resulting from our ongoing expense re-alignment efforts.
General and administrative expenses decreased by $7.2 million, or 17%, in the year ended 2013, compared with 2012. Contributing to the decrease for the period was a decrease in personnel and related costs of $6.0 million, and to $1.3 million related to the expense in 2012 for the final settlement of the Washington State Attorney General's office matter, as disclosed in the 2012 10-K.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The restructuring expense amounts in all years primarily related to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Loss on litigation settlements recorded during 2013 relates to settlement agreements executed in October 2013, for which we paid in full an aggregate amount of $11.5 million during the fourth quarter of 2013, as discussed in Note 16, Commitments and Contingencies.

Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2014	Change	2013	Change	2012
Interest income, net	$556	(51)%	$1,133	(5)%	$1,192
Gain (loss) on sale of equity investments,net	2,371	(89)%	21,389	322%	5,072
Equity in net loss of Rhapsody	(4,452)	29%	(6,268)	10%	(5,709)
Other income (expense), net	143	(69)%	467	(62)%	1,241
Total other income (expense), net	$(1,382)	(108)%	$16,721	831%	$1,796
As described further in Note 4, Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The 2014 gain on sale of equity investments, net, was due to a $2.4 million gain on the sale of a portion of our shares held in J-Stream. The 2013 gain on sale of equity investments, net, was due to a $21.4 million gain on the sale of all of our remaining shares of common stock in LoEn Entertainment, Inc. The 2012 gain on sale of equity investments, net, was driven by the sale of a portion of our shares in LoEn and a gain on the sale of our Film.com assets, totaling $5.3 million. For additional details on the J-Stream and LoEn transactions see Note 5, Fair Value Measurements.

Income Taxes
During the years ended December 31, 2014, 2013, and 2012, we recognized income tax expense of $1.3 million, $4.9 million and $12.5 million, respectively, related to U.S. and foreign income taxes.
The tax expense for the year ended December 31, 2014 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. The tax expense for the year ended December 31, 2013 was largely the result of valuation allowances we recorded in certain foreign jurisdictions. The tax expense for the year ended December 31, 2012 was largely the result of the sale of certain patent assets and other technology assets to Intel Corporation for gross cash consideration of $120 million in 2012.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $149.5 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2014. The net increase in the valuation allowance since December 31, 2013 of $20.6 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2014, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.
As of December 31, 2014 and 2013, we had $3.5 million and $4.5 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is due to the expiration of statute of limitations. As of December 31, 2014, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million as of December 31, 2013. We file numerous consolidated and separate income tax returns in the U.S. including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993. We are currently under audit for United States federal returns for the consolidated group (RealNetworks, Inc. and Subsidiaries) for the year ended December 31, 2012.
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	2014	2013	2012	2014-2013 Change	% Change	2013-2012 Change	% Change
United States	$61,660	$90,250	$117,844	$(28,590)	(32)%	$(27,594)	(23)%
Europe	26,575	38,155	56,473	(11,580)	(30)%	(18,318)	(32)%
Korea	39,852	46,601	40,467	(6,749)	(14)%	6,134	15%
Rest of World	28,125	31,190	44,058	(3,065)	(10)%	(12,868)	(29)%
Total Revenue	$156,212	$206,196	$258,842	$(49,984)	(24)%	$(52,646)	(20)%

Revenue in the U.S. decreased by $28.6 million, or 32%, in the year-ended 2014, compared with 2013. The decline was mainly due to a reduction in revenue from the distribution of our third party software products of $14.9 million, a decline in revenue from our games business of $3.6 million, a decline of $4.7 million relating to our SuperPass subscriptions offering, a decrease in revenue from our RealPlayer Plus product of $2.4 million, and a decline in our SaaS revenue of $1.9 million.
Revenue in the U.S. declined by $27.6 million, or 23%, in the year-ended 2013, compared with 2012. The decline was primarily due to reductions in revenue generated from our SaaS offerings of $13.0 million, lower sales of RealPlayer Group subscriptions, mainly including our SuperPass product, of $8.3 million, and lower sales of games subscriptions and licenses of $5.8 million.
Revenue in Europe decreased by $11.6 million, or 30%, in the year-ended 2014, compared with 2013. The decrease was primarily due to lower revenue from our Games segment of $7.7 million, lower revenue generated from sales of RealPlayer Plus totaling $1.9 million and a $1.3 million decrease in revenue from the distribution of our third party software products.
Revenue in Europe decreased by $18.3 million, or 32%, in the year-ended 2013, compared with 2012. The decrease was primarily due to lower revenue from our Games segment of $9.3 million, reductions in revenue generated from our SaaS offerings of $3.3 million, and lower intellectual property license revenue of $2.8 million.
Revenue in Korea decreased by $6.7 million, or 14%, in the year-ended 2014, compared with 2013. The decrease was primarily due to decreased revenue from intellectual property licensing of $8.3 million. Revenue from our SaaS offerings, however, increased approximately $2.1 million, due in part to increased music on demand revenue of $5.7 million, partially offset by a decrease in several other SaaS offerings totaling $3.6 million.
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

Revenue in the rest of world decreased by $3.1 million, or 10%, in the year-ended 2014, compared with 2013. The decrease was primarily due to lower overall revenue within our RealPlayer Group from sales of RealPlayer Plus of $2.3 million, lower revenue from our SaaS business of $1.3 million, lower subscription revenue of $1.2 million and lower revenue from the distribution of third party software products of $0.9 million. In addition, revenue generated from our Games business was $0.4 million lower. These decreases were slightly offset, however, by an increase in revenue from sales of our intellectual property license of $2.8 million.
Revenue in the rest of world decreased by $12.9 million, or 29%, in the year-ended 2013, compared with 2012. The decrease was primarily due to lower revenue within our RealPlayer Group from licensing and subscriptions revenue of $4.3 million and $2.3 million, respectively, in addition to lower revenue generated from our SaaS offerings of $2.2 million.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash and investments (in thousands):

	December 31,
	2014	2013
Working capital	$136,429	$191,522
Cash, cash equivalents, and short-term investments	161,706	226,155
Restricted cash and investments	3,000	3,000
The decrease in 2014 working capital from December 31, 2013, which includes cash, cash equivalents short term investments, was primarily due to cash used in our operations of $60.2 million.
The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash provided by (used in) operating activities	$(60,244)	$(49,879)	$(33,313)
Cash provided by (used in) investing activities	15,561	39,242	87,135
Cash provided by (used in) financing activities	(637)	(1,435)	2,807
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, as well as the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $10.4 million more in 2014 than in 2013. This increase in cash used was primarily due to the decline in revenue of $50.0 million which was offset, in part, by the decrease in operating expenses of $ 38.3 million.
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
For the year ended December 31, 2014, cash provided by investing activities of $15.6 million was mainly from sales and maturities, net of purchases, of short-term investments totaling $16.5 million. In addition, cash proceeds from the sale of available for sale securities of $2.8 million in 2014 mainly offset purchases of equipment, software and leasehold improvements of $2.5 million.
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
Financing activities for the year ended December 31, 2014 used cash totaling $0.6 million which was mainly due to tax payments from shares withheld upon vesting of restricted stock and the payment of contingent consideration related to acquisitions of businesses, partially offset by proceeds received from the issuance of common stock.

Financing activities for the year ended December 31, 2013 used cash primarily from tax payments from shares withheld upon the vesting of employee restricted stock, in addition to payment of contingent consideration relating to a previous acquisition. This was partially offset by the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan.
Financing activities for the year ended December 31, 2012, provided cash from the proceeds from the exercise of employee stock options and proceeds from sales of common stock under the employee stock purchase plan, offset partially by tax payments from shares withheld upon the vesting of employee restricted stock.
We currently have no planned significant capital expenditures for 2015 other than those in the ordinary course of business.
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
As of December 31, 2014, approximately $27.1 million of the $161.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of December 31, 2014, we have not provided for U.S. federal and state income taxes on approximately $13.9 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered permanently reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Contractual Obligations
Please refer to Note 16, Commitments and Contingencies, for details on our contractual obligations, which consist of operating leases for office facilities. For income tax liabilities for uncertain tax positions we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2014 we had $3.5 million of gross unrecognized tax benefits for uncertain tax positions.
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
In our direct to consumer operations, we derive revenue primarily through (1) subscriptions of SuperPass within our RealPlayer Group segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our RealPlayer Group, Mobile Entertainment, and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
Estimating Music Publishing Rights and Music Royalty Accruals. We have made estimates of amounts that may be owed related to music royalties for our historical domestic and international music services. Material differences may impact the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we have delivered. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we have based our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

During the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished. Our remaining accrued royalty liability as of December 31, 2014 totaled $2.9 million.
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
We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment. As further described in Note 4, because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million.
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

As of December 31, 2014, we had $9 million in total carrying value of definite-lived assets related to our Mobile Entertainment group. In accordance with our policy as described above, we reviewed these assets for impairment as of December 31, 2014. Our estimate of the fair value of this asset group exceeds the carrying amount and, therefore, no impairment is indicated as of December 31, 2014. However, it is reasonably possible that the estimate of the fair value of the Mobile Entertainment group may change in the near term should we experience adverse changes in our estimates and assumptions, which could result in impairments of those assets. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, indefinite-lived intangible assets or definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
We evaluate indefinite-lived intangible assets (primarily tradenames and trademarks) for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible assets is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible assets is not more likely than not greater than its carrying amount, we estimate the fair value of the intangible assets. If the carrying amount of the intangible assets exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Significant judgments and estimates are required in assessing the fair value of the indefinite-lived intangible assets. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.
Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period, which is the vesting period. For stock options, the fair value is calculated using the Black-Scholes option-pricing model or other appropriate valuation models such as Monte Carlo simulation. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense for new awards may differ materially in the future from the amounts recorded in our consolidated statement of operations. For all awards, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures.

Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred income tax expense and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. We must make assumptions, judgments and estimates to determine the current and deferred provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
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
As of December 31, 2014, $27.1 million of the $161.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of December 31, 2014, we have not provided for U.S. federal and state income taxes on approximately $13.9 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
Recently Issued Accounting Standards
See Note 2, Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended December 31, 2014. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2014, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2014, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in this 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of December 31, 2014 would not result in more than a nominal amount of unrealized gain or loss.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,253	$151,235
Short-term investments	58,453	74,920
Trade accounts receivable, net of allowances	15,257	24,613
Deferred costs, current portion	702	1,601
Deferred tax assets, current portion	652	306
Prepaid expenses and other current assets	8,980	9,124
Total current assets	187,297	261,799

Equipment and software	74,100	86,721
Leasehold improvements	3,590	3,482
Total equipment, software, and leasehold improvements	77,690	90,203
Less accumulated depreciation and amortization	61,442	67,031
Net equipment, software, and leasehold improvements	16,248	23,172
Restricted cash equivalents and investments	3,000	3,000
Equity method investment	10,000	12,473
Available for sale securities	2,676	7,181
Other assets	2,299	2,332
Deferred costs, non-current portion	316	946
Deferred tax assets, net, non-current portion	999	1,409
Other intangible assets, net	10,109	12,993
Goodwill	17,355	17,476
Total assets	$250,299	$342,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,653	$19,987
Accrued and other current liabilities	25,286	41,893
Deferred tax liabilities, net, current portion	1,628	899
Deferred revenue, current portion	5,301	7,498
Total current liabilities	50,868	70,277
Deferred revenue, non-current portion	235	166
Deferred rent	1,215	1,318
Deferred tax liabilities, net, non-current portion	702	1,556
Other long-term liabilities	81	483
Total liabilities	53,101	73,800
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,099 shares in 2014 and 35,833 shares in 2013	36	36
Additional paid-in capital	617,756	610,167
Accumulated other comprehensive loss	(55,252)	(47,695)
Retained deficit	(365,342)	(293,527)
Total shareholders’ equity	197,198	268,981
Total liabilities and shareholders’ equity	$250,299	$342,781
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenue (A)	$156,212	$206,196	$258,842
Cost of revenue (B)	76,381	79,091	103,731
Extinguishment of liability (See Note 9)	(10,580)	—	—
Gross profit	90,411	127,105	155,111
Sale of patents and other technology assets, net of costs	—	—	116,353
Operating expenses:
Research and development	52,765	60,880	63,194
Sales and marketing	66,926	80,011	90,301
General and administrative	34,001	36,643	43,891
Restructuring and other charges	4,992	5,765	15,225
Lease exit and related charges	880	3,089	3,290
Loss on litigation settlements	—	11,525	—
Total operating expenses	159,564	197,913	215,901
Operating income (loss)	(69,153)	(70,808)	55,563
Other income (expenses):
Interest income, net	556	1,133	1,192
Gain on sale of equity and other investments, net	2,371	21,389	5,072
Equity in net loss of Rhapsody investment	(4,452)	(6,268)	(5,709)
Other income (expense), net	143	467	1,241
Total other income (expenses), net	(1,382)	16,721	1,796
Income (loss) before income taxes	(70,535)	(54,087)	57,359
Income tax expense (benefit)	1,280	4,903	12,518
Net income (loss)	$(71,815)	$(58,990)	$44,841
Basic net income (loss) per share	$(2.00)	$(1.66)	$1.29
Diluted net income (loss) per share	$(2.00)	$(1.66)	$1.28
Shares used to compute basic net income (loss) per share	35,947	35,553	34,873
Shares used to compute diluted net income (loss) per share	35,947	35,553	35,122
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(4,145)	$(20,288)	$(633)
Foreign currency translation adjustments, net of reclassification adjustments	(3,412)	(867)	(1,023)
Total other comprehensive income (loss)	(7,557)	(21,155)	(1,656)
Net income (loss)	(71,815)	(58,990)	44,841
Comprehensive income (loss)	$(79,372)	$(80,145)	$43,185
(A) Components of net revenue:
License fees	$28,308	$43,709	$56,640
Service revenue	127,904	162,487	202,202
	$156,212	$206,196	$258,842
(B) Components of cost of revenue:
License fees	$8,012	$8,538	$11,689
Service revenue	68,369	70,553	92,042
	$76,381	$79,091	$103,731
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(71,815)	$(58,990)	$44,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,959	18,748	16,959
Stock-based compensation	5,204	7,468	8,123
Loss (gain) on asset disposal	—	—	2,509
Equity in net loss of Rhapsody	4,452	6,268	5,709
Lease exit and related charges (gains)	668	1,421	3,290
Deferred income taxes, net	(237)	676	20,324
Gain on sale of patent and other technology assets, net of costs of $3,647	—	—	(116,353)
Gain on sale of available for sale securities	(2,371)	(21,389)	(5,072)
Realized translation gain	(48)	(571)	(1,966)
Extinguishment of liability	(10,580)	—	—
Other	—	51	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	8,732	8,442	11,163
Deferred costs, prepaid expenses and other assets	1,982	8,112	(986)
Accounts payable	(769)	321	549
Accrued and other liabilities	(7,421)	(20,436)	(22,403)
Net cash provided by (used in) operating activities	(60,244)	(49,879)	(33,313)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(2,460)	(7,727)	(7,170)
Proceeds from sale of patents and other technology assets, net of costs of $3,647	—	—	116,353
Proceeds from sale of available for sale securities	2,754	29,153	7,261
Purchases of short-term investments	(81,216)	(131,690)	(116,963)
Proceeds from sales and maturities of short-term investments	97,683	164,986	87,487
Decrease in restricted cash equivalents and investments	—	10,000	167
Increase in restricted cash equivalents and investments	—	(3,000)	—
Acquisitions of businesses, net of cash acquired	(733)	(22,480)	—
Other	(467)	—	—
Net cash provided by (used in) investing activities	15,561	39,242	87,135
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	812	594	3,802
Tax payments from shares withheld upon vesting of restricted stock	(407)	(1,201)	(995)
Payment of contingent consideration	(1,042)	(828)	—
Net cash provided by (used in) financing activities	(637)	(1,435)	2,807
Effect of exchange rate changes on cash and cash equivalents	(2,662)	109	236
Net increase (decrease) in cash and cash equivalents	(47,982)	(11,963)	56,865
Cash and cash equivalents, beginning of year	151,235	163,198	106,333
Cash and cash equivalents, end of year	$103,253	$151,235	$163,198
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$654	$8,405	$456
Cash paid for income taxes	$1,882	$4,600	$3,296
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(297)	$335	$212
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount

Balances, December 31, 2011	34,422	$34	$591,122	$(24,884)	$(279,378)	$286,894
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	902	1	2,807	—	—	2,808
Share of Rhapsody equity transactions	—	—	1,718	—	—	1,718
Stock-based compensation	—	—	8,123	—	—	8,123
Other comprehensive income (loss)	—	—	—	(1,656)	—	(1,656)
Net income (loss)	—	—	—	—	44,841	44,841
Balances, December 31, 2012	35,324	$35	$603,770	$(26,540)	$(234,537)	$342,728
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	509	1	(608)	—	—	(607)
Share of Rhapsody equity transactions	—	—	(463)	—	—	(463)
Stock-based compensation	—	—	7,468	—	—	7,468
Other comprehensive income (loss)	—	—	—	(21,155)	—	(21,155)
Net income (loss)	—	—	—	—	(58,990)	(58,990)
Balances, December 31, 2013	35,833	$36	$610,167	$(47,695)	$(293,527)	$268,981
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	266	—	405	—	—	405
Share of Rhapsody equity transactions	—	—	1,980	—	—	1,980
Stock-based compensation	—	—	5,204	—	—	5,204
Other comprehensive income (loss)	—	—	—	(7,557)	—	(7,557)
Net income (loss)	—	—	—	—	(71,815)	(71,815)
Balances, December 31, 2014	36,099	$36	$617,756	$(55,252)	$(365,342)	$197,198
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014, 2013 and 2012

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
In this Annual Report on Form 10-K for the year ended December 31, 2014 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent periods.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2012 Sale of Patents and Other Technology Assets to Intel Corporation. In the second quarter of 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation (Intel). Intel acquired the assets for a gross cash purchase price of $120.0 million. In addition, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses. The proceeds, net of related direct costs, of $116.4 million were recorded as a gain in the statement of operations.
Cash and Cash Equivalents, Short-Term Investments, and Available-for-Sale Securities. We consider all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.
We have classified as available-for-sale all marketable debt and equity securities for which there is determinable fair market value and there are no restrictions on our ability to sell. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (AOCI) in shareholders' equity, net of any applicable income taxes. Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.
Trade Accounts Receivable.    Trade accounts receivable consist of amounts due from customers and do not bear interest. The allowance for doubtful accounts and sales returns is our estimate of the amount of probable credit losses and returns in our existing accounts receivable. We determine the allowances based on analysis of historical bad debts, customer concentrations, customer credit-worthiness, return history and current economic trends. We review the allowances for doubtful accounts and sales returns quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
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

Depreciation and Amortization.    Depreciation of equipment and software, as well as amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease term. The useful life of equipment and software is generally three to five years.
Depreciation and amortization expense of these assets during the years ended December 31, 2014, 2013, and 2012 was $8.5 million, $14.3 million, and $12.9 million, respectively.
Equity Method Investment.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment.
We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. We record investee losses up to the aggregate amount of the investment. As further described in Note 4, because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million.
We evaluate impairment of an investment accounted for under the equity method if events and circumstances warrant. An impairment charge would be recorded if a decline in the fair value of an equity investment below its carrying amount were determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.
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
We recognize such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed estimated contractual revenue. Assessing the recoverability of deferred costs is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in impairments of deferred project costs and prepaid royalty advances. We cannot accurately predict the amount and timing of any such impairments. Should deferred project costs or prepaid royalty advances become impaired, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2014, we determined that the total estimated costs associated with a project exceeded the total estimated revenues expected to be recognized on that project. As a result, we impaired $0.7 million in deferred project costs. This charge was included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss). No such charges were incurred in 2013 or 2012.
Definite-Lived Tangible and Intangible Assets.    Definite-lived tangible assets include equipment, software and leasehold improvements and are carried at cost less accumulated depreciation and amortization. Definite-lived intangible assets consist primarily of the fair value of customer agreements and contracts, and developed technology acquired in business combinations and are amortized over their estimated useful lives.
We review these assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized if the carrying amount of the asset group exceeds its estimated fair value, which is generally determined as the present value of estimated future cash flows to a market participant. Our impairment analysis is based on significant assumptions of future results, including operating and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to record an impairment charge in future periods.
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
Indefinite-Lived Intangible Assets.    We evaluate indefinite-lived intangible assets (primarily tradenames and trademarks) for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible assets is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible assets is not more likely than not greater than its carrying amount, we estimate the fair value of the intangible assets. If the carrying amount of the intangible assets exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Significant judgment is required in assessing fair value of the indefinite-lived intangible assets.
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
Fair values are determined based on three levels of inputs:

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
In our direct to consumer operations, we derive revenue through (1) subscriptions of our SuperPass and Real Player Cloud products within our RealPlayer Group segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our RealPlayer Group, Mobile Entertainment, and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $23.1 million in 2014, $30.6 million in 2013 and $31.7 million in 2012.
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
Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through our results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions and long-term investments.
All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a hedge, then depending on the nature of the hedge, changes in fair value will either be recorded immediately in results of operations, or be recognized in AOCI until the hedged item is recognized in results of operations.
We had nominal amounts of derivatives outstanding at either December 31, 2014 or 2013.
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
We file numerous consolidated and separate income tax returns in the U.S. including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993. We are currently under audit for United States federal returns for the consolidated group (RealNetworks, Inc. and Subsidiaries) for the year ended December 31, 2012.
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
Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We use the Black-Scholes option-pricing model or other appropriate valuation models such as Monte Carlo simulation to determine the fair value of stock-based option awards. The fair value of restricted stock awards is based on the closing market price of our common stock on the award date. Generally, we recognize the compensation cost for awards on a straight-line basis for the entire award, over the applicable vesting period. For performance-based awards, expense is recognized when it is probable the performance goal will be achieved, however if the likelihood becomes improbable, that expense is reversed. For market-based stock options, fair value is measured at the grant date using the Monte Carlo simulation model and we recognize compensation cost for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the awards. For our employee stock purchase plan, compensation expense is measured based on the discount the employee is entitled to upon purchase.
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
Net Income Per Share.    Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period.
Note 2.     Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued a new standard, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new guidance is effective for all annual and interim periods ending after December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
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
Note 3. Acquisitions
In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible and intangible assets and liabilities recognized are reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million was related to tradenames and trademarks determined to have indefinite useful lives and are evaluated annually in our fourth quarter for impairment, or more frequently, if circumstances indicate an impairment may exist. The remaining $3.5 million included developed game technology and existing customer relationships, and is being amortized over their estimated useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.9 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and was primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes. This acquisition has enhanced our footprint in the social casino games arena.
In the quarter ended September 30, 2013, we acquired 100% of the voting interests in Muzicall Limited, a ringback tone company based in London, for total cash consideration of $6.7 million. The tangible and intangible assets and liabilities recognized are reported in the Mobile Entertainment segment. The identifiable intangible assets associated with the acquisition totaled $5.4 million, and include tradenames and trademarks, developed technology, user base and carrier relationships. All identifiable intangible assets from this acquisition are being amortized over their estimated useful lives. We recorded a net deferred tax asset of $3.4 million related to the assets acquired, and a full valuation allowance. Goodwill totaling $1.3 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and was primarily related to the assembled workforce and expected synergies in the ringback tone industry. The goodwill is not deductible for income tax purposes. This acquisition has helped us accelerate our growth initiatives within the Mobile Entertainment segment.
Note 4.     Rhapsody Joint Venture
As of December 31, 2014 we owned approximately 43% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
As part of the 2010 restructuring transaction, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events.
In the fourth quarter of 2014, Rhapsody issued common stock to a new strategic partner which decreased our equity interest from approximately 45% to approximately 43%.
We recorded our share of losses in the operations of Rhapsody of $4.5 million, $6.3 million, and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million. The carrying value of our Rhapsody investment was $10.0 million and $12.5 million at December 31, 2014 and 2013, respectively.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net revenue	$173,484	$140,596	$143,674
Gross profit	32,145	34,141	36,260
Net loss	(21,336)	(14,663)	(12,228)

	As of December 31, 2014	As of December 31, 2013
Current assets	$47,021	$31,245
Non-current assets	20,616	17,305
Current liabilities	65,458	46,458
Non-current liabilities	16,487	—

Note 5.     Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2014				December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,105	$—	$—	$30,105	$30,105
Money market funds	11,629	—	—	11,629	11,630
Corporate notes and bonds	—	61,519	—	61,519	61,520
Total cash and cash equivalents	41,734	61,519	—	103,253	103,255
Short-term investments:
Corporate notes and bonds	—	51,453	—	51,453	51,438
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	51,453	—	58,453	58,438
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investments in publicly traded securities	2,676	—	—	2,676	428
Total	$51,410	$115,972	$—	$167,382	$165,121

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2013				December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$46,978	$—	$—	$46,978	$46,978
Money market funds	1	26,913	—	26,914	26,914
Corporate notes and bonds	—	77,043	—	77,043	77,044
U.S. government agency securities	—	300	—	300	300
Total cash and cash equivalents	46,979	104,256	—	151,235	151,236
Short-term investments:
Corporate notes and bonds	—	59,766	—	59,766	59,713
U.S. government agency securities	14,077	1,077	—	15,154	15,159
Total short-term investments	14,077	60,843	—	74,920	74,872
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investments in publicly traded securities	7,181	—	—	7,181	842
Total	$68,237	$168,099	$—	$236,336	$229,950
Restricted cash equivalents and investments as of December 31, 2014 and 2013 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for 2014, 2013, and 2012 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of December 31, 2014 and 2013 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of December 31, 2014 are as follows (in thousands):

Estimated Fair Value
Within one year	$46,336
Between one year and five years	12,117
Total short-term investments	$58,453
Our equity investment in a publicly traded company as of December 31, 2014 and 2013 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In 2014, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million, reported in Other income (expense), net, in the consolidated statement of operations.
In 2013 and 2012 we sold shares of common stock in LoEn Entertainment, Inc., a Korean digital music distribution company. The 2013 sales resulted in cash proceeds of $29.2 million, net of transaction costs, and a total pre-tax gain of $21.4 million. The 2012 sales resulted in net cash proceeds of $6.4 million and a total pre-tax gain of $4.3 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years ended December 31,
	2014	2013	2012
Balance, beginning of year	$966	$1,010	$1,445
Addition (reduction) to allowance	433	(2)	76
Amounts written off	—	(83)	(529)
Effects of foreign currency translation	(111)	41	18
Balance, end of year	$1,288	$966	$1,010
Activity in the allowance for sales returns (in thousands):

	Years ended December 31,
	2014	2013	2012
Balance, beginning of year	$569	$653	$668
Addition (reduction) to allowance	(209)	(64)	153
Amounts written off	(6)	(21)	(168)
Effects of foreign currency translation	—	1	—
Balance, end of year	$354	$569	$653
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$1,642	$1,535	$1,663
One customer accounted for 21% and one other customer accounted for 15% of trade accounts receivable as of December 31, 2014. One customer accounted for 17% of trade accounts receivable as of December 31, 2013.
One customer accounted for approximately 20% or $31.9 million, of consolidated revenue during the year ended December 31, 2014, in our Mobile Entertainment segment.
One customer accounted for 13%, or $27.0 million, of consolidated revenue during the year ended December 31, 2013, in our RealPlayer and Games segments. One other customer accounted for 13%, or $26.4 million, of consolidated revenue during the year ended December 31, 2013, in our Mobile Entertainment segment.
One customer accounted for 11%, or $27.7 million, of consolidated revenue during the year ended December 31, 2012, in our RealPlayer and Games segments.

Note 7.	Other Intangible Assets
Other intangible assets (in thousands):

	As of December 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$33,853	$31,643	$2,210	$35,156	$31,262	$3,894
Developed technology	28,261	25,699	2,562	29,097	25,039	4,058
Patents, trademarks and tradenames	3,817	3,528	289	4,021	3,627	394
Service contracts	6,312	5,764	548	5,679	5,532	147
	72,243	66,634	5,609	73,953	65,460	8,493
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$76,743	$66,634	$10,109	$78,453	$65,460	$12,993

In the second quarter of 2014, a small acquisition of a business related to our RealPlayer Group resulted in an intangible asset of $0.8 million being recorded.
Amortization expense related to other intangible assets during the years ended December 31, 2014, 2013, and 2012 was $3.4 million, $4.4 million, and $4.1 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

2015	$2,654
2016	1,724
2017	856
2018	375
Total	$5,609
No impairments of other intangible assets were recognized in 2014, 2013 or 2012.

Note 8.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2014	2013
Balance, beginning of year
Goodwill	$328,129	$316,962
Accumulated impairment losses	(310,653)	(310,653)
	17,476	6,309

Increases due to current year acquisitions	460	11,463
Effects of foreign currency translation	(581)	(296)
	(121)	11,167
Balance, end of year
Goodwill	328,008	328,129
Accumulated impairment losses	(310,653)	(310,653)
	$17,355	$17,476
Goodwill by segment (in thousands):

	December 31,
	2014	2013
RealPlayer Group	$985	$580
Mobile Entertainment	1,976	2,119
Games	14,394	14,777
Total goodwill	$17,355	$17,476
In the second quarter of 2014, a small acquisition of a business related to our RealPlayer Group resulted in goodwill of $0.5 million being recorded. For the 2013 year increases in goodwill, see Note 3, Acquisitions, for details on our acquisitions of Slingo, a social casino games business and Muzicall, a ringback tone business.
No impairments of goodwill were recorded in 2014, 2013, or 2012.

Note 9.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2014	December 31, 2013
Royalties and other fulfillment costs	$4,868	$16,467
Employee compensation, commissions and benefits	7,711	10,060
Sales, VAT and other taxes payable	5,896	7,237
Other	6,811	8,129
Total accrued and other current liabilities	$25,286	$41,893
During the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

Note 10.	Restructuring Charges
Restructuring and other charges in 2014, 2013 and 2012 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in all three years primarily relate to severance costs due to workforce reductions and are classified as Employee Separation Costs in the table below.
We also incurred restructuring charges during 2013 related to the relocation of our Seattle headquarters totaling $1.8 million, which is classified as Asset Related and Other Costs in the table below. For details on other costs associated with the termination of our Seattle headquarters lease see Note 11, Lease exit and related charges.
In 2012 we assigned two of our existing domestic carrier SaaS service contracts to a third party, resulting in contract assignment costs of $3.6 million and asset related and other costs of $2.5 million.
Details of restructuring charges for the years ended December 31, 2014, 2013, and 2012 are shown in the table below (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the year ended December 31, 2014	$4,992	$—	$—	$4,992
Costs incurred and charged to expense for the year ended December 31, 2013	$3,961	$—	$1,804	$5,765
Costs incurred and charged to expense for the year ended December 31, 2012	$9,052	$3,629	$2,544	$15,225

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2014, 2013 and 2012, (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2011	$131	$—	$131
Costs incurred and charged to expense for the year ended December 31, 2012, excluding non-cash charges	8,300	3,629	11,929
Cash payments	(7,700)	(1,929)	(9,629)
Accrued liability as of December 31, 2012	731	1,700	2,431
Costs incurred and charged to expense for the year ended December 31, 2013	3,961	—	3,961
Cash payments	(3,936)	(1,700)	(5,636)
Accrued liability as of December 31, 2013	756	—	756
Costs incurred and charged to expense for the year ended December 31, 2014	4,992	—	4,992
Cash payments	(5,299)	—	(5,299)
Accrued liability as of December 31, 2014	$449	$—	$449

Note 11.	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, primarily in our former corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
In 2013, we entered into a new lease in a new location for our Seattle headquarters and concurrently entered into an amendment to our then-current headquarters office lease that provided for an early termination of such lease. The new Seattle building lease is for an initial term of 11 years and we have the option to extend the lease for two additional five-year terms, with certain increases in base rent. The early termination of our former Seattle headquarters office lease in 2013 resulted in us paying the landlord $6.5 million in fees in 2013.
Changes to the accrued loss on excess office facilities (in thousands):

	Years Ended December 31,
	2014	2013	2012
Accrued loss, beginning of year	$254	$4,213	$2,747
Additions and adjustments to the lease loss accrual, including sublease income estimate revision, and related asset write-downs	668	1,421	3,290
Less write-down of leasehold improvements	—	—	(496)
Less amounts paid, net of sublease income	(688)	(5,380)	(1,328)
Accrued loss, end of year	234	254	4,213
Less current portion (included in Accrued and other current liabilities)	(234)	(254)	(2,463)
Accrued loss, non-current portion (included in Other long term liabilities)	$—	$—	$1,750

Note 12.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Years Ended December 31,
	2014	2013	2012
Investments
Accumulated other comprehensive income (loss), beginning of period	$6,397	$26,685	$27,318
Unrealized gains (losses), net of tax effects of $0, $(54) and $0	(1,774)	2,121	3,313
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $4, $(800) and $0	(2,371)	(22,409)	(3,946)
Net current period other comprehensive income	(4,145)	(20,288)	(633)
Accumulated other comprehensive income (loss) balance, end of period	$2,252	$6,397	$26,685
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(54,092)	$(53,225)	$(52,202)
Translation adjustments	(3,364)	(296)	943
Reclassification adjustments for losses (gains) included in other income (expense)	(48)	(571)	(1,966)
Net current period other comprehensive income	(3,412)	(867)	(1,023)
Accumulated other comprehensive loss balance, end of period	$(57,504)	$(54,092)	$(53,225)
Total accumulated other comprehensive income (loss), end of period	$(55,252)	$(47,695)	$(26,540)

Preferred Stock.    Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.
Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors if and when determination of a new series of preferred stock has been established.

Note 13.	Employee Stock and Benefit Plans
Equity Compensation Plans.  Under our equity incentive plans we may grant various types of equity awards to employees and Directors. We have granted time-vest and performance-vest stock options and time-vest and performance-vest restricted stock. Generally, options vest based on continuous employment, over a four-year period. The options generally expire seven years from the date of grant and are exercisable at the market value of the common stock at the grant date. Time-vest restricted stock awards generally vest based on continuous employment over a two or four-year period. Performance-based awards vest if the specified performance targets are met and the grantee remains employed over the required period. The performance targets for these awards are generally based on the achievement of company-specific financial results. For these performance-based awards, expense is recognized when it is probable the performance goal will be achieved. We have also issued market-based performance stock options to certain employees. These awards vest if the market condition is met and the grantee remains employed over the requisite service period.
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2014 there were 7.0 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. Each stock option granted reduces and each stock option forfeited or canceled increases the shares available for future grant by a factor of one share. We also have an employee stock purchase plan, under which 0.5 million shares of common stock are authorized for future issuance as of December 31, 2014.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total stock-based compensation expense	$5,204	$7,468	$8,123
The total stock-based compensation amounts disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2014, 2013, or 2012. As of December 31, 2014, we had $10.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
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
 The fair value of options granted used the following weighted average assumptions:

	Years ended December 31,
	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.40%	0.86%	0.50%
Expected term (years)	4.5	4.3	4.2
Volatility	41%	48%	58%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2011	463	$9.42
Granted	1,536	8.70
Vested	(437)	9.47	$4,106
Forfeited/Canceled	(313)	9.42
Nonvested shares, December 31, 2012	1,249	$8.52
Granted	232	7.18
Vested	(581)	9.13	$4,438
Forfeited/Canceled	(410)	7.74
Nonvested shares, December 31, 2013	490	$7.80
Granted	159	7.60
Vested	(193)	8.35	$1,608
Forfeited/Canceled	(56)	7.73
Nonvested shares, December 31, 2014	400	$7.47

At December 31, 2014 the aggregate intrinsic value of restricted stock awards was $2.8 million and the weighted average remaining contractual term was approximately 2 years.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	6,365	$14.24
Options granted at common stock price	1,422	8.29	$3.71
Options exercised	(466)	6.61
Options cancelled	(2,787)	12.76
Outstanding, December 31, 2012	4,534	$14.07
Options granted at common stock price	3,578	7.56	$2.93
Options exercised	(24)	5.56
Options cancelled	(1,463)	15.76
Outstanding, December 31, 2013	6,625	$10.21
Options granted at common stock price	2,036	7.44	$2.51
Options exercised	(44)	7.26
Options cancelled	(1,893)	14.47
Outstanding, December 31, 2014	6,724	$8.19
Exercisable, December 31, 2014	2,601	$9.19
Vested and expected to vest, December 31, 2014	5,982	$8.26

In 2014 we granted 400,000 market-based stock options, which are included in the stock option tables above.
As of December 31, 2014, the weighted average remaining contractual life of the options was as follows: outstanding options 5.2 years; exercisable options 3.9 years; and vested and expected to vest options 5.1 years.
As of December 31, 2014, the aggregate intrinsic value of the options was as follows: outstanding options $0.2 million; exercisable options $0.1 million; and vested and expected to vest options $0.2 million.
The aggregate intrinsic value of stock options exercised in 2014 was insignificant. The aggregate intrinsic value of stock options exercised in 2013 and 2012 was, $0.1 million and $1.0 million.
Employee Stock Purchase Plan.    Our Employee Stock Purchase Plan (ESPP) allows an eligible employee to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods, subject to certain limitations. Under the ESPP, 78,500, 71,600, and 102,700 shares were purchased during the years ended December 31, 2014, 2013 and 2012, respectively.
Retirement Savings Plan.    We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During the years ended December 31, 2014, 2013, and 2012, we matched 50% of the first three percent of participating employees’ contributions, and contributed $0.7 million, $0.8 million, and $1.0 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 14.	Income Taxes
Components of income (loss) before income taxes (in thousands):

	Years ended December 31,
	2014	2013	2012
United States operations	$(67,186)	$(50,032)	$59,807
Foreign operations	(3,349)	(4,055)	(2,448)
Income (loss) before income taxes	$(70,535)	$(54,087)	$57,359

Components of income tax expense (benefit) (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
United States federal	$547	$2,460	$1,372
State and local	69	61	(2,957)
Foreign	901	1,706	(6,221)
Total current	1,517	4,227	(7,806)
Deferred:
United States federal	21	(1,890)	22,029
State and local	(40)	51	556
Foreign	(218)	2,515	(2,261)
Total deferred	(237)	676	20,324
Total income tax expense (benefit)	$1,280	$4,903	$12,518
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years ended December 31,
	2014	2013	2012
United States federal tax expense (benefit) at statutory rate	$(24,687)	$(18,930)	$20,076
State taxes, net of United States federal tax expense (benefit)	(1,083)	(841)	(1,098)
Change in valuation allowance	27,759	25,046	2,136
Non-deductible stock compensation	270	415	341
Impact of non-U.S. jurisdictional tax rate difference	529	487	313
Research and development tax credit	(325)	(1,632)	(1,923)
Increase (reversal) of unrecognized tax benefits	(901)	671	(7,826)
Non-U.S. withholding tax	393	1,805	471
Other	(675)	(2,118)	28
Total income tax expense (benefit)	$1,280	$4,903	$12,518

 Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
United States federal net operating loss carryforwards	$66,547	$41,612
Deferred expenses	2,552	7,166
Research and development tax credit carryforwards	22,979	23,079
Alternative minimum tax credit carryforward	3,626	3,561
Net unrealized loss on investments	97	109
Accrued loss on excess office facilities	—	54
Stock-based compensation	11,398	12,225
State net operating loss carryforwards	8,400	7,392
Foreign net operating loss carryforwards	34,210	37,594
Deferred revenue	401	128
Equipment, software, and leasehold improvements	3,252	2,736
Intangibles	19	27
Other	4,332	4,489
Gross deferred tax assets	157,813	140,172
Less valuation allowance	149,474	128,865
Gross deferred tax assets, net of valuation allowance	$8,339	$11,307
Deferred tax liabilities:
Other intangible assets	$(3,035)	$(3,761)
Net unrealized gains and basis differences on investments	(4,226)	(6,912)
Other	(397)	(560)
Prepaid expenses	(1,360)	(814)
Gross deferred tax liabilities	(9,018)	(12,047)
Net deferred tax assets (liabilities)	$(679)	$(740)
Income tax receivables were $0.1 million and $0.4 million at December 31, 2014 and 2013, respectively.
In 2014, we continued to record a valuation allowance on the deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $20.6 million increase and a $38.1 million increase during the years ended December 31, 2014 and 2013, respectively.
We maintain a valuation allowance of $149.5 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2014. The net increase in the valuation allowance since December 31, 2013 of $20.6 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
RealNetworks' U.S. federal net operating loss carryforwards totaled $190.1 million and $118.9 million at December 31, 2014 and 2013, respectively. The increase is mainly due to the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2014 are from the U.S. taxable losses in 2010, 2011 and 2013 and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards expire between 2024 and 2034.
RealNetworks' alternative minimum tax credit carryforward remained at $3.6 million from December 31, 2013 to December 31, 2014. The alternative minimum tax credit can be carried forward indefinitely.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $23.0 million and $23.1 million at December 31, 2014 and 2013, respectively. The research and development credit carryforwards expire between 2020 and 2034.
As of December 31, 2014 and 2013, we had $3.5 million and $4.5 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is due to the expiration of the statute of limitations. As of December 31, 2014, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $0.4 million in December 31, 2013.
As of December 31, 2014, we have no accrued interest or penalties related to uncertain tax positions. As of December 31, 2013, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years ended December 31,
	2014	2013	2012
Balance, beginning of year	$4,505	$3,978	$16,721
Increases related to prior year tax positions	—	—	416
Decreases related to prior year tax positions	(196)	(125)	(94)
Settlements with taxing authorities	—	—	(13,065)
Increases related to current year tax positions	130	652	—
Expiration of the statute of limitations	(898)	—	—
Balance, end of year	$3,541	$4,505	$3,978

Note 15.	Earnings (Loss) Per Share
Basic and diluted net income (loss) per share (EPS) (in thousands, except per share data):

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(71,815)	$(58,990)	$44,841
Weighted average common shares outstanding used to compute basic EPS	35,947	35,553	34,873
Dilutive effect of stock based awards	—	—	249
Weighted average common shares outstanding used to compute diluted EPS	35,947	35,553	35,122
Basic EPS	$(2.00)	$(1.66)	$1.29
Diluted EPS	$(2.00)	$(1.66)	$1.28
Approximately 6.3 million, 4.6 million, and 5.1 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2014, 2013, and 2012, respectively, because of their antidilutive effect.

Note 16.	Commitments and Contingencies
Commitments.    We have commitments for future payments related to office facilities leases. We lease office facilities under various operating leases expiring through 2024. Future minimum payments as of December 31, 2014 are as follows (in thousands):

Office Leases
2015	$6,667
2016	4,741
2017	3,179
2018	2,721
2019	3,186
Thereafter	15,883
Total minimum payments	$36,377
Of the total office lease future minimum payments, $0.2 million is recorded in accrued lease exit and related charges at December 31, 2014.
Rent expense during the years ended December 31, 2014, 2013, and 2012, was $6.8 million, $8.3 million, and $9.1 million, respectively. These amounts are net of sublease income of $0.2 million, $0.8 million and $1.0 million in each of the years ended December 31, 2014, 2013 and 2012.

Litigation. In October 2013, we executed settlement agreements relating to certain outstanding litigation matters; specifically, the matters brought against us by VoiceAge Corporation and Callertone Innovations, Inc. which are more fully described in our 2013 Annual Report on Form 10-K. During the fourth quarter of 2013, we paid an aggregate of $11.5 million, representing our total obligation under these settlements.
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
In the ordinary course of business, RealNetworks is subject to potential obligations for standard warranty and indemnification provisions that are contained within many of our customer license and service agreements. Our warranty provisions are consistent with those prevalent in our industry, and we do not have a history of incurring losses on warranties; therefore, we do not maintain accruals for warranty-related obligations. With regard to indemnification provisions, nearly all of our carrier contracts obligate us to indemnify our carrier customers for certain liabilities that may be incurred by them. We have received in the past, and may receive in the future, claims for indemnification from some of our carrier customers.
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
We have three reportable segments: (1) RealPlayer Group, which includes our new RealPlayer Cloud product, our RealPlayer media player software and related products, and our SuperPass service; (2) Mobile Entertainment, which includes our SaaS services, our LISTEN product and to a lesser degree, sales of technology licenses of our software products such as Helix; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, lease exit and related charges are reported as corporate items. Also reported as corporate items were the 2014 extinguishment of the liability associated with our historical musical business, the 2013 loss on litigation settlements, and in 2012, the sale of patent and other technology assets, net of costs.
RealNetworks reports the three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the Chief Executive Officer, Chief Financial Officer, our Presidents and General Counsel. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Segment results for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):
RealPlayer Group

	2014	2013	2012
Revenue	$39,201	$75,206	$91,469
Cost of revenue	14,508	16,220	21,544
Gross profit	24,693	58,986	69,925
Operating expenses	55,742	60,484	55,223
Operating income (loss)	$(31,049)	$(1,498)	$14,702
Mobile Entertainment

	2014	2013	2012
Revenue	$79,901	$81,181	$100,318
Cost of revenue	50,399	47,608	57,670
Gross profit	29,502	33,573	42,648
Operating expenses	33,325	35,839	52,614
Operating income (loss)	$(3,823)	$(2,266)	$(9,966)

 Games

	2014	2013	2012
Revenue	$37,110	$49,809	$67,055
Cost of revenue	11,074	13,359	21,828
Gross profit	26,036	36,450	45,227
Operating expenses	37,170	47,177	51,890
Operating income (loss)	$(11,134)	$(10,727)	$(6,663)

 Corporate

	2014	2013	2012
Cost of revenue	$400	$1,904	$2,689
Extinguishment of liability	(10,580)	—	—
Gain on sale of patents and other technology assets, net of costs	—	—	116,353
Operating expenses	33,327	54,413	56,174
Operating income (loss)	$(23,147)	$(56,317)	$57,490
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$61,660	$90,250	$117,844
Europe	26,575	38,155	56,473
Republic of Korea	39,852	46,601	40,467
Rest of the World	28,125	31,190	44,058
Total	$156,212	$206,196	$258,842

Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	December 31,
	2014	2013	2012
United States	$33,421	$40,347	$27,915
Europe	6,696	8,280	2,350
Republic of Korea	547	936	2,463
Rest of the World	3,048	4,078	6,172
Total long-lived assets	$43,712	$53,641	$38,900

Note 19.	Related Party Transactions
Transactions with Rhapsody. See Note 4, Rhapsody Joint Venture, for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we were obligated to provide Rhapsody with certain support services. These support services, which included information technology and limited operational support provided directly to Rhapsody, were completed in 2013. RealNetworks has no further obligations or liabilities pursuant to the support services agreement. During the years ended December 31, 2013, and 2012 we charged Rhapsody $0.5 million and $0.8 million, respectively, for the support services.
Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired, at market prices, approximately 11% of the common shares of LoEn Entertainment, Inc., whose shares are traded on the Korean Securities Dealers Automated Quotations. In November 2013, we sold all of our remaining shares of common stock in LoEn, which equaled approximately 9% of the outstanding shares as of September 30, 2013, as discussed in more detail in Note 5, Fair Value Measurements. Our investment in LoEn was treated as an available for sale investment and was marked-to-market each period with resulting unrealized gains or losses recognized in AOCI. During the years ended December 31, 2013, and 2012, we recorded revenue from LoEn of $26.4 million and $18.1 million, respectively. Revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music on demand, video on demand, and intercarrier messaging services.

Note 20.	Quarterly Information (Unaudited)
The following table summarizes the unaudited statement of operations for each quarter of 2014 and 2013 (in thousands, except per share data):

	Total	Dec. 31 (3)	Sept. 30 (4)	June 30	Mar. 31 (2)
2014
Net revenue	$156,212	$35,506	$34,157	$40,825	$45,724
Gross profit	90,411	17,625	15,229	20,039	37,518
Operating (loss) income	(69,153)	(20,682)	(20,763)	(18,832)	(8,876)
Net income (loss)	(71,815)	(20,838)	(22,178)	(21,029)	(7,770)
Basic net income (loss) per share (1)	(2.00)	(0.58)	(0.62)	(0.59)	(0.22)
Diluted net income (loss) per share (1)	(2.00)	(0.58)	(0.62)	(0.59)	(0.22)
2013
Net revenue	$206,196	$50,595	$48,958	$49,850	$56,793
Gross profit	127,105	30,519	29,968	30,331	36,287
Operating (loss) income	(70,808)	(14,441)	(28,437)	(16,504)	(11,426)
Net income (loss)	(58,990)	2,530	(31,375)	(18,471)	(11,674)
Basic net income (loss) per share (1)	(1.66)	0.07	(0.88)	(0.52)	(0.33)
Diluted net income (loss) per share (1)	(1.66)	0.07	(0.88)	(0.52)	(0.33)

(1)	The sum of the quarterly net income per share amounts will not necessarily equal net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)
In the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

(3)	In the quarter ended December 31, 2013, we sold our remaining shares of common stock in LoEn Entertainment for a net gain of $21.4 million, as described in further detail in Note 5.

(4)	In the quarter ended September 30, 2013, we accrued an aggregate of $11.5 million for certain legal matters, which was subsequently paid in the fourth quarter of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 25, 2015

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2014 RealNetworks maintained effective internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included within Item 8.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2015 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2015 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2015 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.
Equity Compensation Plans
As of December 31, 2014, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.
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
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	7,119	$8.18	7,028	(1)(2)
Equity compensation plans not approved by security holders	5	$29.13	—
Total	7,124	$8.19	7,028	(3)

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

(3)
The total securities in column (a) include 6,724 stock options and 400 restricted stock units and awards. The weighted average exercise prices in columns (b) relate to the stock options only; restricted stock units and awards have no exercise price.

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
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2015 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2015 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 25, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 25, 2015.

Signature	Title

/S/ _______ ROBERT GLASER________ Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ______MARJORIE THOMAS_______ Marjorie Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ ___JOHN E. CUNNINGHAM IV____ John E. Cunningham IV	Director

/S/ _____MICHAEL T. GALGON_____ Michael T. Galgon	Director

/S/ _______DAWN G. LEPORE______ Dawn G. Lepore	Director

/S/ _______JANICE ROBERTS______ Janice Roberts	Director

/S/ _____MICHAEL B. SLADE______ Michael B. Slade	Director

/S/ ___DOMINIQUE TREMPONT___ Dominique Trempont	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8-K	000-23137	4.1	12/03/08
10.1	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.1	08/13/01
10.3	†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.3	12/21/09
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.2	12/21/09
10.6	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.7	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.9	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.10	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.11	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.12	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective July 24, 2014	10-Q	000-23137	10.1	11/06/14
10.13	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.14	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13
10.15	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13
10.17	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.18		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.19		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.20	†	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser	10-Q	000-23137	10.2	11/06/14
10.21	†	Offer Letter dated February 21, 2014 between RealNetworks, Inc. and Atul Bali	10-Q	000-23137	10.1	05/08/14
10.22	†	Offer Letter dated May 31, 2014 between RealNetworks, Inc. and Michael Mulica	10-Q	000-23137	10.1	08/07/14
10.23	†	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini	10-Q	000-23137	10.1	05/08/13
10.24	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.25	†*	Offer Letter dated between RealNetworks, Inc. and Marjorie Thomas
10.26	†	Promotion Letter dated May 31, 2011 between RealNetworks, Inc. and Scott Uomoto	10-K	000-23137	10.26	03/18/13
10.27	†	Promotion Letter dated April 2, 2012 between RealNetworks, Inc. and Tim Wan	10-K	000-23137	10.27	03/18/13
10.28	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.29	†	Form of MBO Plan Document under the RealNetworks, Inc. 2013 Executive Compensation Program	8-K	000-23137	10.1	03/29/13
10.30	†	Form of MBO Plan Document under the RealNetworks, Inc. 2014 Executive Compensation Program	8-K	000-23137	10.1	02/13/14
10.31	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.32	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.33		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.34	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.2	*
Certification of Marjorie Thomas, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**
Certification of Marjorie Thomas, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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