Form 10-K/A
period 2014-12-31
REALNETWORKS INC
filed 2015-03-02
CIK 1046327

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K (the “Form 10-K”) for RealNetworks, Inc. for the fiscal year ended December 31, 2014, initially filed with the Securities and Exchange Commission on February 26, 2015 (the “Original Filing Date”), is being filed solely to include Exhibit 21.1, the list of RealNetworks, Inc. subsidiaries, which was referenced, but not included in the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except for the addition of Exhibit 21.1, does not modify or update in any way disclosures made in the Form 10-K.
We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 2, 2015.

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 2, 2015.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Marjorie Thomas	Chief Financial Officer and Treasurer
Marjorie Thomas	(Principal Financial and Accounting Officer)
/s/ *
John E. Cunningham IV	Director
/s/ *
Michael T. Galgon	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: /s/ Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
21.1	*	Subsidiaries of RealNetworks, Inc.
31.1	*
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

5