Form 10-K/A
period 2014-12-31
REALNETWORKS INC
filed 2015-04-30
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K/A
(Amendment No.2)
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
The number of shares of the registrant’s common stock outstanding as of April 15, 2015 was 36,106,018.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 2 to our Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 26, 2015 and amended by Amendment No. 1 on March 2, 2015, for the purposes of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2015 annual meeting of shareholders. Our 2015 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
This Amendment No. 2 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.
We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 15, 2015. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	53	Chairman of the Board of Directors	3	1994
John E. Cunningham IV	57	Director (1, 3*)	3	2012
Michael T. Galgon	47	Director (1, 2)	1	2012
Dawn G. Lepore	61	Director (2)	1	2013
Janice Roberts	59	Director (2*, 3)	2	2010
Michael B. Slade	57	Director	2	2011
Dominique Trempont	60	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Michael T. Galgon Age 47 Director since 2012
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
Dawn G. Lepore Age 61 Director since 2013
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Ms. Lepore has served on the boards of directors of AOL Inc. since October 2012 and Coupons.com Inc. since February 2012. She previously served on the board of directors of The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. Ms. Lepore holds a B.A. degree from Smith College.

Senior executive leadership and business strategy experience

Executive-level experience with technology companies

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public and private companies

Dominique Trempont Age 60 Director since 2010
Mr. Trempont has served as a director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, since February 2011. Mr. Trempont has also served as a director of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination and oil, gas and fracking industries, since July 2008, where he serves as Chair of both the Nominating and Governance Committee and the Audit Committee. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010; he served as Chair of the Audit Committee of 3Com. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont currently serves as a director of the privately held companies on24, Inc. and Trion Worlds, Inc. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

Senior leadership experience

Management advisory experience

Global financial and M&A expertise

Executive-level experience with technology companies

Experience through service as a director of global public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 2 Directors
Janice Roberts Age 59 Director since 2010
Ms. Roberts serves as a Partner on the investment team of Benhamou Global Ventures, an early-stage venture capital firm based in Silicon Valley. From 2000 to 2013, Ms. Roberts served as Managing Director of Mayfield Fund where she continued as a venture advisor until 2014. Ms. Roberts’ current areas of investment interest include enterprise information technology, mobile infrastructure and applications and the Internet of Things. From 1992 to 2000, Ms. Roberts was employed by 3Com Corporation, a networking equipment company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures, the investment division of 3Com Corporation, and Senior Vice President, Business Development and Global Marketing. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was Managing Director and President of BICC Data Networks Ltd., a networking equipment company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of publicly traded ARM Holdings, plc, a leading semiconductor IP company for mobile and consumer devices, since June 2011 and Zebra Technologies, an industry leader in enterprise asset tracking solutions, barcode and printing technologies, since October 2013. She also serves on the boards of directors of several private companies and the advisory boards of Illuminate Ventures and SALT Branding. Ms. Roberts serves as the President of the board of directors of the Ronald McDonald House at Stanford. She holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.

Senior leadership experience

Management advisory experience

Executive-level experience with technology companies, including companies focused on networking, mobile and wireless communications technologies

Experience investing in and advising early- and later-stage companies

Experience through service as a director of public and private companies

Michael B. Slade Age 57 Director since 2011
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
Class 3 Directors
John E. Cunningham IV Age 57 Director since 2012
Venture investing since 1991, Mr. Cunningham has served as a general partner of Clear Fir Partners, L.P., a venture capital investment partnership, since February 1998. Previously, he served as Chief Executive Officer of RealCom Office Communications Inc., a national telecom services company. Mr. Cunningham has served as a director of Blucora, Inc., a publicly traded company that owns several leading internet businesses, since July 1998 and as the Chairman of Blucora’s Board of Directors since January 2011. Mr. Cunningham also served as Lead Independent Director of Blucora from February 2010 through December 2010. Mr. Cunningham currently serves as a board member for several privately held companies, including AudienceScience, Inc. and Qliance, Inc., and he serves as an advisor to Petra Growth Funds II and III. Mr. Cunningham holds an M.B.A. from the University of Virginia and a B.S. in Economics from Santa Clara University.

Experience with technology companies through service as a director, including as board chair, and as an investor

Senior executive leadership and business strategy experience

Management advisory and finance experience

Experience investing in and advising early stage companies

Experience through service as a director of public and private companies

Robert Glaser Age 53 Director since 1994
Mr. Glaser, founder of RealNetworks, currently serves as our Chief Executive Officer. He has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and served as Chief Executive Officer of RealNetworks from 1994 through January 2010, returning as interim CEO in July of 2012 and becoming permanent CEO in July 2014. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm, since May 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our executive officers as of April 15, 2015 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Atul Bali	43	President, Games Division
Michael Mulica	51	President, Worldwide Sales and Business Development
Michael Parham	51	Senior Vice President, General Counsel and Corporate Secretary
Max Pellegrini	47	President, Products and Marketing
Marjorie Thomas	56	Senior Vice President, Chief Financial Officer and Treasurer

Atul Bali joined RealNetworks in April 2014 as the President of our Games division. Mr. Bali most recently served as President of Aristocrat Americas, including President and Chief Executive Officer of Aristocrat Technologies, Inc., a division of Aristocrat Leisure Limited, a global provider of gaming solutions, including electronic gaming machines, video lottery terminal systems, and casino management systems, from June 2012 to March 2014. Prior to Aristocrat, Mr. Bali served as Chief Executive Officer of XEN Group (predecessor to Disruptive Tech Ltd.), a privately held company with an investment portfolio of social media, data technology, online gaming, and ecommerce businesses, from September 2010 to June 2012, and was non-executive director of Geonomics Ltd. in London, a privately held company providing location-based lottery games, from December 2010 to June 2012. From April 1997 to August 2010, Mr. Bali worked for GTECH Corporation, a publicly traded commercial operator and provider of technology in regulated worldwide gaming markets, serving in several roles including President and Chief Executive Officer of the GTECH G2 division and Senior Vice President of Corporate Development and Strategic Planning of GTECH Corporation. Since May 2014, Mr. Bali has served as a director of Gaming Realms plc, a publicly traded online gaming company based in London. Mr. Bali is a qualified Chartered Accountant, having trained with KPMG in the U.K.
Michael Mulica has served as our President, Worldwide Sales and Business Development since June 2014. Mr. Mulica most recently served as President and Chief Executive Officer of Unwired Planet, Inc., a publicly traded intellectual property company focused on the mobile industry, from April 2012 to July 2013.  Prior to that, he was President and Chief Executive Officer of Openwave Systems Inc., a publicly traded software company, from October 2011 until its restructuring as Unwired Planet in April 2012.  From June 2010 to July 2011, Mr. Mulica served as President and Head of Strategy and Corporate Development at Synchronoss Technologies, Inc., a publicly traded provider of transaction management, cloud enablement and mobile connectivity services for connected devices. From December 2007 until June 2010, he served as the Chairman and Chief Executive Officer of FusionOne, Inc., a leader in mobile content portability which was acquired by Synchronoss in June 2010.  From August 2003 until December 2007, he served as the Chairman and Chief Executive Officer of BridgePort Networks, a leader in mobile-to-Voice-Over-IP.  Previously, he served as Senior Vice President of Worldwide Sales, Consulting and Support at Phone.com from October 1999 until its merger with Software.com in November 2000, which resulted in the formation of Openwave Systems where he then assumed the position of Senior Vice President of Worldwide Customer Operations until 2003.  Mr. Mulica served on the board of directors of Openwave Systems and Unwired Planet from October 2011 to April 2014.  He currently serves on the board of directors of several privately held companies, including Vinja, since April 2014; Rhapsody International, since July 2013; and Device Cloud Networks, since February 2013.   Mr. Mulica holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University, a B.S. in Business from Marquette University, and a Graduate Certificate in International Business from the Copenhagen Business School.
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
Max Pellegrini has served as President, Products and Marketing since June 2014, having joined RealNetworks in February 2013 as President of our Mobile Entertainment business. Prior to joining RealNetworks, Mr. Pellegrini served as Chairman and Chief Executive Officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
Marjorie Thomas was named Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks in February 2014. Ms. Thomas most recently served as Vice President of Corporate Finance and Treasurer for Intuit Inc., from April 2011 to August 2014. She had previously served as Senior Vice President, Finance, Corporate Controller at Sony Electronics Inc., from 2006 to March 2011, and, since 1986, held several positions within the finance department of Hewlett-Packard Company. Ms. Thomas holds a Bachelor of Arts degree in accounting from Boise State University.

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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2014, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2014 annual meeting of RealNetworks shareholders filed with the SEC on August 7, 2014.
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
EXECUTIVE SUMMARY FOR 2014
Overview. 2014 was a year of continued building and refinement of the transition plan that was set in motion in August of 2012. Having launched a significant new product in each of our three business units during fiscal 2013, in 2014 management assessed early results of those launches, reflected on our restructuring plan, and continued efforts to build a solid foundation for future growth and profitability. In line with the transition strategy, during 2014 our RealPlayer Cloud product was rolled out globally in February, our Mobile Entertainment business launched LISTEN in the U.S. in April, and our Games group released Slingo Adventure in August. As our teams continued to build and refine these new products, our management team was strengthened with the additions of Atul Bali in April to lead our Games business and Mike Mulica in June to head up worldwide sales and business development efforts for our RealPlayer and Mobile Entertainment businesses. In conjunction with the hiring of Mr. Mulica, Max Pellegrini's role was expanded to oversee products and marketing for both RealPlayer and Mobile Entertainment. To further stabilize our management team and support our commitment to the turnaround strategy, our founder and Chairman, Rob Glaser, was named chief executive officer in July (having served in that role on an interim basis for the prior two years). Throughout this year of building and investing in new products, we continued our efforts to streamline operations and reduce overhead expenses, and we continue to look for opportunities to operate in a more lean and efficient manner. Aligning the compensation of our management team with our overall corporate strategy and growth plans, our go-forward compensation program is substantially performance-based and aims to encourage the performance necessary to drive toward our overall goals for RealNetworks. In general, the compensation amounts to ongoing named executive officers who also were employees in 2013 (referred to as our incumbent named executive officers) were equal to or lower than in 2013, and were generally below the median of similar peer companies. The compensation provided to newly hired executive officers reflected hiring inducement levels that were larger than is expected for the future annual ongoing compensation and was consistent with the peer group market range.
Financial Results. Our financial results for 2014 were reflective of our focus on building new products and driving down costs. Consolidated revenue declined 24% from 2013, as our efforts were diverted away from certain legacy products and toward the development of innovative, new products, and gross profit declined by 30%. Although operating expenses improved over 2013, our net income suffered due to restructuring costs and legacy revenue declines. Adjusted EBITDA fell from a loss of $23.7 million in 2013 to a loss of $56.6 million in 2014, primarily as we increased our spending on new product development and diverted our focus from older to newer business lines. As a result of these financial results, annual cash incentives paid to our named executive officers were well below target levels; our CEO was not provided any cash bonus for 2014.
Management Team. After experiencing significant turnover in our management team during the prior three years, there was some year-over-year variation in our standard approach to executive compensation as different incentives have been required for recruitment and retention purposes. Since Mr. Glaser’s return to operational leadership in July 2012, he and our Compensation Committee have developed a more consistent compensation program designed to aggressively drive company performance by successfully executing our growth plan, strategic initiatives and restructuring efforts.
Our named executive officers for 2014 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

Atul Bali	President, Games

Michael Mulica	President, Worldwide Sales and Business Development

Max Pellegrini	President, Products and Marketing
Tim Wan    SVP, Chief Financial Officer and Treasurer (resigned as CFO as of February 4, 2015)

Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based cash incentive plan, which we also refer to as our MBO plan, which provides eligible executives the opportunity to earn a cash bonus only upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2014, two of our named executive officers participated in the MBO plan, but the two executives hired in 2014, as well as Mr. Glaser who became our long-term CEO in the middle of the year, did not participate in the plan. Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards, as evidenced by the performance-based stock awards granted to Mr. Glaser in 2012 and 2014 and to Mr. Pellegrini upon his hire in 2013. These awards become eligible to vest only upon achievement of significant financial goals (subject to continued service with us). Accordingly, actual compensation paid to our named executive officers varies with the company’s performance in achieving financial and strategic objectives and the executive’s individual performance. We believe that our emphasis on pay for performance provides appropriate incentive to our executives to achieve important business objectives of the company and better aligns the interests of our executives with that of our shareholders.
Please note that we define “adjusted EBITDA” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; restructuring and other charges; lease exit and related charges; and extinguishment of liability.
2014 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•
Of our five named executive officers for 2014, our CEO transitioned from interim to long-term status mid-year, two executives were newly hired during 2014, one took on an expanded role in the middle of 2014.

•	There were no salary increases to any incumbent named executive officers.

•
2014 cash bonuses for incumbent name executive officers were between 55% and 100% lower in 2014 than in 2013. Cash bonuses for the two new hires were for recruitment purposes (i.e., sign-on bonuses) and for individual achievement during the portion of the year employed by the company. The CEO was paid no cash bonus relating to 2014 performance.

•
Total cash compensation (comprised of cash salary and any cash bonuses) for the incumbent named executive officers was 25% - 35% lower in 2014 than 2013. This was slightly below the peer group median in the aggregate, with total cash compensation for 2014 for our CEO 55% below the median of total cash compensation for peer group CEOs.

•
Excluding our CEO, the two incumbent named executive officers saw year-over-year reductions in total compensation of approximately 70%; in addition, they were between 25% and 78% below the median for their position in the peer group for 2014.

•
Total compensation for the two executives hired in 2014, including the special inducement equity awards, were within 15% of the annual total compensation 75th percentile of our peer group for their respective positions. (It should be noted that the special inducement grants awarded upon hire in 2014 were higher than any awards expected in years following the year of hire, as is consistent with our standard compensation program.) Although we do not target the 75th percentile for ongoing executive officer incumbents who are not new hires, we view this as a reasonable one-time position for the initial year of hire as both executives were recruited externally.

Highlights relating to our CEO:

•
In connection with his promotion to CEO from interim CEO, Mr. Glaser was granted a restricted stock unit valued at $750,000 on the date of grant. This award was viewed by our Compensation Committee as a one-time promotion award outside of our regular annual compensation program and is not expected to be repeated in 2015. This one-time award resulted in an 11% increase in equity grant value from 2013 but, excluding the one-time award, the value of the annual CEO award was 28% lower year over year and is 34% below the median for peer group CEOs.

•
Of the total value of equity awards granted to our CEO in 2014, including the one-time promotion award in that total, 37% was subject to performance objectives; excluding the one-time promotion award from the total, nearly 80% was subject to performance objectives. Importantly, $300,000 of our CEO's 2014 total equity was in lieu of cash salary for both 2013 and 2014, thus making a portion of his annual salary more performance based than if his salary had been paid solely in cash. There was no premium added to the option value when replacing the cash salary (i.e., $150,000 of salary for each of 2013 and 2014 was granted as options in 2014). Note that, going forward, the company expects that the equity portion of the salary will be granted in the compensation year in which it applies.

•
Our CEO's total direct compensation for 2014 (comprised of salary, bonus and equity awards), even if the one-time promotion award is included, was 1% lower than 2013 and was 10% below the median for peer group CEOs; if the $750,000 promotion award is excluded, CEO total direct compensation for 2014 was 30% lower than 2013 and was 36% below the median.

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

•
Annual performance-based cash bonus. We establish an MBO plan on an annual basis, under which our named executive officers (other than our chief executive officer for 2013 and 2014) each have an opportunity to receive a cash bonus upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The cash bonuses are intended to motivate our executives to achieve our financial and strategic objectives. Cash bonuses are not guaranteed and bonuses in 2014 were below the target opportunity provided to each eligible named executive officer.

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
We believe that there are multiple, dynamic factors that contribute to the success of our businesses and the individuals that lead those businesses. Moreover, we recognize that our business and the industry in which we operate are constantly evolving and highly competitive in nature. Our approach to executive compensation, therefore, has been to avoid adopting a strict, formulaic structure and to instead allow for a more nuanced and customized system. Under our executive compensation program, we consider the needs of our businesses and our company as a whole; design various elements of compensation to drive our executives and their teams to meet or exceed company goals and objectives; and take into account competitive practices in order to achieve our recruiting and retention needs. Consistent with our desire to maintain competitive practices and achieve our recruiting and retention goals, in addition to our three primary elements of compensation, our executive compensation packages also contain certain severance and change in control arrangements; some targeted, one-time bonuses; and retirement and other generally available benefits. In general, we provide very limited executive perquisites, and we do not provide our executives with tax gross ups or supplemental retirement plans.
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2014, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.
The Role of the Compensation Consultant. Our Compensation Committee has selected and directly retains the services of Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm. F.W. Cook does not provide any other services to RealNetworks and works with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee. The Compensation Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. F.W. Cook also provides general observations on our compensation programs, but it does not determine or recommend the amount or form of compensation for our named executive officers. A representative of F.W. Cook attends Compensation Committee meetings from time to time, when requested by the Compensation Committee.
The Role of Peer Groups, Surveys and Benchmarking. In October 2013, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “October 2013 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. The 17 peer group companies were publicly traded, U.S.-based internet and software companies, and were selected to reflect our smaller size following recent organizational changes and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the October 2013 Peer Group are:
Avid Technology, Inc.    Digital River, Inc.    Rosetta Stone Inc.
Blucora, Inc.    Harmonic Inc.    Shutterfly Inc.
Blue Nile, Inc.    Limelight Networks, Inc.    Take-Two Interactive, Inc.
Constant Contact, Inc.    LogMeIn Inc.    Travelzoo Inc.
Conversant, Inc. (f.k.a. ValueClick, Inc.)    Move Inc.    Vocus, Inc.
Dice Holdings, Inc.    OpenTable Inc.
With the oversight of our Compensation Committee, in October 2014 F.W. Cook provided comparisons of RealNetworks’ executive compensation to the benchmark pay data from the October 2013 market study. The October 2013 Peer Group was adjusted to remove Vocus, Inc. following its recapitalization as a privately held company in June 2014. (Conversant, Inc. was acquired by Alliance Data Systems on December 10, 2014, subsequent to our October 2014 compensation study update.) The compensation arrangements of our executives were analyzed and assessed in relation to the market data, including the compensation for Messrs. Bali and Mulica at the time of their hire and for Mr. Glaser in connection with his appointment as our chief executive officer. Our Compensation Committee deemed these executive arrangements to be appropriate.
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

Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2014 annual meeting of shareholders, which took place in our third fiscal quarter, our shareholders approved the compensation of our named executive officers as disclosed in our 2014 proxy statement by a vote of approximately 85% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2014 compensation of our executive officers had been made. However, we highly value the input of our shareholders and the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2014 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. Specifically, during 2014, the Chair of our Compensation Committee and our Lead Independent Director engaged in discussions regarding executive compensation with representatives of certain of our largest shareholders. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2015 and future compensation programs for our executive officers.
2014 COMPENSATION
Chief Executive Officer Compensation
Mr. Glaser was named chief executive officer in July 2014, after having served as our chief executive officer from the founding of RealNetworks until January 2010, and then returning as interim chief executive officer in July 2012. When Mr. Glaser accepted the role of interim chief executive officer in July 2012, the Compensation Committee engaged F.W. Cook to assist in the design of a compensation package for Mr. Glaser. In connection with this engagement, F.W. Cook compiled a peer group, generally in line with that described above, and presented to the Compensation Committee its analysis and recommendations regarding the compensation arrangements for Mr. Glaser, which included base salary, annual performance-based cash bonus, and long-term, performance-based equity compensation. Based upon the F.W. Cook analysis, the Compensation Committee recommended, and the full Board of Directors approved, certain basic compensation arrangements that were in place on an interim basis through the first half of 2014 and then a more complete compensation package as reflected in the offer letter dated July 24, 2014 governing compensation for the second half of 2014.
Mr. Glaser’s compensation for approximately the first half of 2014 was consistent for the most part with his 2013 and 2012 compensation arrangements as approved by the Board, upon the recommendation of the Compensation Committee, in late 2012 when he became interim chief executive officer. Specifically, this interim compensation for the first half of 2014 was comprised of an annualized base salary at a rate of $450,000, which was supplemented with $150,000 worth of stock options specifically provided in lieu of cash salary (2013 and 2014 “salary replacement options”). The options are viewed as more performance based than the salary that they replace and more aligned with shareholder interests. In July 2014, upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, competitive factors and applicable regulatory requirements, the Board approved a compensation package for Mr. Glaser as non-interim chief executive officer, which included (i) an annualized base salary at a rate of $450,000, which was supplemented with $150,000 worth of stock options; (ii) an annual cash incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a promotion award of restricted stock units covering $750,000 worth of shares of our common stock on the date of grant(this promotion award was viewed by the Compensation Committee as similar to a new-hire equity award as Mr. Glaser committed to the full-time CEO position); (iv) severance arrangements as more fully described below; (v) the reimbursement of certain personal legal fees incurred in the negotiation, preparation and execution of his offer letter and severance agreement; (vi) certain facilities-related costs attributable to his personal assistant; and (vii) generally available employee benefits.
The Compensation Committee views Mr. Glaser’s 2014 annualized total compensation without the $750,000 promotion RSU award, since it was outside of our regular compensation program and was intended to induce Mr. Glaser and recognize his transition from interim chief executive officer to full time. Using the Compensation Committee's internal view, which excludes the promotion RSU value, the annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s October 2014 update analysis, and Mr. Glaser’s actual 2014 compensation, after accounting for the fact that no bonus was paid, was 36% below the median of the take-home total compensation for chief executive officers in the October 2013 Peer Group companies. Furthermore, his total compensation was lower by 30% compared to 2013.

If the $750,000 promotion RSU is included in Mr. Glaser’s compensation, which is not how the Compensation Committee viewed 2014 compensation, then his take-home compensation after earning no bonus would have been approximately at the median of other chief executive officers in our peer group and would have been down 1% compared to 2013.
Salary Options. Although Mr. Glaser's intended base salary value was $600,000, consistent with 2013 and 2012, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2013 was granted by the Board of Directors on January 17, 2014 and, because it related to the 2013 compensation year, was fully vested at the time of grant and covered 37,025 shares of our common stock with an exercise price equal to $7.73 per share, which was the closing price of our common stock on the date of grant. The stock option in lieu of salary for 2014 was granted on July 28, 2014 in connection with the Board's approval of his non-interim compensation arrangements. This 2014 salary option covered 39,173 shares of our common stock with an exercise price equal to $7.79 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of annual 2014 salary, the salary replacement options vested ratably each month over 2014, with six months of catch-up vesting upon grant and fully vested as of December 31, 2014. The Summary Compensation Table shows both awards were granted in 2014, so two years of salary replacement options for $150,000 appear as 2014 compensation. The Compensation Committee's view is that $150,000 is attributable to 2013 and $150,000 to 2014. These salary replacement options were granted pursuant to the 2005 Plan.
Annual Performance-Based Cash Bonus. Due to the interim nature of Mr. Glaser’s role during the first half of 2014, he was not included in the 2014 MBO Plan (discussed below) when it was adopted. Although the offer letter dated July 24, 2014 provides for an opportunity for Mr. Glaser to earn a cash bonus pursuant to the MBO Plan, there were no performance goals set for him by the Board and he was not considered for a bonus pursuant to the 2014 MBO Plan. Moreover, no standalone cash incentive plan was adopted for him and no discretionary cash bonus was paid to him in 2014.
One-Time Promotion Award. In connection with his acceptance of the chief executive officer title in July 2014, Mr. Glaser was awarded a restricted stock unit award valued at $750,000 on the date of grant. The RSU award, approved by the Board with a grant date of July 28, 2014, comprises 96,277 shares of our common stock and vests in full on the third anniversary of the grant date, subject to Mr. Glaser's continued service to the company through the vesting date. This promotion RSU was to recognize that Mr. Glaser transitioned his role from interim CEO to full-time CEO, rather than hiring an external CEO. The award was viewed as equivalent to a CEO hew-hire inducement award. The RSU award was granted pursuant to the 2005 Plan.
Long-Term Performance-Based Equity Award. On December 29, 2014, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term performance-based option to purchase 400,000 shares of our common stock at an exercise price equal to $7.21, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with 2013 and 2014 salary replacement options (2 x $150,000 = $300,000) and a one-time promotion RSU award for $750,000 comprising the rest. The 2014 annual performance option is eligible to vest upon the achievement, no later than the third anniversary of the grant date, of an absolute increase in total shareholder return of RealNetworks' common stock, using a trailing 90-day average stock price (as adjusted to reflect any dividends), of greater than 50% over the closing price of RealNetworks' common stock as reported on the Nasdaq Stock Market on the grant date (the "TSR Goal"), and if the TSR Goal is achieved and subject to Mr. Glaser's continued employment with us through the date on which the Board certifies achievement of the TSR Goal, then the performance option shall vest at a rate of 1/48th each month following the grant date for a total vesting period of four years, with retroactive vesting upon the achievement of the TSR Goal if applicable, but in each case subject to Mr. Glaser's continued employment with us. The performance option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan.
In the event of a change in control, as defined in the severance agreement between the company and Mr. Glaser dated July 24, 2014, while the performance option is outstanding but prior to the achievement of the TSR Goal, if the TSR Goal otherwise would be deemed achieved as measured by substituting for the trailing 90-day average stock price, the fair market value of our common stock immediately prior to the change in control (as adjusted to reflect any dividends), then the TSR Goal will be deemed achieved as of such date.
Even with the promotion RSU award and the salary replacement options, Mr. Glaser’s long-term incentive value for 2014 was equivalent to the peer group median. If the promotion award were removed, then his long-term incentive compensation would appear to be 34% below the median. This value, which excludes the one-time promotion award, is how the Compensation Committee viewed the annual pay rate. Further, if the promotion RSU award value were excluded, then Mr. Glaser’s long-term incentive value was 28% lower than 2013, while it was 10% higher year-over-year if the promotion award is included. Finally, the Compensation Committee's view, which excludes the 2013 and 2014 salary replacement options as well as the promotion RSU award, is that Mr. Glaser’s annual equity was 100% performance-based, since the options require a minimum 50% price increase to be eligible to vest.
2012 Long-Term Performance-Based Equity Award. On December 31, 2012, Mr. Glaser was granted an award of performance-based restricted stock units covering 132,275 shares of our common stock, which were to be earned and vested, if at all, based on the achievement of pre-established adjusted EBITDA goals in fiscal years 2013 and 2014. On January 22, 2015, the Board certified that the performance goals were not achieved and, therefore, this restricted stock units award expired without being earned, and the award was terminated. The Company views forfeiture of a previously granted award for failing to meet the goals to be a performance-driven outcome that is consistent with its desired philosophy.
The following table shows equity awards granted to Mr. Glaser in 2014 and 2013:

	Annual Equity Awards			Grants Outside the Annual Equity Award Program
	Performance-based Options	Time-based Options	Total Annual Equity	2013 Salary Options(1)	2014 Salary Options(2)	CEO Promotion RSUs	Total Equity Awards
2014	$1,096,000	$0	$1,096,000	$149,999	$149,997	$749,998	$2,145,994
2013	$0	$1,938,850	$1,938,850	$0	$0	$0	$1,938,850
% Change			-43.5%				+10.7%
% of Peer Median			-47.8%				+2.2%

(1)	Granted in January 2014 in lieu of $150,000 in salary for 2013.

(2)	Granted in July 2014 in lieu of $150,000 in salary for 2014.
Stock Ownership. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary.
Overall CEO Compensation Package. Our Board of Directors and our Compensation Committee believe that the 2014 compensation arrangements for Mr. Glaser were appropriate, given that a significant portion of the value of his 2014 compensation is equity-based requiring positive performance in our stock price in order for Mr. Glaser to realize any value. The 2014 compensation package for Mr. Glaser resulted in total direct compensation within 2% of the median for the October 2013 Peer Group if all equity awards are included and 34% below the median if the promotion equity awards are excluded per the Compensation Committee’s view of their purpose as an inducement to Mr. Glaser to become full-time CEO.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. With Mr. Glaser's return to operational leadership of Real in

July 2012 and the hiring of each of our three president-level executives within the last two years, the base salaries of most of our executives were recently established. Mr. Wan's salary was most recently adjusted upon his promotion to chief financial officer in April 2012. In connection with F.W. Cook's market study update in October 2014, our Compensation Committee determined that the base salaries for Messrs. Glaser and Wan were below the 25th percentile, and the salaries for Messrs. Bali, Mulica and Pellegrini, who were all externally hired during the last two fiscal years, were above the median. No adjustments to salary were made following the review, as each had been set at some point within the prior two calendar years. The following table shows the annualized cash base salaries paid to our named executive officers in 2014, with a comparison to 2013:

Name	2014 Base Salary		2013 Base Salary		Year-over-year Change
Rob Glaser	$450,000	(1)	$450,000	(1)	0.0%
Tim Wan	$285,000		$285,000		0.0%
Atul Bali	$400,000	(2)	---		---
Michael Mulica	$400,000	(3)	---		---
Max Pellegrini	$400,000		$400,000	(4)	0.0%

(1)	Mr. Glaser also received a salary replacement option award, as described above.

(2)	Hired in April 2014; amount reflects annualized salary rate (actual 2014 salary paid was $278,974).

(3)	Hired in June 2014; amount reflects annualized salary rate (actual 2014 salary paid was $225,897).

(4)	Hired in February 2013; amount reflects annualized salary rate (actual 2013 salary paid was $344,102).
Annual Performance-Based Cash Bonuses
In March 2014, the Compensation Committee established our 2014 MBO Plan, which is our performance-based cash bonus program, in order to motivate and reward an individual's annual contribution to company performance. The MBO Plan is administered pursuant to the 2005 Plan. The MBO Plan pays an annual cash bonus to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan for 2014 previously established by the Board in consultation with management. The Compensation Committee determined that implementing an annual measurement period under the 2014 MBO Plan was ideal for aligning the plan’s performance measurement period with our financial planning and budgeting period.
Each of our named executive officers was eligible to participate in the 2014 MBO Plan, with Mr. Glaser having a target bonus equal to 100% of his annual cash base salary and each of the other executives having a target bonus equal to 75% of his annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives. As discussed above, Mr. Glaser did not participate in the 2014 MBO Plan, due to the interim nature of his position for the first half of 2014; Mr. Glaser was not paid any cash bonus for 2014. Although Mr. Wan participated in the 2014 MBO Plan, he did not receive an incentive bonus for 2014 because he departed from the company on March 1, 2015, prior to the payment of bonuses under the 2014 MBO Plan; he did, however, earn a retention bonus in 2015 equal to $265,000 in consideration for his efforts to ensure a smooth transition of responsibilities to our new chief financial officer.
For Messrs. Bali and Mulica, because they joined RealNetworks in mid-2014, although target bonuses were set for them at the time of hire, performance objectives were not established and neither participated in the plan. For 2014, however, as more fully discussed below, Messrs. Bali and Mulica were paid discretionary cash bonuses determined in a manner consistent with actual earnout under the 2014 MBO Plan and with their partial period of service. Messrs. Bali and Mulica are eligible to participate in the 2015 MBO Plan, which is performance based.
The following table shows the actual bonuses earned by our named executive officers for 2014, with a comparison to 2013:

Name	2014 Actual Incentive Bonus	2014 Sign-on Bonus	2014 Total Actual Bonus	2013 Total Actual Bonus		Year-over-year Change
Rob Glaser	$0	$0	$0	$244,492		-100.0%
Tim Wan	$0	$0	$0	$125,047		-100.0%
Atul Bali	$80,000	$225,000	$305,000	---		---
Michael Mulica	$100,000	$200,000	$300,000	---		---
Max Pellegrini	$191,000	$ 0	$191,000	$441,067	(1)	-56.7%

(1)	Includes 2013 sign-on bonus for $275,000.
The following elements were applicable to our 2014 MBO Plan. Unless otherwise noted, the terms of the 2014 MBO Plan were also used to determine the discretionary cash bonuses paid to Messrs. Bali and Mulica.
•Performance Criteria - The performance criteria used to determine the annual bonuses for the participating named executive officers were revenue and adjusted EBITDA for either divisional results or corporate results, or both, depending upon whether the executive had divisional responsibility. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget. Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2014 MBO Plan because it was a key element of our 2014 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA as a performance metric under the 2014 MBO Plan in order to reward our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Performance criteria for our participating named executive officers also included individualized non-financial strategic goals intended to specifically motivate each executive to accomplish specific goals that would drive our growth and strong financial performance. The 2014 cash bonuses for Messrs. Bali and Mulica were calculated based on only the revenue objectives (at 60%, comprised of 40% divisional and 20% corporate) and adjusted EBITDA objectives (at 20%, all divisional), as were applicable to the other executives participating in the 2014 MBO Plan. No individual strategic goals were established or applied to Messrs. Bali and Mulica's bonuses. The following table indicates the 2014 performance goals for each named executive officer, other than Mr. Glaser since he received no 2014 bonus, as well as the weightings of the goals:

Name	Revenue Goals	Adjusted EBITDA Goals	Individual Strategic Goals
Tim Wan (1)	Company Revenue (weighted at 60%)	Company Adjusted EBITDA (weighted at 20%)	Develop plans regarding operating expense savings and support strategic goals relating to the businesses (weighted at 20%)
Atul Bali	Games Division Revenue (2) (weighted at 40%) Company Revenue (weighted at 20%)	Games Division Adjusted EBITDA (2) (weighted at 20%)	None
Michael Mulica	Mobile Entertainment & RealPlayer Division Revenue (2) (weighted at 40%) Company Revenue (weighted at 20%)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (2) (weighted at 20%)	None
Max Pellegrini	Mobile Entertainment & RealPlayer Division Revenue (2) (weighted at 40%) Company Revenue (weighted at 20%)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (2) (weighted at 20%)	Develop plans regarding operating expense savings; product launch and KPI goals relating to the business (weighted at 20%)

(1)
Although Mr. Wan participated in the 2014 MBO Plan, he departed from the company on March 1, 2015, prior to the payment of bonuses pursuant to the plan. As a result, the Compensation Committee did not determine the achievement of the applicable performance goals for him and he did not receive a bonus under the 2014 MBO Plan.

(2) Excludes the results of certain corporate-directed product initiatives not within the purview of the named executive officer.
•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2014, including a mid-year assessment of such plan by our Board. The initial strategic plan for 2014 served as the basis for company revenue and adjusted EBITDA targets and for Mobile Entertainment revenue and adjusted EBITDA targets for Mr. Pellegrini under the MBO Plan. Because Mr. Bali and Mr. Mulica joined the company after adoption of the initial 2014 strategic plan, the Games division revenue and adjusted EBITDA targets applicable to Mr. Bali and the revenue and adjusted EBITDA targets for both the Mobile Entertainment and RealPlayer divisions applicable to Mr. Mulica were based upon the second half forecast set after they joined the company. Similarly, because Mr. Pellegrini's role was expanded to include the RealPlayer division in June, his target revenue and adjusted EBITDA targets for that division were adjusted by the second half forecast for his role under the expanded set of responsibilities as well. The following table shows the target and actual revenue and adjusted EBITDA goals that applied to the specified named executive officer:

Revenue Goals:	Target	2014 Actual
Company Revenue (all)	$171.6M	$156.2M
Games Division Revenue (Mr. Bali)	$41.1M	$37.1
Mobile Entertainment Revenue (Mr. Mulica)	$74.7M	$75.4M
Mobile Entertainment Revenue (Mr. Pellegrini)	$76.2M	$75.4M
RealPlayer Division Revenue (Messrs. Mulica & Pellegrini)	$49.9M	$39.2M
Adjusted EBITDA Goals:
Company Adj EBITDA (Mr. Wan)	($54.0M)	($56.6M)
Games Division Adj EBITDA (Mr. Bali)	($10.5M)	($8.7M)
Mobile Entertainment Adj EBITDA (Mr. Mulica)	($0.6M)	$2.2M
Mobile Ent Adj EBITDA (Mr. Pellegrini)	($0.2M)	$2.2M
RealPlayer Division Ad EBITDA (Messrs. Mulica & Pellegrini)	($18.3M)	($28.5M)
Mr. Pellegrini was determined to have partially achieved his individual strategic goals for 2014and his bonus payment was commensurate and formulaic based on the achievement level. As discussed above, Messrs. Bali and Mulica were not subject to individual strategic goals for 2014 because they were hired mid-year, after the establishment of the 2014 MBO Plan. Both Messrs. Bali and Mulica will participate in the 2015 MBO Plan.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2014 MBO Plan to earn awards greater than target for adjusted EBITDA or revenue performance unless revenue or adjusted EBITDA performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2014 MBO Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Adjusted EBITDA - Divisional		Adjusted EBITDA - Corporate
Attainment	Incentive Payout(2)	Attainment	Incentive Payout(3)
>$500k below budget	No payout	>$2M below budget	No payout
$500k below, up to budget	50 - 100%	$2M below, up to budget	50 - 100%
Budget, up to $2M over	100% - 200%

(1)	Payout based on revenue goals was capped at 100% unless the adjusted EBITDA attainment reached 100%.

(2)	Payout based on adjusted EBITDA divisional goals was capped at 100% unless the revenue attainment reached 100%.

(3)	Payout based on adjusted EBITDA corporate goals was capped at 100%.
The 2014 MBO Plan included a discretionary modifier to adjust the calculated payout for an individual executive officer upward or downward by up to 25%, based on such factors as shareholder value creation, revenue growth, cash flow generation, use of capital, or other considerations that the Compensation Committee deemed relevant. Notwithstanding the performance and payout targets established under the 2014 MBO Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. However, under the 2014 MBO Plan, no upward adjustments in bonus payouts were permitted with respect to certain participants, including the company’s chief financial officer or any president. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2014 MBO Plan, except in the case of death or disability.
Under the 2014 MBO Plan, the actual payouts as a percentage of target and of base salary for each of our named executive officers, except the chief executive officer, was made pursuant to the formula based on goal achievement. The payments calculated for Messrs. Bali and Mulica were generally based on the formulaic achievement of the corporate goals, prorated for service since they were mid-year new hires. The payments earned for performance under the 2014 MBO Plan were as follows:

Name and Title	Target Payout under 2014 MBO Plan (as a percentage of base salary)	Actual Payout under 2014 MBO Plan (as a percentage of base salary)	Actual Payout under 2014 MBO Plan

Tim Wan	75%	0% (1)	$0 (1)

Atul Bali (2)	75%	28.7% (3)	$80,000

Michael Mulica (2)	75%	44.3% (3)	$100,000

Max Pellegrini	75%	47.8%	$191,000

(1)	Mr. Wan was not paid a bonus pursuant to the 2014 MBO Plan because he terminated his employment with the company prior to the payout of bonuses in March 2015.

(2)
As discussed above, Messrs. Bali and Mulica did not formally participate in the 2014 MBO Plan. The Compensation Committee did, however, approve a discretionary payout based on a 75% target bonus opportunity for each of these executives in accordance with the structure of the plan, except that no individual goals were applied, as described above. Since both executives joined mid-2014, discretionary bonus payouts were prorated based on the executive's employment during 2014.

(3)	Percentage is calculated based on the actual, prorated cash salary earned in 2014.
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
Signing Bonus. Pursuant to our offer letter to Mr. Bali, dated February 21, 2014, he was paid a signing bonus of $225,000, of which $150,000 was paid within 30 days of his April 21 start date with RealNetworks and $75,000 was paid within 30 days of his family's relocation to Seattle. Mr. Mulica was paid a signing bonus of $200,000 within 30 days of his June 6 start date pursuant to his offer letter, dated May 31, 2014, from the company. These bonuses were subject to repayment in full if the executive voluntarily left his employment with RealNetworks other than for good reason (as defined in the offer letter) within 18 months of his start date. The Compensation Committee believed that these signing bonuses were necessary to recruit these executives to the company.
Discretionary Bonus. As discussed above, Messrs. Bali and Mulica were paid discretionary bonuses because they did not participate in the 2014 MBO Plan and no standalone formal cash incentive plan was adopted for them. These discretionary bonuses were, however, based on the 2014 MBO Plan framework and such bonuses were calculated ratably based on the full months of service applicable to each executive for 2014. See table above and related discussion in the section entitled, “Annual Performance-Based Cash Bonuses.” Accordingly, although the bonuses are disclosed as discretionary, that discretion was applied using pre-established corporate goals and formulae in place for our other MBO Plan participants. The Compensation Committee determined that this approach was appropriate for purposes of internal equity and consistency in the application of our executive compensation program.
The following table shows total actual cash compensation earned by our named executive officers in 2014, with a comparison to 2013:

Name	2014 Actual Total Cash		2013 Actual Total Cash		Year-over-year Change
Rob Glaser	$450,000		$694,492		-35.2%
Tim Wan	$285,000		$410,047		-30.5%
Atul Bali	$583,974	(1)	---		---
Michael Mulica	$525,897	(2)	---		---
Max Pellegrini	$591,000		$785,169	(3)	-24.7%

(1)	Started working at RealNetworks in April 2014; amount reflects 2014 actual cash compensation earned from the commencement of Mr. Bali’s employment.

(2)	Started working at RealNetworks in June 2014; amount reflects 2014 actual cash compensation earned from the commencement of Mr. Mulica’s employment.

(3)	Started working at RealNetworks in February 2013; amount reflects 2013 actual cash compensation earned from the commencement of Mr. Pellegrini’s employment.
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
2014 Option Awards. On April 21, 2014, in connection with the commencement of his employment with us, the Compensation Committee granted a time-based stock option to Mr. Bali to acquire 400,000 shares of common stock with an exercise price equal to $7.735, the closing price of our common stock on the grant date. The option vests 25% on the one-year anniversary, subject to continued employment, then vests an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Bali to the company.
On June 6, 2014, in connection with the commencement of his employment with us, the Compensation Committee granted a time-based stock option to Mr. Mulica to acquire 500,000 shares of common stock with an exercise price equal to $7.50, the closing price of our common stock on the grant date. The option vests 25% on the one-year anniversary, subject to continued employment, then vests an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Mulica to the company.
Also on June 6, 2014, upon Mr. Glaser’s recommendation, the Compensation Committee granted a time-based stock option to Mr. Pellegrini to acquire 100,000 shares of common stock with an exercise price equal to $7.50, the closing price of our common stock on the grant date. The option was granted in connection with the expansion of Mr. Pellegrini's duties and related change in his title from President, Mobile Entertainment to President, Products and Marketing, overseeing the product and marketing functions in both the Mobile Entertainment and RealPlayer divisions. The option vests in accordance with our standard four-year vesting schedule of 12.5% on each of the successive six-month periods following the grant date, subject to the executive’s continued employment with the company.
Mr. Wan was not granted any equity awards in 2014.
See the section entitled "Chief Executive Officer Compensation" for a discussion of Mr. Glaser’s options. As discussed, he was granted $300,000 in option value to replace $150,000 in 2013 and 2014 salary, plus a $750,000 promotion RSU grant that was viewed as equivalent to a hiring inducement award. Excluding these special awards that are outside of the regular compensation program, Mr. Glaser’s annual options were 100% performance based and require price appreciation of at least 50% above the grant price within three years of the grant date in order to be eligible to vest. These performance options granted in December 2014 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2014 compensation and 100% of it was performance contingent.
2013 Performance-Based Option Award. Previously, in connection with his hire in February 2013, pursuant to his offer letter, Mr. Pellegrini was granted an option to purchase 350,000 shares of common stock that were to be earned and vested, if at all, upon the achievement of pre-established goals related to fiscal years 2013, 2014, 2015 and 2016. These goals were based on revenue, adjusted EBITDA, and key performance indicators relating to the company’s Mobile Entertainment business. The Compensation Committee deemed the achievement of these goals to be very challenging such that significant effort would be required for attainment. This performance-based option award allows for the acceleration of the vesting of a limited number of awards each year in the event of earlier achievement. On February 7, 2014, the Compensation Committee determined that the revenue and adjusted EBITDA goals for 2013 had been achieved (revenue of $81.2 million compared to a target of $74.7 million; adjusted EBITDA of $5.8 million compared to a target of $5.3 million), although the subscriber goal had not been achieved. As a result, the Compensation Committee determined that 43,750 shares subject to Mr. Pellegrini’s performance-based option award had vested and been earned as of December 31, 2013. The exercise price relating to those vested shares is equal to $7.79, the closing price of our common stock on the vesting date. The Compensation Committee determined that no additional shares subject the option had vested as of December 31, 2014, as none of the performance goals were achieved as of such date. There has been no discretion used in scoring the performance equity awards and all earnouts and forfeitures under these performance equity awards to date have been pursuant to the pre-established performance goals.
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. In 2014, we (i) reimbursed Mr. Glaser for legal fees that he incurred in connection with the negotiation of his offer letter and severance agreement with us, and (ii) imputed the costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant; all of these amounts have been reported as taxable income to Mr. Glaser. For Mr. Bali, as negotiated at the time of his hire and reflected in his offer letter, we reimbursed him $8,344 for costs relating to the relocation of his family to Seattle. The relocation benefit if subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in his offer letter) within 12 months of his start date. Mr. Bali's offer letter provided that the company would reimburse up to $100,000 for reasonable expenses incurred in his and his family's relocation, plus the reimbursement of closing costs in connection with the sale of his previous home and the purchase of a new home in the Seattle area. Mr. Bali's relocation benefits expire on August 31, 2015. For Mr. Pellegrini, as negotiated at the time of his hire and reflected in his offer letter, he is entitled to receive an annual allowance of up to 25,000 Euros for one family trip from New York to Italy. In 2014, we reimbursed Mr. Pellegrini $10,160 relating to this travel benefit. These amounts have been reported as taxable income to Messrs. Bali and Pellegrini. There were no other special benefits or perquisites provided to any other named executive officer in 2014.

Severance Benefits. We have entered into arrangements with each of our named executive officers pursuant to which the executive may become entitled to receive severance benefits upon a qualifying termination of employment. Additionally, Mr. Glaser's arrangements provide that if his employment terminates, but Mr. Glaser remains as Chairman of the Board, then he will remain eligible to participate in our group health plans or we may provide him with an annual cash payment equivalent to our premium cost for his participation in our group health plan. The terms of the severance benefits that each named executive officer is eligible to receive were negotiated with the executive at the time of his hire. The Compensation Committee believes that these severance benefits are appropriate in order to provide competitive compensation and enable the company to recruit and retain talented executives.
Historically our practice was to pay modest severance upon a voluntary termination, if an executive provided notice to us of at least 90 days, in order to encourage our executives to provide us with sufficient notice in advance of a departure to allow for an orderly transition period. In August 2012, the Compensation Committee, upon recommendation of Mr. Glaser, ended this practice going forward. Mr. Wan, however, has a severance arrangement that was entered into before this practice was ended. Accordingly, upon three months’ notice of a voluntary termination, the company is obligated to pay Mr. Wan three months of his base salary.
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”). These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of Messrs. Bali and Mulica entered into a CIC Agreement in 2014 in connection with his hire. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012. The Compensation Committee determined that our practices in this regard were in line with those of our peers, but that certain adjustments would be considered.
Our CIC Agreements provide for severance benefits if the employment of the executive is terminated without "cause" or such executive resigns for "good reason" (as such terms are defined in the CIC Agreement) during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control. Mr. Bali's CIC Agreement also provides for a special payment in the event of a divestiture of certain portions of the company's business prior to the fourth anniversary of such agreement. In addition, under our equity incentive plans, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.
The severance and change in control arrangements are described in further detail in the section below entitled, "2014 Potential Payments Upon Termination of Employment of Change-in-Control."
Tax and Accounting Implications
Deductibility of Executive Compensation.    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the federal corporate income tax deduction for compensation paid by a public company to its chief executive officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions. Our Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to seek to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is possible that from time to time we may enter into compensation arrangements under which payments are not deductible under Section 162(m). Deductibility will not be the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.
Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2014 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2015 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Michael T. Galgon Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table
The table below sets forth compensation information for the individuals who served as our chief executive officer, chief financial officer and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, based on compensation earned during our fiscal year ended December 31, 2014. We refer to these five individuals throughout this report as our “named executive officers” for 2014.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Rob Glaser (6)	2014	450,000	—	749,998	1,395,996	—	44,899	2,640,893
Founder, Chairman and Chief Executive Officer	2013	450,000	244,492	—	1,938,850	—	14,302	2,647,644
	2012	223,125	—	999,999	425,513	—	130	1,648,767

Tim Wan (7)	2014	285,000	—	—	—		2,954	287,954
Senior Vice President, Chief Financial Officer and Treasurer	2013	285,000	—	—	571,760	125,047	4,292	986,099
	2012	273,030	—	287,920	360,460	139,223	3,926	1,064,559

Atul Bali (8)	2014	278,974	305,000	—	981,080	—	13,249	1,578,303
President, Games

Michael Mulica (9)	2014	225,897	300,000	—	1,189,550	—	2,733	1,718,180
President, Worldwide Sales and Business Development

Max Pellegrini (10)	2014	400,000	—	—	237,910	191,000	14,615	843,525
President, Products and Marketing	2013	344,102	275,000	—	1,924,510	166,067	22,037	2,731,716

(1)
The amounts shown for Mr. Bali and Mr. Mulica reflect the portion of his respective annualized 2014 base salary of $400,000 that was earned from the commencement of his employment with RealNetworks, which was April 21, 2014 for Mr. Bali and June 6, 2014 for Mr. Mulica, through the end of fiscal year 2014.

(2)
The 2014 bonus amounts reported for Mr. Bali and Mr. Mulica represent (i) a one-time signing bonus of $225,000 and $200,000, respectively, and (ii) a discretionary bonus of $80,000 and $100,000, respectively, approved by the Compensation Committee based on the achievement of certain individual performance metrics. These bonuses were discretionary because the new-hire executives were not added to the 2014 formula bonus plan due to their mid-year start date. See the section of the Compensation Discussion and Analysis entitled “2014 Compensation — Special Cash Bonus Awards.”

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

(4)
The amounts reported represent cash incentive compensation which is based on performance in the year shown. This performance-based cash compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2014 Compensation — Annual Performance-Based Cash Bonuses.”

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $3,900 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation includes $3,570 for office space and parking for Mr. Glaser’s personal assistant, $40,363 reimbursed to Mr. Glaser for personal legal services, and $966 for life insurance premiums paid by RealNetworks for the benefit of Mr. Glaser. For Mr. Bali, all other compensation includes $8,344 for relocation costs pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled “2014 Compensation — Perquisites,” and also $4,625 and $280 for the 401(k) match and life insurance premiums paid by RealNetworks for the benefit of Mr. Bali. For Mr. Pellegrini, all other compensation includes $10,160 for costs related to personal travel to Italy pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled “2014 Compensation — Perquisites,” and also $3,825 and $630 for the 401(k) match and life insurance premiums paid by RealNetworks for the benefit of Mr. Pellegrini.

(6)	Mr. Glaser was named interim Chief Executive Officer in July 2012 and permanent Chief Executive Officer in July 2014.

(7)	Mr. Wan was appointed Senior Vice President, Chief Financial Officer and Treasurer effective April 18, 2012, and resigned from this position effective February 4, 2015.

(8)	Mr. Bali commenced employment as an executive officer of RealNetworks as President, Games effective April 21, 2014.

(9)	Mr. Mulica commenced employment as an executive officer of RealNetworks as President, Worldwide Sales and Business Development effective June 6, 2014.

(10)
Mr. Pellegrini commenced employment as an executive officer of RealNetworks as President, Mobile Entertainment effective February 20, 2013, and was named President, Products and Marketing effective June 2014.

2014 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2014 with respect to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards # of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	01/17/14								37,025	$7.73	$149,999
	07/28/14								39,173	$7.79	$149,997
	07/28/14								96,277	$7.79	$749,998
	12/29/14				—	400,000	—			$7.21	$1,096,000

Tim Wan	—	$106,875	$213,750	$358,031

Atul Bali	04/21/14								400,000	$7.74	$981,080

Michael Mulica	06/06/14								500,000	$7.50	$1,189,550

Max Pellegrini	—	$150,000	$300,000	$500,000
	06/06/14								100,000	$7.50	$237,910

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each named executive officer for 2014 performance. The actual amounts paid for 2014 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2014 Compensation — Annual Performance-Based Cash Bonuses.”

(2)
The amounts reported in these columns represent the threshold, target and maximum amounts of a performance-based option that was granted to Mr. Glaser in 2014. The option will vest, if at all, upon the attainment of certain target total shareholder return objectives within three years of the grant date. Upon achievement of such TSR objectives, the option vests in equal monthly installments over four years from the grant date, with retroactive vesting upon achievement of the TSR objectives. The award is described in further detail in the Compensation Discussion and Analysis in the section entitled “2014 Compensation — The Role of Long-Term Equity Awards — 2014 Performance-Based Option Award.”

(3)
The numbers of securities reported in this column represent non-qualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2014” table. The exercise price of the stock options is equal to the closing price of RealNetworks’ common stock on the date of grant. If a named executive officer’s employment terminates for any reason other than death, disability, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the named executive officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate.

(4)
The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2014 pursuant to the 2005 Plan, determined in accordance with financial accounting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Outstanding Equity Awards at December 31, 2014
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2014. The market value of the RSUs is based on the closing price of RealNetworks common stock on the NASDAQ Stock Market on December 31, 2014, which was $7.04.

		Option Awards					Stock Awards
Name(1)	Vesting Commence-ment Date(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	125,000 (4)	375,000 (4)		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	12/29/2014	—		400,000 (5)	7.21	12/29/2021
	—	—	—	—	—	—	96,277 (10)	677,790	—	—

Tim Wan	12/17/2009	750 (6)	—		10.52	12/17/2016
	12/17/2009	1,011 (6)	—		10.52	12/17/2016
	12/17/2009	1,820 (7)	—		10.52	12/17/2016
	12/17/2009	2,500 (6)	—		10.52	12/17/2016
	12/17/2009	833 (6)	—		10.52	12/17/2016
	12/17/2009	1,541 (6)	—		10.52	12/17/2016
	12/17/2009	250 (6)	—		10.52	12/17/2016
	12/17/2009	5,666 (6)	—		10.52	12/17/2016
	12/17/2009	500 (6)	—		10.52	12/17/2016
	12/17/2009	415 (6)	—		10.52	12/17/2016
	09/21/2009	15,000 (4)	—		10.44	09/21/2016
	01/25/2010	15,000 (4)	—		14.40	01/25/2017
	02/01/2011	32,813	4,687 (4)		11.36	02/01/2018
	09/28/2012	50,000	50,000 (4)		8.32	09/28/2019
	07/25/2013	50,000	150,000 (4)		7.79	07/25/2020

Atul Bali	04/21/2014	—	400,000 (8)		7.74	04/21/2021

Michael Mulica	06/06/2014	—	500,000 (8)		7.50	06/06/2021

Max Pellegrini	02/20/2013	131,250	218,750 (8)		7.76	02/20/2020
	07/25/2013	43,750		306,250 (9)	7.79	07/25/2020
	06/06/2014	12,500	87,500 (4)		7.50	06/06/2021

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment and (b) applicable time or performance conditions as indicated in footnotes (2) through (10) below.

(2)	The options were vested in full on the grant date.

(3)	Options vested monthly over the fiscal year subject to continued employment, and were fully vested on December 31 of such year.

(4)
Options vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date subject to continued employment.

(5)
The option becomes exercisable only in the event of attainment of certain target total shareholder return objectives within three years of the grant date. Upon achievement of such TSR objectives, the option vests in equal monthly installments over four years from the grant date, with retroactive vesting upon achievement of the TSR objectives.

(6)	Options became fully vested on December 17, 2010 in accordance with the terms of the December 17, 2009 option exchange.

(7)	Options became fully vested on June 1, 2011 in accordance with the terms of the December 17, 2009 option exchange.

(8)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.

(9)
Represents performance-based options that are eligible for vesting over a four-year period, based upon the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks.

(10)
Represents restricted stock units that are scheduled to vest as to 100% of the shares subject to the award on the third anniversary of the grant date, or July 28, 2017, subject to the recipient's continued service to the company through the vesting date.

2014 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2014. None of our named executive officers exercised any option awards during fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	—	—
Tim Wan	—	—	7,500	57,435
Atul Bali	—	—	—	—
Michael Mulica	—	—	—	—
Max Pellegrini	—	—	—	—

(1)	Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date.

2014 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2014, (2) the price per share of our common stock was $7.04, which was the closing market price on December 31, 2014, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	1,800,000	1,800,000	—	—	—
	Bonus	—	450,000	—	—	—
	Equity award vesting acceleration	677,790	677,790	—	—	—

Tim Wan (1)	Severance	285,000	356,250	—	—	—
	Bonus	—	267,188	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Atul Bali	Severance	500,000	975,000	—	—	—
	Bonus	150,000	—	—	80,000	80,000
	Equity award vesting acceleration	—	—	—	—	—

Michael Mulica	Severance	400,000	825,000	—	—	—
	Bonus	150,000	—	—	100,000	100,000
	Equity award vesting acceleration	—	—	—	—	—

Max Pellegrini	Severance	600,000	1,186,500	—	—	—
	Bonus	191,000	—	—	191,000	191,000
	Equity award vesting acceleration	—	—	—	—	—

(1)
Mr. Wan voluntarily terminated his employment with RealNetworks effective March 1, 2015. Although he was paid no severance in connection with his termination, in 2015, he earned and was paid a retention bonus equal to $265,000.

Benefits Not In Connection With A Change in Control
Pursuant to his CEO severance agreement, in the event that, other than during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, either his employment is terminated without cause or he resigns for good reason, Mr. Glaser is eligible to receive (i) a lump sum payment equal to 200% of the sum of his then-current annual cash base salary and his then-current target annual bonus, (ii) a payment equal to the amount of bonus that he otherwise would have received pursuant to the bonus plan in which he participated at the time of his termination based on actual performance, had he remained employed through the end of the performance period, (iii) full acceleration of the vesting of his promotion RSU awarded July 28, 2014 (but not of any other equity awards), and (iv) up to 18 months of COBRA coverage. These severance benefits are subject to Mr. Glaser entering into a separation agreement and release of claims in favor of the company and his compliance with non-disparagement, no-hire, non-solicitation and non-competition covenants for a period of 24 months following the termination of his employment.
Pursuant to his offer letter, Mr. Wan is eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event. These severance benefits are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
Pursuant to his offer letter, Mr. Pellegrini is eligible to receive 18 months of salary and prorated bonus (in lump sum or monthly payments as determined by the company), plus an equivalent period of COBRA coverage, in the event that, prior to the three-year anniversary of his start date, his employment is terminated without cause other than in connection with a change in control event. Pursuant to their offer letters, Messrs. Bali and Mulica are eligible to receive 15 months and 12 months, respectively, of salary (in lump sum or monthly payments as determined by the company) and prorated bonus in lump sum, plus an equivalent period of COBRA coverage, in the event that his employment is terminated without cause other than in connection with a change in control event. For each of Messrs. Bali and Mulica, the prorated bonus severance would be in an amount equal to actual performance (but in any case not less than 37.5% of base salary) prorated to reflect his period of employment during the year in which the termination of his employment occurs.
In addition, each of Messrs. Bali and Pellegrini's offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options. If Mr. Mulica's employment is terminated without cause within his first year of employment, Mr. Mulica will receive one year of accelerated vesting of his then-unvested options. If Mr. Mulica’s employment is terminated without cause within the first four years of his employment, his initial option to acquire 500,000 shares of common stock will accelerate based on the higher of (i) the 30-day average closing price of the company’s stock preceding the date of employment termination or (ii) the 30-day average closing price of the company’s stock beginning on the date of employment termination. An average closing price that is (x) at least 200% of the option’s exercise price will result in 100% accelerated vesting of the option; (y) less than 200% but at least 150% of the option’s exercise price will result in accelerated vesting of the greater of 50% of the then-unvested portion of the option or 1 year of acceleration; and (z) less than 150% of the option’s exercise price will result in 1 year of accelerated vesting.
The severance benefits for Messrs. Bali, Mulica and Pellegrini described above are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
Certain equity awards held by Mr. Wan provide for partial vesting acceleration upon his termination by us without cause. Specifically, for awards granted prior to November 30, 2012, if we terminate the employment of the named executive officer for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
Mr. Glaser’s severance agreement provides that, if his employment terminates but Mr. Glaser remains as Chairman of the Board, then he will remain eligible to participate in our group health plans or we may provide him with an annual cash payment equivalent to our premium cost for his participation in our group health plan.
Benefits In Connection With A Change in Control
The CEO severance agreement provides that if, during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, Mr. Glaser's employment is terminated without cause or he resigns for good reason, then he will receive (i) a lump sum payment equal to 200% of the sum of his then-current annual cash base salary and his then-current target annual bonus, (ii) a lump sum payment equal to his then-current target bonus, prorated to reflect his period of employment during the applicable performance period, (iii) full acceleration of the vesting of any unvested, non-performance-based equity awards, and (iv) up to 18 months of COBRA coverage. These severance benefits are subject to Mr. Glaser entering into a release of claims in favor of the company and his compliance with non-disparagement, no-hire, non-solicitation and non-competition covenants for a period of 24 months following the termination of his employment.
Mr. Glaser’s performance-based option that was granted to him in December 2014, provides that in the event of a change in control, as defined in Mr. Glaser’s severance agreement, while the performance option is outstanding but prior to the achievement of the TSR Goal, if the TSR Goal otherwise would be deemed achieved as measured by substituting for the trailing 90-day average stock price, the fair market value of our common stock immediately prior to the change in control (as adjusted to reflect any dividends), then the TSR Goal will be deemed achieved as of such date. If a change in control had occurred on December 31, 2014, and the price per share of our common stock was $7.04, which was the closing market price on December 31, 2014, none of the shares subject to the performance-based option would have become vested.
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his termination of employment under certain circumstances. Specifically, if Mr. Wan’s employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus, his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. If any of Messrs. Bali, Mulica or Pellegrini’s employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 150% of his base salary, 150% of his target bonus, 150% of his prorated target bonus for any partial bonus period,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Mr. Wan) or 18 months (for Messrs. Bali, Mulica and Pellegrini) following employment termination. Mr. Bali’s CIC Agreement provides for a special payment in the event of a divestiture of certain portions of the company's business prior to the fourth anniversary of such agreement.
Benefits Upon Voluntary Termination, Death and Disability
Upon Voluntary Termination.    It has been our practice to pay a modest severance upon a voluntary termination if the executive provides advance notice to us of at least 90 days. This practice is intended to allow for a more orderly transition period. Pursuant to agreements in effect at December 31, 2014, Mr. Wan is eligible for severance equal to three months of his base salary if he provides at least three months’ advance notice. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each named executive officer has provided the required advance notice prior to voluntarily terminating his employment on December 31, 2014. Upon his voluntary termination in March of 2015, Mr. Wan did not receive any severance benefits.
Upon Death or Disability.    If the employment of a named executive officer had terminated on December 31, 2014 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2014 but not paid as of December 31, 2014.
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
Certain Defined Terms
For purposes of Mr. Glaser’s severance agreement, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) willful, substantial and continuing failure for a period of 30 days after written notice to perform the reasonable duties of his position (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, intended to result in substantial personal enrichment and that results in material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in substantial, material harm to the company.
For purposes of the offer letters, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) substantial and continuing failure after written notice to render services to the company in accordance with the terms and requirements of his employment (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, resulting in material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in material harm to the company.
For purposes of the CIC Agreements, the term “Cause” generally means conduct by the executive involving one or more of the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) willful, substantial and continuing failure to perform the reasonable duties of his position (other than due to illness or incapacity) for at least 30 days following written notice from the Board; (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, in each case that is intended to result in the substantial personal enrichment of the executive and that results in substantial, material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, which violation results in substantial, material harm to the company.
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
For purposes of Mr. Glaser’s severance agreement and the CIC Agreements, the term “Change in Control” generally means the occurrence of any of the following: (1) during any 24‑month period, individuals who, at the beginning of the period constitute the Board (the “Incumbent Directors”) cease to constitute at least a majority of the Board, provided that any directors whose election or nomination for election was approved by a majority vote of the Incumbent Directors will be considered an Incumbent Director (but not any director who was initially elected or nominated as a result of an actual or threatened election contest or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board); or (2) any person is or becomes a beneficial owner of securities of the company representing 50% or more of the combined voting power of the company’s then outstanding securities eligible to vote for the election of the Board, excluding any of the following acquisitions: (A) by the Company or any subsidiary, (B) by any employee benefit plan sponsored or maintained by the company or any subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, or (D) pursuant to a Non-Qualifying Transaction (as defined in clause (3) below); or (3) a merger, consolidation, statutory share exchange, reorganization or similar form of corporate transaction involving the company or its subsidiaries that requires the approval of the company’s shareholders, unless immediately following such corporate transaction: (A) more than 50% of the total voting power of (x) the surviving corporation resulting from such transaction, or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the surviving corporation, is represented by company voting securities that were outstanding immediately prior to such the corporate transaction (or, if applicable, is represented by shares into which such company voting securities were converted pursuant to such corporate transaction), and the voting power among the holders thereof is in substantially the same proportion as the voting power of such company voting securities among the holders thereof immediately prior to the corporate transaction, (B) no person is or becomes the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the parent corporation or surviving corporation and (C) at least half of the members of the board of directors of the parent corporation or surviving corporation following the corporate transaction were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such corporate transaction (any corporate transaction which satisfies all of the criteria specified in (A), (B) and (C) above will be deemed to be a “Non-Qualifying Transaction”); or (4) a change in the ownership of a substantial portion of the company’s assets which occurs on the date that any person, or group of persons acquires or has acquired during a 12‑month period assets from the company with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the company. Under Mr. Glaser’s severance agreement, the transaction also must constitute a change in control within the meaning of Internal Revenue Code Section 409A in order to be considered a "Change in Control."
For purposes of the equity award agreements, the term “Disability” generally means a permanent and total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended.
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Messrs. Bali, Mulica and Pellegrini's offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser)after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
For all of 2014, the Compensation Committee was composed of Ms. Roberts, Mr. Galgon, Ms. Lepore and Mr. Trempont. In 2014, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2014, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation in 2014.
Non-employee directors other than our Chairman receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2014 equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On September 22, 2014, our non-employee directors were each granted RSUs for 6,224 shares and an option to acquire 15,000 shares of our common stock having an exercise price of $7.23 per share, which RSUs and options vest as described above.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2014.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Unit Awards (2) ($)(1)	All Other Compensation ($)	Total ($)
John E. Cunningham IV (3)	60,790	34,574	45,000	—	140,364
Michael T. Galgon (4)	57,492	34,574	45,000	—	137,066
Dawn G. Lepore (5)	53,000	34,574	45,000	—	132,574
Janice Roberts (6)	69,984	34,574	45,000	—	149,558
Michael B. Slade (7)	42,000	34,574	45,000	352,903	474,477
Dominique Trempont (8)	96,975	34,574	45,000	—	176,549
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in 2014 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014. As of December 31, 2014, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 29,063 for Mr. Cunningham; 26,979 for Mr. Galgon; 21,770 for Ms. Lepore; 40,520 for Ms. Roberts; 33,750 for Mr. Slade; and 41,041 for Mr. Trempont.

(2)	As of December 31, 2014, each of our non-employee directors held 6,224 shares of RealNetworks common stock underlying outstanding RSU awards.

(3)	Mr. Cunningham served as a member of the Audit Committee and as Chair of the Nominating and Corporate Governance Committee for all of 2014.

(4)	Mr. Galgon served as a member of the Audit Committee and the Compensation Committee for all of 2014.

(5)	Ms. Lepore served as a member of the Compensation Committee for all of 2014.

(6)	Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee for all of 2014.

(7)
In August 2012, we entered into a strategic advisory agreement with Mr. Slade. Pursuant to this agreement, as amended, Mr. Slade was paid consulting fees for 2014 equal to (a) the pro rata equivalent of $20,000 per month for the period from January 1 through January 22 and (b) the pro rata equivalent of $30,000 per month for the period from January 23 through December 31, 2014. During the effective period of this agreement, Mr. Slade was not paid compensation for service on any committee of the Board. For a more detailed description of the strategic advisory agreement, please see the section entitled, "Item 13. Certain Relationships."

(8)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee during all of 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on February 26, 2015, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2015 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 36,105,098 shares outstanding as of March 15, 2015. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	13,099,202	36.0%
Ariel Investments, LLC (3)	3,676,982	10.2%
Dimensional Fund Advisors LP (4)	2,915,162	8.1%
John E. Cunningham IV (5)	45,015	*
Michael T. Galgon (6)	41,393	*
Dawn G. Lepore (7)	30,949	*
Janice Roberts (8)	67,203	*
Michael B. Slade (9)	54,446	*
Dominique Trempont (10)	68,032	*
Atul Bali (11)	100,000	*
Michael Mulica	0	*
Max Pellegrini (12)	231,250	*
Marjorie Thomas	0	*
Tim Wan **	0	*
All directors and executive officers as a group (12 persons)(13)	13,867,917	37.4%

*	Less than 1%.

**	Mr. Wan has departed from RealNetworks as of the table date.

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

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 306,198 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on January 9, 2015 by Ariel Investments, LLC. Ariel reported that as of December 31, 2014, it beneficially owned an aggregate of 3,676,982 shares of common stock and that its address is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G filed with the SEC on February 5, 2015 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2014, it beneficially owned an aggregate of 2,915,162 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)	Includes 29,063 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(6)	Includes 26,979 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(7)	Includes 21,770 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 40,520 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 33,750 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 41,041 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 2,593 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(12)	Includes 231,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(13)
Includes an aggregate of 959,169 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 15,558 RSUs that are scheduled to vest within 60 days of the table date.

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
In August 2012, we entered into a strategic advisory agreement with Michael Slade, a director, whereby Mr. Slade would provide consulting services relating to strategic initiatives of the company and our business units. During 2013, Mr. Slade was paid $20,000 per month for his services rendered pursuant to this agreement. Effective January 23, 2014, the scope of services provided by Mr. Slade pursuant to this agreement was expanded and the related fee was increased to $30,000 per month. Effective January 1, 2015, the arrangement was again amended to further expand the services and to provide for compensation for the 6-month period ended June 30, 2015 as follows: (i) a monthly cash fee equal to $33,333; (ii) the grant of an option to acquire RealNetworks common stock valued at $100,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iii) the award of restricted stock units valued at $50,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iv) reimbursement of the monthly equivalent of the $100,000-per-year cost of an executive assistant; and (v) a guaranteed bonus equal to $150,000. As amended, the engagement ends on June 30, 2015 but, unless otherwise terminated, automatically renews each month through December 31, 2015. To the extent that the agreement is extended beyond December 31, 2015, the agreement requires the annual approval of the Audit Committee pursuant to the RealNetworks, Inc. Policy Regarding Related Party Transactions. In the event that the arrangement is extended beyond June 30, 2015, Mr. Slade will be eligible to earn a performance bonus of up to $150,000 for the six-month period based upon the achievement of certain financial targets and/or milestones relating to the second half of 2015; any such bonus shall be prorated if Mr. Slade ceases to provide services to the company prior to December 31, 2015. Beginning January 1, 2015, Mr. Slade will be paid no fees related to his service on the RealNetworks Board of Directors or any committee thereof during the term of the amended services agreement.
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
Fees Billed by KPMG LLP During 2013 and 2014
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2013 and 2014, and fees billed for other services rendered by KPMG LLP.

	2013	2014
Audit Fees (1)	$1,250,000	$1,272,600
Audit-Related Fees	0	0
Tax Fees (2)	78,897	56,293
All Other Fees	0	0

Total Fees	$1,328,897	$1,328,893

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2013 and 2014, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2013 and 2014 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to certain of our subsidiaries.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2013 and 2014, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2014.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2014.
(a)(3) Index to Exhibits

Exhibit No.		Exhibit Description
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Marjorie O. Thomas, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2015.

REALNETWORKS, INC.

By:	/s/ Marjorie O. Thomas
Marjorie O. Thomas
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2015.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Marjorie O. Thomas	Chief Financial Officer and Treasurer
Marjorie O. Thomas	(Principal Financial and Accounting Officer)
/s/ *
John E. Cunningham IV	Director
/s/ *
Michael T. Galgon	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: /s/ Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Marjorie O. Thomas, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.