Form 10-Q
period 2015-03-31
REALNETWORKS INC
filed 2015-05-07
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2015 was 36,106,018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$102,994	$103,253
Short-term investments	31,394	58,453
Trade accounts receivable, net of allowances	15,510	15,257
Deferred costs, current portion	314	702
Deferred tax assets, net, current portion	651	652
Prepaid expenses and other current assets	8,278	8,980
Total current assets	159,141	187,297
Equipment, software, and leasehold improvements, at cost:
Equipment and software	71,840	74,100
Leasehold improvements	3,395	3,590
Total equipment, software, and leasehold improvements, at cost	75,235	77,690
Less accumulated depreciation and amortization	60,610	61,442
Net equipment, software, and leasehold improvements	14,625	16,248
Restricted cash equivalents and investments	3,000	3,000
Investment in and advances to Rhapsody	10,743	10,000
Available for sale securities	2,648	2,676
Other assets	3,761	2,299
Deferred costs, non-current portion	263	316
Deferred tax assets, net, non-current portion	899	999
Other intangible assets, net	9,700	10,109
Goodwill	16,839	17,355
Total assets	$221,619	$250,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,315	$18,653
Accrued and other current liabilities	22,052	25,286
Deferred tax liabilities, net, current portion	1,576	1,628
Deferred revenue, current portion	3,857	5,301
Total current liabilities	45,800	50,868
Deferred revenue, non-current portion	173	235
Deferred rent	1,207	1,215
Deferred tax liabilities, net, non-current portion	690	702
Other long-term liabilities	448	81
Total liabilities	48,318	53,101
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,106 shares in 2015 and 36,099 shares in 2014	36	36
Additional paid-in capital	621,007	617,756
Accumulated other comprehensive loss	(57,931)	(55,252)
Retained deficit	(389,811)	(365,342)
Total shareholders’ equity	173,301	197,198
Total liabilities and shareholders’ equity	$221,619	$250,299
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended March 31,
	2015	2014
Net revenue (A)	$30,597	$45,724
Cost of revenue (B)	16,547	18,786
Extinguishment of liability (See Note 9)	—	(10,580)
Gross profit	14,050	37,518
Operating expenses:
Research and development	12,379	14,059
Sales and marketing	12,837	21,723
General and administrative	7,283	9,317
Restructuring and other charges	485	1,216
Lease exit and related charges	78	79
Total operating expenses	33,062	46,394
Operating income (loss)	(19,012)	(8,876)
Other income (expenses):
Interest income, net	200	136
Gain (loss) on sale of available for sale securities, net	299	2,371
Equity in net loss of Rhapsody	(6,180)	(838)
Other income (expense), net	443	(77)
Total other income (expenses), net	(5,238)	1,592
Income (loss) before income taxes	(24,250)	(7,284)
Income tax expense (benefit)	219	486
Net income (loss)	$(24,469)	$(7,770)

Basic net income (loss) per share	$(0.68)	$(0.22)
Diluted net income (loss) per share	$(0.68)	$(0.22)
Shares used to compute basic net income (loss) per share	36,104	35,840
Shares used to compute diluted net income (loss) per share	36,104	35,840
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(94)	$(3,575)
Foreign currency translation adjustments, net of reclassification adjustments	(2,585)	(25)
Total other comprehensive income (loss)	(2,679)	(3,600)
Net income (loss)	(24,469)	(7,770)
Comprehensive income (loss)	$(27,148)	$(11,370)
(A) Components of net revenue:
License fees	$7,289	$8,579
Service revenue	23,308	37,145
	$30,597	$45,724
(B) Components of cost of revenue:
License fees	$1,743	$2,212
Service revenue	14,804	16,574
	$16,547	$18,786
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(24,469)	$(7,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,503	2,983
Stock-based compensation	1,329	1,337
Equity in net loss of Rhapsody	6,180	838
Deferred income taxes, net	(77)	10
Gain on sale of available for sale securities	(299)	(2,371)
Realized translation gain	—	(48)
Extinguishment of liability	—	(10,580)
Fair value of warrants received	(1,155)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(654)	(818)
Prepaid expenses and other assets	621	(1,426)
Accounts payable	(62)	1,435
Accrued and other liabilities	(4,011)	(2,100)
Net cash provided by (used in) operating activities	(20,094)	(18,510)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(306)	(998)
Proceeds from sale of available for sale securities	352	2,754
Purchases of short-term investments	(6,018)	(29,030)
Proceeds from sales and maturities of short-term investments	33,077	25,589
Advance to Rhapsody	(5,000)	—
Net cash provided by (used in) investing activities	22,105	(1,685)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	6	210
Tax payments from shares withheld upon vesting of restricted stock	(7)	(60)
Net cash provided by (used in) financing activities	(1)	150
Effect of exchange rate changes on cash and cash equivalents	(2,269)	86
Net increase (decrease) in cash and cash equivalents	(259)	(19,959)
Cash and cash equivalents, beginning of period	103,253	151,235
Cash and cash equivalents, end of period	$102,994	$131,276

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$229	$86
Cash paid for income taxes	$229	$621
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$49	$3
Acquisition of intangible assets	$473	$—
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2015 and 2014

Note 1	Description of Business and Summary of Significant Accounting Policies
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the 10-K).
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

Note 2	Recent Accounting Pronouncements

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
In May 2014, the FASB issued new revenue recognition guidance. The guidance will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for us on January 1, 2017; however, the FASB is in the process of reconsidering and potentially deferring the effective date by one year. The guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
There have been no other recent accounting pronouncements or changes in accounting pronouncements to be implemented that are of significance or potential significance to RealNetworks.

Note 3	Stock-Based Compensation
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended March 31,
	2015	2014
Total stock-based compensation expense	$1,329	$1,337
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended March 31,
	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	1.20%	1.10%
Expected life (years)	4.2	3.8
Volatility	37%	40%

The total stock-based compensation amounts for 2015 and 2014 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2015, $13.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 4	Rhapsody Joint Venture
As of March 31, 2015 we owned approximately 43% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
Rhapsody was initially formed in 2007 as a joint venture between RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody.
Following certain restructuring transactions effective March 31, 2010, we began accounting for our investment in Rhapsody using the equity method of accounting. As part of the 2010 restructuring transactions, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events.
We recorded our share of losses of Rhapsody of $6.2 million and $0.8 million for the quarters ended March 31, 2015 and 2014, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, unless Rhapsody's book value is reduced below $10.0 million. Because Rhapsody's book value declined below $10.0 million in the first quarter of 2015, we reduced our investment in Rhapsody below the $10.0 million liquidation preference and recorded $6.2 million of our share of losses of Rhapsody. On the unaudited condensed consolidated balance sheet, Investment in and advances to Rhapsody of $10.7 million includes the $5.7 million carrying value of our Rhapsody equity investment.
In March 2015, RealNetworks extended a $5.0 million loan to Rhapsody, as did the other 43% owner of Rhapsody. The loans have maturity dates of June 2018 or earlier if Rhapsody's certain loan to an external strategic partner is repaid on its due date of June 2015. The loans bear interest at the greater of prime plus 5.25% or 9% per annum, and interest accrues and is paid upon final maturity. In April 2015 RealNetworks and the other 43% owner of Rhapsody each provided a $5.0 million guaranty to Rhapsody's senior secured lender, related to the senior lender's loans to Rhapsody, which mature in April 2018. The guaranties will be released by the senior secured lender upon the June 2015 maturity of Rhapsody's loan to the external strategic partner, or no later than April 2018 if Rhapsody's loan to the external strategic partner is not repaid upon its due date.

Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended March 31,
	2015	2014
Net revenue	$46,324	$42,003
Gross profit	8,090	9,121
Net loss	(8,924)	(1,630)

Note 5	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2015				March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$26,642	$—	$—	$26,642	$26,642
Money market funds	9,370	—	—	9,370	9,370
Corporate notes and bonds	—	66,982	—	66,982	66,982
Total cash and cash equivalents	36,012	66,982	—	102,994	102,994
Short-term investments:
Corporate notes and bonds	—	24,394	—	24,394	24,383
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	24,394	—	31,394	31,383
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,648	—	—	2,648	376
Warrant issued by Rhapsody (included in Other assets)	—	—	1,155	1,155	—
Total	$45,660	$94,376	$1,155	$141,191	$137,753

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2014				December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,105	$—	$—	$30,105	$30,105
Money market funds	11,629	—	—	11,629	11,630
Corporate notes and bonds	—	61,519	—	61,519	61,520
Total cash and cash equivalents	41,734	61,519	—	103,253	103,255
Short-term investments:
Corporate notes and bonds	—	51,453	—	51,453	51,438
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	51,453	—	58,453	58,438
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,676	—	—	2,676	428
Total	$51,410	$115,972	$—	$167,382	$165,121

Restricted cash equivalents and investments amounts as of March 31, 2015, and December 31, 2014 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2015 and 2014 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2015 and December 31, 2014 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2015 (in thousands):

Estimated Fair Value
Within one year	$27,809
Between one year and five years	3,585
Total short-term investments	$31,394
Our equity investment in a publicly traded company as of March 31, 2015 and December 31, 2014 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In March 2015 and 2014 we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $0.4 million and $2.8 million, respectively, and a pre-tax gain of $0.3 million and $2.4 million respectively, reported in Other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. We recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2015 and 2014, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2014	$1,288	$354
Addition (reduction) to allowance	65	15
Amounts written off	(34)	—
Foreign currency translation	(98)	(1)
Balances, March 31, 2015	$1,221	$368
One customer accounted for 35% of trade accounts receivable as of March 31, 2015. One customer accounted for 21% and one other customer accounted for 15% of trade accounts receivable as of December 31, 2014.

One customer accounted for 17% of consolidated revenue, or $5.3 million during the quarter ended March 31, 2015, and is reflected in our Mobile Entertainment segment.
Two customers each accounted for 17% of consolidated revenue during the quarter ended March 31, 2014. The revenue from one of these customers, which totaled $7.6 million, is reflected in our RealPlayer Group and Games segments. The other customer, which accounted for $7.8 million of consolidated revenue during the quarter ended March 31, 2014, is reflected in our Mobile Entertainment segment.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$33,047	$31,174	$1,873	$33,853	$31,643	$2,210
Developed technology	27,719	25,519	2,200	28,261	25,699	2,562
Patents, trademarks and tradenames	4,148	3,419	729	3,817	3,528	289
Service contracts	6,171	5,773	398	6,312	5,764	548
	71,085	65,885	5,200	72,243	66,634	5,609
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$75,585	$65,885	$9,700	$76,743	$66,634	$10,109

An asset purchase relating to our Games business was completed in the first quarter of 2015 and resulted in an intangible asset of $0.5 million being recorded in the first quarter, the date the transaction closed. Cash for the transaction was subsequently paid in April 2015.

No impairments of other intangible assets were recognized in either of the three months ended March 31, 2015 or 2014.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2014	$17,355
Effects of foreign currency translation	(516)
Balance, March 31, 2015	$16,839

Goodwill by segment (in thousands):

March 31, 2015
RealPlayer Group	$940
Mobile Entertainment	1,870
Games	14,029
Total goodwill	$16,839

No impairment of goodwill was recognized in either of the three months ended March 31, 2015 or 2014.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2015	December 31, 2014
Royalties and other fulfillment costs	$4,341	$4,868
Employee compensation, commissions and benefits	5,696	7,711
Sales, VAT and other taxes payable	5,508	5,896
Other	6,507	6,811
Total accrued and other current liabilities	$22,052	$25,286
During the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

Note 10	Restructuring Charges
Restructuring and other charges in 2015 and 2014 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions and are classified as Employee Separation Costs in the table below.
Restructuring charges by type of cost, excluding non-cash charges (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2015	$485
Costs incurred and charged to expense for the three months ended March 31, 2014	$1,216

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2014	$449
Costs incurred and charged to expense for the three months ended March 31, 2015	485
Cash payments	(791)
Accrued liability at March 31, 2015	$143

Note 11	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Accrued loss at December 31, 2014	$234
Additions and adjustments to the lease loss accrual, including sublease income estimate revision	83
Less amounts paid, net of sublease amounts	(57)
Accrued loss at March 31, 2015	$260

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended March 31,
	2015	2014
Investments
Accumulated other comprehensive income (loss), beginning of period	$2,252	$6,397
Unrealized gains (losses), net of tax effects of $116 and $0 in 2015 and 2014	205	(1,204)
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $(1) and $(4) in 2015 and 2014	(299)	(2,371)
Net current period other comprehensive income	(94)	(3,575)
Accumulated other comprehensive income (loss) balance, end of period	$2,158	$2,822
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(57,504)	$(54,092)
Translation adjustments	(2,585)	23
Reclassification adjustments for losses (gains) included in other income (expense)	—	(48)
Net current period other comprehensive income	(2,585)	(25)
Accumulated other comprehensive income (loss) balance, end of period	$(60,089)	$(54,117)
Total accumulated other comprehensive income (loss), end of period	$(57,931)	$(51,295)

Note 13	Income Taxes
As of March 31, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K.
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

Note 14	Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended March 31,
	2015	2014
Net income (loss)	$(24,469)	$(7,770)
Weighted average common shares outstanding used to compute basic EPS	36,104	35,840
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,104	35,840

Basic EPS	$(0.68)	$(0.22)
Diluted EPS	$(0.68)	$(0.22)
During the quarter ended March 31, 2015 and March 31, 2014, 6.3 million and 6.1 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 15	Commitments and Contingencies
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

Note 16	Guarantees
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
See Note 4, Rhapsody Joint Venture, for a discussion of the $5.0 million guaranty provided by RealNetworks related to a loan Rhapsody made to an external strategic partner in April 2015.
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

Note 17	Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes our new RealPlayer Cloud product, our RealPlayer media player software and related products and our SuperPass service; (2) Mobile Entertainment, which includes our SaaS services, our LISTEN product, and the residual components of our Helix business; and (3) Games, which includes all our games-related businesses, including licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and mobile games.
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment were restructuring charges as well as lease exit and related charges, and in 2014 the extinguishment of the liability associated with our historical music business.

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
Segment results for the quarters ended March 31, 2015 and 2014 (in thousands):
RealPlayer Group

	Quarters Ended March 31,
	2015	2014
Revenue	$8,013	$15,215
Cost of revenue	4,112	3,518
Gross profit	3,901	11,697
Operating expenses	12,375	17,787
Operating income (loss)	$(8,474)	$(6,090)

Mobile Entertainment

	Quarters Ended March 31,
	2015	2014
Revenue	$14,480	$19,913
Cost of revenue	9,506	11,950
Gross profit	4,974	7,963
Operating expenses	5,633	9,616
Operating income (loss)	$(659)	$(1,653)

Games

	Quarters Ended March 31,
	2015	2014
Revenue	$8,104	$10,596
Cost of revenue	2,794	3,129
Gross profit	5,310	7,467
Operating expenses	8,683	9,766
Operating income (loss)	$(3,373)	$(2,299)

Corporate

	Quarters Ended March 31,
	2015	2014
Cost of revenue	$135	$189
Extinguishment of liability	—	(10,580)
Operating expenses	6,371	9,225
Operating income (loss)	$(6,506)	$1,166

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended March 31,
	2015	2014
United States	$12,349	$20,428
Europe	4,163	8,412
Republic of Korea	6,324	10,294
Rest of the World	7,761	6,590
Total net revenue	$30,597	$45,724

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	March 31, 2015	December 31, 2014
United States	$31,542	$33,421
Europe	6,300	6,696
Republic of Korea	497	547
Rest of the World	2,825	3,048
Total long-lived assets	$41,164	$43,712

Note 18	Related Party Transactions
 See Note 4, Rhapsody Joint Venture, and Note 5, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, although our new RealPlayer Cloud service has begun to generate some revenue, this group's revenue is derived mainly from the sale of our RealPlayer media player software and related products. Our Mobile Entertainment business generates revenue primarily from the sale of its SaaS services, which include ringback tones, music on demand, and intercarrier messaging. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
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
For the quarter ended March 31, 2015, our consolidated revenue declined by $15.1 million compared to the same period in 2014, with revenue declines for the quarter of $7.2 million in our RealPlayer Group, $5.4 million in Mobile Entertainment and $2.5 million in Games.
Revenue from our legacy products continues to decline as a result of certain ongoing changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we continue to experience pricing pressure from carriers for our intercarrier messaging services and we have ceased investing in our Helix product. In our Games segment, our business continues to be challenged as consumer game play continues to shift from downloadable PC games to social networks and mobile devices. We have been focusing on developing social and mobile games and monetizing those game play experiences. In our RealPlayer Group segment, revenue is being negatively impacted as a result of our transition to a new third party distribution partner at significantly lower rates compared to our previous partner, lower distribution in our licensing business and our focus towards RealPlayer Cloud and away from our legacy products.
Over the past several quarters, we have developed a growth plan, implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we continue to invest in each of our three business units, with a focus on RealPlayer Cloud. During the first half of 2014, we released RealPlayer Cloud worldwide and, currently, the product has over eleven million registered users. In our Mobile Entertainment business we continue our efforts to roll out our new LISTEN product through carriers. In our Games business, we launched Slingo Adventure worldwide on Facebook and on mobile platforms during the second half of 2014. We expect to continue to invest heavily in our growth initiatives, predominantly in further development and marketing efforts around RealPlayer Cloud. These investments have, and will likely continue to, negatively impacted our operating results.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Total revenue	$30,597	$45,724	$(15,127)	(33)%
Cost of revenue	16,547	18,786	(2,239)	(12)%
Extinguishment of liability	—	(10,580)	10,580	100%
Gross profit	14,050	37,518	(23,468)	(63)%
Gross margin	46%	82%
Operating expenses	33,062	46,394	(13,332)	(29)%
Operating income (loss)	$(19,012)	$(8,876)	$(10,136)	(114)%
In the first quarter of 2015, our total consolidated revenue declined by $15.1 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $7.2 million in our RealPlayer Group, $5.4 million in Mobile Entertainment and $2.5 million in Games, due to the factors described above. Gross margin decreased to 46% from 82% during the quarter ended March 31, 2015, in large part due to the $10.6 million in accrued royalty liabilities extinguished in the prior year as referenced below, but also due to lower margins realized by our RealPlayer Group, as described in more detail in Segment Operating Results below. Operating expenses decreased by $13.3 million in the quarter ended March 31, 2015, compared with the prior year, primarily due to reduced marketing spend of $5.3 million in line with the decrease in our RealPlayer group's third party distribution revenue and reductions in personnel and related costs of $5.6 million.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.
Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Revenue	$8,013	$15,215	$(7,202)	(47)%
Cost of revenue	4,112	3,518	594	17%
Gross profit	3,901	11,697	(7,796)	(67)%
Gross margin	49%	77%
Operating expenses	12,375	17,787	(5,412)	(30)%
Operating income (loss)	$(8,474)	$(6,090)	$(2,384)	(39)%

Total RealPlayer Group revenue decreased by $7.2 million in the quarter ended March 31, 2015, compared with the year-earlier period. This decrease was primarily a result of our transition to a new third party distribution arrangement, which began in the second quarter of 2014 and resulted in significantly lower rates which caused our third party distribution revenue to decrease by $6.2 million quarter over quarter. Further contributing to the decline was lower revenue of RealPlayer Plus licenses of $1.0 million due to our focus away from our RealPlayer product and towards RealPlayer Cloud development and monetization.
Cost of revenue increased by $0.6 million during the quarter ended March 31, 2015, compared with the year-earlier period. This increase was primarily due to increased costs on development efforts related to RealPlayer Cloud product of $1.0 million partially offset by a decrease in costs related to our RealPlayer legacy business.
Gross margin during the quarter ended March 31, 2015 declined primarily as a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner.
Operating expenses decreased by $5.4 million in the quarter ended March 31, 2015, compared with the year-earlier period primarily due to decreased marketing spend related to our third party distribution arrangements as discussed below under Sales and marketing expenses in our Consolidated Operating Expenses.

Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Revenue	$14,480	$19,913	$(5,433)	(27)%
Cost of revenue	9,506	11,950	(2,444)	(20)%
Gross profit	4,974	7,963	(2,989)	(38)%
Gross margin	34%	40%
Operating expenses	5,633	9,616	(3,983)	(41)%
Operating income (loss)	$(659)	$(1,653)	$994	60%
Total Mobile Entertainment revenue decreased by $5.4 million in the quarter ended March 31, 2015, compared with the year-earlier period. This decrease was primarily due to a decrease in music on demand revenue of $3.0 million, related to a temporary decline in our Korean music on demand revenue based on a change in attribution of the royalties, and a decrease of $1.2 million in our ringback tones business due to slower growth in these areas.
Cost of revenue decreased by $2.4 million in the quarter ended March 31, 2015, compared with the year-earlier period, primarily related to the decrease in label royalties related to our music on demand services.
Gross margin declined for the quarter ended March 31, 2015, due to a decline in higher margin revenues such as in our ringback tones business.
Operating expenses decreased by $4.0 million for the quarter ended March 31, 2015, compared with the year-earlier period, primarily due to reductions in personnel and related costs of $2.5 million and a decrease of $0.7 million in marketing related expenses.

Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Revenue	$8,104	$10,596	$(2,492)	(24)%
Cost of revenue	2,794	3,129	(335)	(11)%
Gross profit	5,310	7,467	(2,157)	(29)%
Gross margin	66%	70%
Operating expenses	8,683	9,766	(1,083)	(11)%
Operating income (loss)	$(3,373)	$(2,299)	$(1,074)	(47)%
Total Games revenue decreased by $2.5 million in the quarter ended March 31, 2015, compared with the year-earlier period. Lower revenue from our subscription products and advertising contributed $1.7 million and $0.6 million, respectively, to the overall decrease.
Cost of revenue decreased by $0.3 million in the quarter ended March 31, 2015, compared with the year-earlier period, primarily due to a decline in our advertising business.
Gross margin declined during the quarter ended March 31, 2015 due primarily to a higher proportion of lower margin revenue in the current year.
Operating expenses declined by $1.1 million in the quarter ended March 31, 2015, compared with the year-earlier period. The decrease was primarily due to reductions in personnel and related costs of $0.8 million.
Corporate
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These allocated corporate expenses include, but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, extinguishment of liability, and lease exit and related charges, are included in the corporate segment.

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Cost of revenue	$135	$189	$(54)	(29)%
Extinguishment of liability	—	(10,580)	10,580	100%
Operating expenses	6,371	9,225	(2,854)	(31)%
Operating income (loss)	$(6,506)	$1,166	$(7,672)	(658)%
Operating expenses decreased by $2.9 million in the quarter ended March 31, 2015 compared with the year-earlier period. The decrease was primarily due to reduced personnel and related costs of $1.9 million, of which $1.2 million related to the non-cash benefit recorded in the first quarter of 2015 related to the warrants we received from Rhapsody, as discussed in Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q. In addition to this decrease was lower restructuring costs of $0.7 million.
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
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Research and development	$12,379	$14,059	$(1,680)	(12)%
Sales and marketing	12,837	21,723	(8,886)	(41)%
General and administrative	7,283	9,317	(2,034)	(22)%
Restructuring and other charges	485	1,216	(731)	(60)%
Lease exit and related charges	78	79	(1)	(1)%
Total consolidated operating expenses	$33,062	$46,394	$(13,332)	(29)%
Research and development expenses decreased by $1.7 million in the quarter ended March 31, 2015, compared with the year-earlier period. The decrease was primarily due to reduced personnel and related costs of $1.3 million.
Sales and marketing expenses decreased by $8.9 million in the quarter ended March 31, 2015, compared with the year-earlier period. The decrease was primarily due to reduced marketing spend of $5.4 million mainly related to our third party distribution business and $2.8 million in reduced personnel and related costs.
General and administrative expenses decreased by $2.0 million in the quarter ended March 31, 2015, compared with the year-earlier period. The decrease was due to the non-cash benefit of $1.2 million recorded in the first quarter of 2015 related to the warrants we received from Rhapsody, as discussed in Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, and lower facilities expenses of $0.3 million.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The restructuring expense amounts in both years are primarily related to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
Interest income, net	$200	$136	$64	47%
Gain (loss) on sale of available for sale securities, net	299	2,371	(2,072)	(87)%
Equity in net loss of Rhapsody	(6,180)	(838)	(5,342)	(637)%
Other income (expense), net	443	(77)	520	675%
Total other income (expense), net	$(5,238)	$1,592	$(6,830)	(429)%
As described further in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Gain (loss) on sale of available for sale securities, net, declined due to a smaller gain on the sale of available for sale securities. In 2014, we sold 700,000 shares of our J-Stream investment and realized a gain of $2.4 million compared with a gain of $0.3 million from the sale of 96,300 shares in 2015. See Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.

Income Taxes
During the quarters ended March 31, 2015 and 2014, we recognized income tax expense of $0.2 million and $0.5 million, respectively, related to U.S. and foreign income taxes.

The change in income tax expense during the quarter ended March 31, 2015 was largely the result of an income tax benefit related to unrealized gains on investment securities recognized in other comprehensive income during the quarter and changes in our jurisdictional income.
As of March 31, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2015. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2015, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2015 is minimal.
As of March 31, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended March 31,
	2015	2014	$ Change	% Change
United States	$12,349	$20,428	$(8,079)	(40)%
Europe	4,163	8,412	(4,249)	(51)%
Republic of Korea	6,324	10,294	(3,970)	(39)%
Rest of world	7,761	6,590	1,171	18%
Total net revenue	$30,597	$45,724	$(15,127)	(33)%
Revenue in the United States declined by $8.1 million in the quarter ended March 31, 2015 compared with the year-earlier period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $5.4 million, a decline in revenue generated from our SaaS offerings of $1.2 million and lower revenue generated from each of our Games business and SuperPass subscription service of $0.7 million each.
Revenue in Europe declined by $4.2 million in the quarter ended March 31, 2015 compared with the year-earlier period. The decrease was primarily due to lower revenue from our Games business of $1.5 million, a decline in our SaaS revenue of $1.5 million, a decline in third party software distribution and advertising revenue of $0.7 million and lower revenue from RealPlayer Plus licenses of $0.3 million.
Revenue in Korea declined $4.0 million in the quarter ended March 31, 2015 compared with the year-earlier period. The decrease was primarily due to lower music on demand revenue of $2.4 million, lower intellectual property license revenue of $1.2 million and lower revenue from our SaaS offerings (excluding music on demand) of $0.4 million.

Revenue in the rest of world increased by $1.2 million in the quarter ended March 31, 2015 compared with the year-earlier period. The increase was primarily due to an increase in our intellectual property license revenue of $1.5 million and an increase in our ring back tones business of $0.4 million offset by lower revenue generated from our RealPlayer Plus licenses of $0.3 million and the distribution of third party software products of $0.2 million.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2015	December 31, 2014
Working capital	$113,341	$136,429
Cash, cash equivalents, and short-term investments	134,388	161,706
Restricted cash equivalents and investments	3,000	3,000

The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to cash used in operating activities of $20.1 million in the first three months of 2015 as well as the $5 million loan made to Rhapsody in the first quarter of 2015, as described in more detail in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
The following summarizes cash flow activity (in thousands):

	Three months ended March 31,
	2015	2014
Cash provided by (used in) operating activities	$(20,094)	$(18,510)
Cash provided by (used in) investing activities	22,105	(1,685)
Cash provided by (used in) financing activities	(1)	150
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $1.6 million more in the three months ended March 31, 2015 as compared to the same period in 2014. While a slight increase from the prior year period, cash used in operating activities approximates the loss from operations as reported on the income statement in the periods presented, excluding the $1.2 million non-cash benefit from the Rhapsody warrants issued to RealNetworks in 2015 and the $10.6 million extinguishment of liability in 2014.
For the three months ended March 31, 2015, cash provided by investing activities of $22.1 million was primarily due to sales and maturities, net of purchases, of short-term investments of $27.1 million partially offset by purchases of equipment, software and leasehold improvements of $0.3 million as well as the $5.0 million advance made to Rhapsody in the first quarter of 2015, as described in more detail in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
We currently have no planned significant capital expenditures for the remainder of 2015 other than those in the ordinary course of business.

Our principal future cash commitments include office leases. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. Such sources of funding may or may not be available to us at commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
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
As of March 31, 2015, approximately $22.4 million of the $134.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 16, Guarantees, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, those guarantee obligations also constitute off-balance sheet arrangements.
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
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. We initially record our investment based on a fair value analysis of the investment.
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
As of March 31, 2015, $22.4 million of the $134.4 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2015. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2015, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of March 31, 2015, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
Where appropriate, we manage foreign currency risk for certain material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries. To the extent we continue to experience adverse economic conditions, our unhedged exposures are impacted by movements in currency exchange rates and we may record losses related to such unhedged exposures in future periods that may have a material adverse effect on our financial condition and results of operations.
Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2015 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

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
Beginning in mid-2012, we have developed a growth plan that involved the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives, and restructuring efforts, either in a timely manner or at all, and our failure to do so would have a material adverse impact on our business and financial results.

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
During 2013 and 2014, each of our businesses introduced at least one new product or service. In early 2014, our RealPlayer business completed the global launch of RealPlayer Cloud, our integrated video player, storage and sharing app. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature and, in September 2014, launched Slingo Adventure. To date, we have not generated significant revenue from any of these new products and services. Over the past several quarters, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily both in further development and in sales and marketing efforts aimed at monetizing these products and services. These investments have and are expected to continue to have a significant negative impact on our cash position and there can be no assurance that our efforts will generate any meaningful revenue or positive cash flow. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will be materially negatively impacted.
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

Our recently launched RealPlayer Cloud product faces competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video sharing services, which include both well known and established companies and entrepreneurial startups. In addition, as we continue to develop this product and expand its reach, we expect to see growing competition from companies offering innovative features for engaging with users' video content. To be competitive, our RealPlayer Cloud product must provide sufficiently engaging and compelling features and our brand and corporate image must be deemed by consumers as sufficiently safe and secure for storing their digital content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained very broad market penetration. If we are unable to compete successfully, most notably through the development, marketing and monetization of RealPlayer Cloud, our RealPlayer business could continue to decline.
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
Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have in the past agreed to control the defense on behalf of certain of our carrier customers related to patent infringement proceedings. In 2013, we settled two such litigation matters. Future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business and financial results.

A majority of the revenue that we generate in our Mobile Entertainment business segment is dependent upon our relationships with a few customers, and any deterioration of these relationships could materially harm our revenue.
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea, and its affiliates. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate or fail to renew their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and financial results.

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
The trading price for our common stock has a history of volatility. Although our recent stock price history shows more stability, with a range from $6.00 to $8.38 per share during the 52-week period ended March 31, 2015 it also shows continued weakness. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period to period, which may contribute to volatility of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill and indefinite-lived intangible assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill, indefinite-lived intangible assets and definite-lived assets as of March 31, 2015 was $41 million.

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
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we will incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
As described in more detail in Note 4, Rhapsody Joint Venture, in March 2015, RealNetworks extended a $5.0 million loan to Rhapsody and provided a $5.0 million guaranty to Rhapsody's senior secured lender. While we expect the loan to be repaid and the guaranty to be released, there can be no assurances that Rhapsody will be able to repay the loan or that the terms required for the release of the guaranty will occur.
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
From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. For example, in July 2012, VoiceAge Corporation brought a lawsuit against us alleging breach of our obligation to pay them licensing fees under our patent license agreement with VoiceAge and seeking a material amount in damages. While we settled the dispute with VoiceAge in the fourth quarter of 2013, similar future lawsuits could result in significant legal expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our financial results. In addition, in 2012 we sold substantially all of our patent assets to Intel. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.

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
Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers or servers hosted by third parties. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, we need to maintain compliance with standards of the Payment Card Industry, or PCI, for data security in connection with our use of credit card services for payment. If we fail to maintain the PCI compliance standards we may be subject to substantial monetary penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our financial results.

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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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