Form 10-Q
period 2015-06-30
REALNETWORKS INC
filed 2015-08-06
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2015 was 36,176,118.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$92,663	$103,253
Short-term investments	18,337	58,453
Trade accounts receivable, net of allowances	21,922	15,257
Deferred costs, current portion	305	702
Deferred tax assets, net, current portion	645	652
Prepaid expenses and other current assets	9,108	8,980
Total current assets	142,980	187,297
Equipment, software, and leasehold improvements, at cost:
Equipment and software	71,552	74,100
Leasehold improvements	3,737	3,590
Total equipment, software, and leasehold improvements, at cost	75,289	77,690
Less accumulated depreciation and amortization	61,886	61,442
Net equipment, software, and leasehold improvements	13,403	16,248
Restricted cash equivalents and investments	3,000	3,000
Investment in and advances to Rhapsody	5,121	10,000
Available for sale securities	2,394	2,676
Other assets	3,187	2,299
Deferred costs, non-current portion	204	316
Deferred tax assets, net, non-current portion	916	999
Other intangible assets, net	9,181	10,109
Goodwill	17,001	17,355
Total assets	$197,387	$250,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,241	$18,653
Accrued and other current liabilities	22,803	25,286
Deferred tax liabilities, net, current portion	1,580	1,628
Deferred revenue, current portion	3,637	5,301
Total current liabilities	46,261	50,868
Deferred revenue, non-current portion	124	235
Deferred rent	1,240	1,215
Deferred tax liabilities, net, non-current portion	693	702
Other long-term liabilities	458	81
Total liabilities	48,776	53,101
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,165 shares in 2015 and 36,099 shares in 2014	36	36
Additional paid-in capital	623,701	617,756
Accumulated other comprehensive loss	(57,534)	(55,252)
Retained deficit	(417,592)	(365,342)
Total shareholders’ equity	148,611	197,198
Total liabilities and shareholders’ equity	$197,387	$250,299
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue (A)	$33,954	$40,825	$64,551	$86,549
Cost of revenue (B)	19,832	20,786	36,379	39,572
Extinguishment of liability	—	—	—	(10,580)
Gross profit	14,122	20,039	28,172	57,557
Operating expenses:
Research and development	11,801	13,267	24,180	27,326
Sales and marketing	14,047	16,016	26,884	37,739
General and administrative	7,008	8,577	14,291	17,894
Restructuring and other charges	1,964	541	2,449	1,757
Lease exit and related charges	9	470	87	549
Total operating expenses	34,829	38,871	67,891	85,265
Operating income (loss)	(20,707)	(18,832)	(39,719)	(27,708)
Other income (expenses):
Interest income, net	250	180	450	316
Gain (loss) on sale of available for sale securities, net	94	—	393	2,371
Equity in net loss of Rhapsody	(6,916)	(1,802)	(13,096)	(2,640)
Other income (expense), net	(112)	(95)	331	(172)
Total other income (expenses), net	(6,684)	(1,717)	(11,922)	(125)
Income (loss) before income taxes	(27,391)	(20,549)	(51,641)	(27,833)
Income tax expense (benefit)	390	480	609	966
Net income (loss)	$(27,781)	$(21,029)	$(52,250)	$(28,799)

Basic net income (loss) per share	$(0.77)	$(0.59)	$(1.45)	$(0.80)
Diluted net income (loss) per share	$(0.77)	$(0.59)	$(1.45)	$(0.80)
Shares used to compute basic net income (loss) per share	36,106	35,890	36,105	35,865
Shares used to compute diluted net income (loss) per share	36,106	35,890	36,105	35,865

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(191)	$(38)	$(285)	$(3,613)
Foreign currency translation adjustments, net of reclassification adjustments	588	216	(1,997)	191
Total other comprehensive income (loss)	397	178	(2,282)	(3,422)
Net income (loss)	(27,781)	(21,029)	(52,250)	(28,799)
Comprehensive income (loss)	$(27,384)	$(20,851)	$(54,532)	$(32,221)

(A) Components of net revenue:
License fees	$6,921	$6,664	$14,210	$15,243
Service revenue	27,033	34,161	50,341	71,306
	$33,954	$40,825	$64,551	$86,549
(B) Components of cost of revenue:
License fees	$1,428	$2,170	$3,171	$4,382
Service revenue	18,404	18,616	33,208	35,190
	$19,832	$20,786	$36,379	$39,572
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(52,250)	$(28,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,894	6,145
Stock-based compensation	2,583	3,010
Equity in net loss of Rhapsody	13,096	2,640
Deferred income taxes, net	(23)	10
Gain on sale of available for sale securities	(393)	(2,371)
Realized translation gain	—	(48)
Extinguishment of liability	—	(10,580)
Fair value of warrants, net of mark to market adjustments	(1,128)	—
Interest receivable on advance to Rhapsody	(121)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(7,091)	3,346
Prepaid expenses and other assets	429	94
Accounts payable	(26)	(114)
Accrued and other liabilities	(3,542)	(4,111)
Net cash provided by (used in) operating activities	(43,572)	(30,778)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(859)	(1,689)
Proceeds from sale of available for sale securities	459	2,754
Purchases of short-term investments	(8,514)	(48,326)
Proceeds from sales and maturities of short-term investments	48,630	52,663
Acquisitions, net of cash acquired	(161)	(733)
Advance to Rhapsody	(5,000)	—
Other	—	(467)
Net cash provided by (used in) investing activities	34,555	4,202
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	276	580
Tax payments from shares withheld upon vesting of restricted stock	(10)	(307)
Payment of contingent consideration	—	(696)
Net cash provided by (used in) financing activities	266	(423)
Effect of exchange rate changes on cash and cash equivalents	(1,839)	214
Net increase (decrease) in cash and cash equivalents	(10,590)	(26,785)
Cash and cash equivalents, beginning of period	103,253	151,235
Cash and cash equivalents, end of period	$92,663	$124,450

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$965	$97
Cash paid for income taxes	$872	$1,074
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(39)	$(321)
Acquisition of intangible assets	$312	$—
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2015 and 2014

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
In this Quarterly Report on Form 10-Q (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”. "RealPlayer" and other trademarks of ours appearing in this report are our property.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
In May 2014, the FASB issued new revenue recognition guidance. The guidance will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for us on January 1, 2018; with early adoption permitted beginning January 1, 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total stock-based compensation expense	$1,254	$1,673	$2,583	$3,010
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.70%	1.20%	1.26%	1.19%
Expected life (years)	5.5	3.8	4.4	3.8
Volatility	42%	40%	37%	40%

The total stock-based compensation amounts for 2015 and 2014 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2015, $12.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 4	Rhapsody Joint Venture
As of June 30, 2015 we owned approximately 43% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $6.9 million and $13.1 million for the quarters and six months ended June 30, 2015, and $1.8 million and $2.6 million for the quarters and six months ended June 30, 2014. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million which occurred in the first quarter of 2015. As of June 30, 2015, the carrying value of our Rhapsody equity investment is zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody.
In March 2015, RealNetworks extended a $5.0 million loan to Rhapsody, as did the other 43% owner of Rhapsody. The loans have original maturity dates of June 2018 or earlier if Rhapsody's certain loan to an external strategic partner is repaid in full. During June 2015, Rhapsody's external strategic partner repaid half of its loan to Rhapsody and the maturity date of the second half was extended to August 2015. The loans to Rhapsody bear interest at the greater of prime plus 5.25% or 9% per annum, and interest accrues and is due upon final maturity. As of June 30, 2015, RealNetworks accrued $0.1 million of interest income on the loan which is included in Interest income, net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The interest receivable is included in Investment in and advances to Rhapsody on the unaudited condensed consolidated balance sheet. In April 2015, RealNetworks and the other 43% owner of Rhapsody each provided a $5.0 million guaranty to Rhapsody's senior secured lender, related to the senior lender's loans to Rhapsody, which mature in April 2018. The guaranties were released in June 2015 upon the partial repayment of Rhapsody's loan by the external strategic partner.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$50,063	$42,427	$96,387	$84,430
Gross profit	7,753	7,870	15,843	16,991
Net loss	(12,061)	(4,717)	(20,985)	(6,347)

Note 5	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2015				June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$21,147	$—	$—	$21,147	$21,147
Money market funds	11,856	—	—	11,856	11,856
Corporate notes and bonds	—	59,660	—	59,660	59,660
Total cash and cash equivalents	33,003	59,660	—	92,663	92,663
Short-term investments:
Corporate notes and bonds	—	18,337	—	18,337	18,332
U.S. government agency securities	—	—	—	—	—
Total short-term investments	—	18,337	—	18,337	18,332
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,394	—	—	2,394	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,128	1,128	—
Total	$35,397	$80,997	$1,128	$117,522	$114,357

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2014				December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,105	$—	$—	$30,105	$30,105
Money market funds	11,629	—	—	11,629	11,630
Corporate notes and bonds	—	61,519	—	61,519	61,520
Total cash and cash equivalents	41,734	61,519	—	103,253	103,255
Short-term investments:
Corporate notes and bonds	—	51,453	—	51,453	51,438
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	51,453	—	58,453	58,438
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,676	—	—	2,676	428
Total	$51,410	$115,972	$—	$167,382	$165,121

Restricted cash equivalents and investments amounts as of June 30, 2015, and December 31, 2014 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2015 and 2014 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2015 and December 31, 2014 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of June 30, 2015 (in thousands):

Estimated Fair Value
Within one year	$16,915
Between one year and five years	1,422
Total short-term investments	$18,337
Our equity investment in a publicly traded company as of June 30, 2015 and December 31, 2014 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale.
During the quarter and six months ended June 30, 2015, we sold a portion of J-Stream shares we held, resulting in cash proceeds of $0.1 million and $0.5 million, respectively and pre-tax gains of $0.1 million and $0.4 million, respectively. In March 2014, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million. The gains on the sale of these securities are reported in Other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the quarter ended June 30, 2015, the change in the fair value of the warrants from that originally recorded was insignificant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2015 and 2014, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2014	$1,288	$354
Addition (reduction) to allowance	139	(194)
Amounts written off	(98)	(6)
Foreign currency translation	(68)	—
Balances, June 30, 2015	$1,261	$154
One customer accounted for 47% and one customer accounted for 10% of trade accounts receivable as of June 30, 2015. At December 31, 2014, one customer accounted for 21% and one other customer accounted for 15% of trade accounts receivable.
One customer accounted for 30% of consolidated revenue, or $10.2 million, and one customer accounted for 11% or $3.8 million of consolidated revenue during the quarter ended June 30, 2015; both are reflected in our Mobile Entertainment segment. One customer accounted for 24% of consolidated revenue, or $15.5 million, during the six months ended June 30, 2015, also reflected in our Mobile Entertainment segment.
One customer accounted for 21% of consolidated revenue, or $8.6 million, during the quarter ended June 30, 2014 and 19%, or $16.4 million, during the six months ended June 30, 2014 and is reflected in our Mobile Entertainment segment. One additional customer accounted for 12% of consolidated revenue, or $10.5 million, during the six months ended June 30, 2014 and is reflected in our RealPlayer segment.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$33,090	$31,405	$1,685	$33,853	$31,643	$2,210
Developed technology	27,809	25,799	2,010	28,261	25,699	2,562
Patents, trademarks and tradenames	4,191	3,512	679	3,817	3,528	289
Service contracts	6,190	5,883	307	6,312	5,764	548
	71,280	66,599	4,681	72,243	66,634	5,609
Non-amortizing intangible assets:
Trademarks and tradenames	4,500	—	4,500	4,500	—	4,500
Total	$75,780	$66,599	$9,181	$76,743	$66,634	$10,109

An asset purchase relating to our Games business was completed in the first quarter of 2015 and resulted in an intangible asset of $0.5 million being recorded in the first quarter, the date the transaction closed. Cash for the transaction was subsequently paid in April 2015.

No impairments of other intangible assets were recognized in either of the six months ended June 30, 2015 or 2014.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2014	$17,355
Effects of foreign currency translation	(354)
Balance, June 30, 2015	$17,001

Goodwill by segment (in thousands):

June 30, 2015
RealPlayer Group	$957
Mobile Entertainment	1,952
Games	14,092
Total goodwill	$17,001

No impairment of goodwill was recognized in either of the six months ended June 30, 2015 or 2014.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2015	December 31, 2014
Royalties and other fulfillment costs	$4,038	$4,868
Employee compensation, commissions and benefits	6,603	7,711
Sales, VAT and other taxes payable	6,007	5,896
Other	6,155	6,811
Total accrued and other current liabilities	$22,803	$25,286

Note 10	Restructuring Charges
Restructuring and other charges in 2015 and 2014 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the six months ended June 30, 2015	$2,449
Costs incurred and charged to expense for the six months ended June 30, 2014	$1,757

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2014	$449
Costs incurred and charged to expense for the six months ended June 30, 2015	2,449
Cash payments	(1,201)
Accrued liability at June 30, 2015	$1,697

Note 11	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. We may incur similar charges in the future.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Accrued loss at December 31, 2014	$234
Additions and adjustments to the lease loss accrual, including sublease income	83
Less amounts paid, net of sublease amounts	(102)
Accrued loss at June 30, 2015	$215

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investments
Accumulated other comprehensive income (loss), beginning of period	$2,158	$2,822	$2,252	$6,397
Unrealized gains (losses), net of tax effects of $(60), $0, $56 and $0	(97)	(38)	108	(1,242)
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $(1) and $(4)	(94)	—	(393)	(2,371)
Net current period other comprehensive income	(191)	(38)	(285)	(3,613)
Accumulated other comprehensive income (loss) balance, end of period	$1,967	$2,784	$1,967	$2,784
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(60,089)	$(54,117)	$(57,504)	$(54,092)
Translation adjustments	588	216	(1,997)	239
Reclassification adjustments for losses (gains) included in other income (expense)	—	—	—	(48)
Net current period other comprehensive income	588	216	(1,997)	191
Accumulated other comprehensive income (loss) balance, end of period	$(59,501)	$(53,901)	$(59,501)	$(53,901)
Total accumulated other comprehensive income (loss), end of period	$(57,534)	$(51,117)	$(57,534)	$(51,117)

Note 13	Income Taxes
As of June 30, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K. However, as a result of the closure of our United States federal audit for the year ended December 31, 2012, we anticipate a decrease in the Company’s total unrecognized tax benefit by an amount up to $3.3 million within the next 12 months, which will have no impact on the financial statements since the Company maintains a valuation allowance on its deferred tax assets.
We file numerous consolidated and separate income tax returns in the U.S including federal, state and local, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S federal income tax examinations for tax years before 2013 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

Note 14	Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(27,781)	$(21,029)	$(52,250)	$(28,799)

Weighted average common shares outstanding used to compute basic EPS	36,106	35,890	36,105	35,865
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,106	35,890	36,105	35,865

Basic EPS	$(0.77)	$(0.59)	$(1.45)	$(0.80)
Diluted EPS	$(0.77)	$(0.59)	$(1.45)	$(0.80)
During the quarter and six months ended June 30, 2015, 6.0 million and 6.1 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
See Note 4, Rhapsody Joint Venture, for a discussion of the $5.0 million guaranty provided by RealNetworks in April 2015 related to a loan Rhapsody made to an external strategic partner, which was released in June 2015.
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
Segment results for the quarters and six months ended June 30, 2015 and 2014 (in thousands):
RealPlayer Group

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$7,344	$8,556	$15,357	$23,771
Cost of revenue	4,317	3,620	8,429	7,138
Gross profit	3,027	4,936	6,928	16,633
Operating expenses	13,001	12,489	25,376	30,276
Operating income (loss)	$(9,974)	$(7,553)	$(18,448)	$(13,643)

Mobile Entertainment

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$18,515	$23,182	$32,995	$43,095
Cost of revenue	13,079	14,298	22,585	26,248
Gross profit	5,436	8,884	10,410	16,847
Operating expenses	5,301	9,424	10,934	19,040
Operating income (loss)	$135	$(540)	$(524)	$(2,193)

Games

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$8,095	$9,087	$16,199	$19,683
Cost of revenue	2,286	2,717	5,080	5,846
Gross profit	5,809	6,370	11,119	13,837
Operating expenses	8,719	8,769	17,402	18,535
Operating income (loss)	$(2,910)	$(2,399)	$(6,283)	$(4,698)

Corporate

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$150	$151	$285	$340
Extinguishment of liability	—	—	—	(10,580)
Operating expenses	7,808	8,189	14,179	17,414
Operating income (loss)	$(7,958)	$(8,340)	$(14,464)	$(7,174)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$12,303	$15,092	$24,652	$35,520
Europe	3,728	6,968	7,891	15,380
Republic of Korea	12,375	11,092	18,699	21,386
Rest of the World	5,548	7,673	13,309	14,263
Total net revenue	$33,954	$40,825	$64,551	$86,549

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	June 30, 2015	December 31, 2014
United States	$30,198	$33,421
Europe	6,172	6,696
Republic of Korea	438	547
Rest of the World	2,777	3,048
Total long-lived assets	$39,585	$43,712

Note 18	Related Party Transactions
 See Note 4, Rhapsody Joint Venture, and Note 5, Fair Value Measurements, for details on transactions involving Rhapsody.

Note 19	Subsequent Event

As described in detail in the Current Report on Form 8-K dated July 24, 2015, we announced an agreement to sell the Slingo and Social Casino portion of our games business to Gaming Realms plc, a publicly-traded, London-based online gaming company, for $18.0 million. The consideration for the sale is comprised of $10.0 million of cash which will be paid at closing, with the remainder payable either all in cash or a mix of cash and Gaming Realms stock, at RealNetworks' election, on the first and second anniversaries of the closing. The transaction is expected to close in the third quarter of 2015 and is subject to a financing contingency, as well as other customary closing conditions.

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
Overview
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, we launched RealTimesTM, a new product that builds on our RealPlayer Cloud service, in the second quarter of 2015. RealTimes has enhanced functionality, including photos, and more expansive features. Our RealPlayer Cloud users have the opportunity to freely upgrade their service to RealTimes. Although our new RealTimes and RealPlayer Cloud products have begun to generate some revenue, this group's revenue is derived mainly from the sale of our RealPlayer software and related products. Our Mobile Entertainment business generates revenue primarily from the sale of its SaaS services, which include ringback tones, music on demand, and intercarrier messaging. Our Games business, through its Slingo, GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, microtransactions within online and social games, and sales of mobile games.
In July 2015, we announced the signing of an agreement to sell the Slingo and social casino portion of our games business to Gaming Realms plc, a London-based online gaming company, for $18.0 million. The transaction is expected to close in the third quarter of 2015 and is subject to certain closing conditions as further described in Note 19, Subsequent Event, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
For the quarter and six months ended June 30, 2015, our consolidated revenue declined by $6.9 million and $22.0 million, respectively, compared to the same periods in 2014. Revenue declined by $4.7 million and $10.1 million in Mobile Entertainment, $1.2 million and $8.4 million in our RealPlayer Group, and $1.0 million and $3.5 million in Games.

Revenue from our legacy products continues to decline as a result of certain ongoing changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we continue to experience pricing pressure from carriers for our intercarrier messaging services and we ceased investing in our Helix product in the fourth quarter of 2014. In our Games segment we continued our focus on stabilizing the subscriber base while adding social and mobile games in order to monetize on multi-platform game play experiences. In our RealPlayer Group segment, revenue has been negatively impacted as a result of our 2014 transition to a new third party distribution partner at significantly lower rates compared to our previous partner, and lower distribution in our RealPlayer Plus licensing business as we move away from our legacy products.

As of June 30, 2015, we had $111.0 million in unrestricted cash, cash equivalents and short-term investments, compared to $161.7 million as of December 31, 2014. The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to our ongoing negative cash flows used in operating activities that included significant cash expenditures related to new product launches, which totaled $43.6 million in the first six months of 2015.
Over the past several quarters, we have developed a plan to embrace cloud and mobile solutions as customer preferences have changed. We have implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we have continued to invest in our business units, with a focus on our RealPlayer business. For example, during the first half of 2014, we released RealPlayer Cloud worldwide and in May of 2015, we launched RealTimes, our newest, feature-rich photo and video service. With approximately 13 million cumulative registered users, we expect to continue to invest in this growth initiative, predominately in the area of further product and business development. In addition, our Games group launched Slingo Adventure worldwide on Facebook and on mobile platforms during the second half of 2014, followed by the release of Slingo Shuffle and the latest title in our Delicious-branded series of casual games in the second quarter of 2015. Our investments thus far have negatively impacted our operating results, and we expect to make further investments.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total revenue	$33,954	$40,825	$(6,871)	(17)%	$64,551	$86,549	$(21,998)	(25)%
Cost of revenue	19,832	20,786	(954)	(5)%	36,379	39,572	(3,193)	(8)%
Extinguishment of liability	—	—	—	N/A	—	(10,580)	10,580	(100)%
Gross profit	14,122	20,039	(5,917)	(30)%	28,172	57,557	(29,385)	(51)%
Gross margin	42%	49%			44%	67%
Operating expenses	34,829	38,871	(4,042)	(10)%	67,891	85,265	(17,374)	(20)%
Operating income (loss)	$(20,707)	$(18,832)	$(1,875)	(10)%	$(39,719)	$(27,708)	$(12,011)	(43)%
In the second quarter of 2015, our total consolidated revenue declined by $6.9 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $4.7 million in Mobile Entertainment, $1.2 million in our RealPlayer Group, and $1.0 million in Games, due to the factors described above. Gross margin decreased to 42% from 49% during the quarter ended June 30, 2015, in large part due to lower margins realized by our Mobile Entertainment and RealPlayer groups, as described in more detail in Segment Operating Results below. Operating expenses decreased by $4.0 million in the quarter ended June 30, 2015, compared with the prior year, primarily due to reduced personnel and related costs of $5.0 million. These cost savings were partially offset by an increase in marketing spend of $1.0 million in our RealPlayer group to support the launch of RealTimes.
For the six months ended June 30, 2015, our total consolidated revenue declined by $22.0 million, compared with the year-earlier period. The reduction in revenue primarily resulted from a decline of $10.1 million in our Mobile Entertainment segment, mostly attributable to a decline in our ringback tone and music on demand businesses. Revenue decreased by $8.4 million in our RealPlayer Group due to the transition to a new third party distribution arrangement in the second quarter of 2014 at significantly lower rates compared to our previous partner. Additionally, Games revenue decreased by $3.5 million, primarily due to a decline in sales of Games subscriptions and download PC games. Gross margin decreased to 44% from 67% for the year-earlier period primarily due to the extinguishment of the liability in the first quarter of 2014 described below. Operating expenses decreased by $17.4 million in the six months ended June 30, 2015, compared with the prior year primarily due to reductions in personnel and related costs of $10.7 million and to reduced marketing spend of $4.4 million.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$7,344	$8,556	$(1,212)	(14)%	$15,357	$23,771	$(8,414)	(35)%
Cost of revenue	4,317	3,620	697	19%	8,429	7,138	1,291	18%
Gross profit	3,027	4,936	(1,909)	(39)%	6,928	16,633	(9,705)	(58)%
Gross margin	41%	58%			45%	70%
Operating expenses	13,001	12,489	512	4%	25,376	30,276	(4,900)	(16)%
Operating income (loss)	$(9,974)	$(7,553)	$(2,421)	(32)%	$(18,448)	$(13,643)	$(4,805)	(35)%

Total RealPlayer Group revenue decreased by $1.2 million in the quarter ended June 30, 2015, compared with the year-earlier period. This decrease was primarily a result of our transition to a new third party distribution arrangement in the second quarter of 2014 at significantly lower rates than we had with our previous partner, which resulted in a decrease to our third party distribution revenue of $1.8 million. In addition, our RealPlayer Plus license revenue continues to decline and for the quarter, decreased by $0.4 million. Our RealPlayer subscription revenue decreased by $0.1 million, due to a decrease in our SuperPass and related products offset by an increase to RealPlayer Cloud and RealTimes revenue as we move to monetize and develop RealTimes. These declines were offset, in part, by an increase in intellectual property license revenue of $1.4 million compared to the second quarter of 2014.
Total RealPlayer Group revenue decreased by $8.4 million in the six months ended June 30, 2015, compared with the year-earlier period. This decrease was primarily a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner which caused a decrease in our third party distribution revenue of $8.0 million. Further contributing to the decline was a decrease in RealPlayer license revenue of $1.6 million. Subscription revenue declined by $0.5 million due to a decrease in our SuperPass and related products offset by an increase to our RealPlayer Cloud and RealTimes revenue. These decreases were offset in part by an increase of $2.1 million for distribution of intellectual property licenses compared with the year-earlier period.
Cost of revenue increased by $0.7 million during the quarter ended June 30, 2015, compared with the year-earlier period. This increase was primarily due to higher bandwidth costs related to our RealPlayer Cloud and RealTimes products of $0.9 million.
Cost of revenue increased by $1.3 million during the six months ended June 30, 2015, compared with the year-earlier period. Bandwidth costs increased by $1.9 million compared with the year-earlier period, offset partially by lower royalties of $0.4 million.
Gross margin during the quarter and six months ended June 30, 2015 declined primarily as a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner and a large increase in bandwidth costs to support our RealPlayer Cloud and RealTimes services.

Operating expenses increased by $0.5 million in the quarter ended June 30, 2015, compared with the year-earlier period primarily due to increased marketing spend related to our RealTimes product, partially offset by reductions in personnel and related costs, as well as research and development expenses as discussed below in our Consolidated Operating Expenses.
Operating expenses decreased by $4.9 million in the six months ended June 30, 2015, compared with the year-earlier period primarily due to decreased marketing spend of $3.6 million related to our transition to a new third party distribution arrangement, along with reductions in personnel and related costs of $0.9 million.

Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$18,515	$23,182	$(4,667)	(20)%	$32,995	$43,095	$(10,100)	(23)%
Cost of revenue	13,079	14,298	(1,219)	(9)%	22,585	26,248	(3,663)	(14)%
Gross profit	5,436	8,884	(3,448)	(39)%	10,410	16,847	(6,437)	(38)%
Gross margin	29%	38%			32%	39%
Operating expenses	5,301	9,424	(4,123)	(44)%	10,934	19,040	(8,106)	(43)%
Operating income (loss)	$135	$(540)	$675	125%	$(524)	$(2,193)	$1,669	76%
Total Mobile Entertainment revenue decreased by $4.7 million in the quarter ended June 30, 2015, compared with the year-earlier period. This decrease was primarily due to a decrease of $3.0 million in our ringback tones and intercarrier messaging businesses and a decrease in Helix licensing revenue of $1.1 million as we ceased investing in this business in the fourth quarter of 2014.
Total Mobile Entertainment revenue decreased by $10.1 million in the six months ended June 30, 2015, compared with the year-earlier period. The decline was primarily due to a decrease in our SaaS business of $7.2 million, where ringback tone revenue declined by $4.1 million and music on demand revenue declined by $2.3 million. Further, our Helix licensing revenue declined by $2.0 million as we ceased investing in this business in the fourth quarter of 2014.
Cost of revenue decreased by $1.2 million and $3.7 million in the quarter and six months ended June 30, 2015, compared with the year-earlier period, primarily related to ceasing our investment in the Helix business in the fourth quarter of 2014 and reduced music on demand revenue.
Gross margin declined for the quarter and six months ended June 30, 2015, due to a decline in higher margin revenues such as in our ringback tones business.
Operating expenses decreased by $4.1 million and $8.1 million for the quarter and six months ended June 30, 2015, compared with the year-earlier period, primarily due to reductions in personnel and related costs of $2.8 million and $5.2 million respectively, and a decrease in marketing spend of $0.6 million and $1.3 million, respectively.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$8,095	$9,087	$(992)	(11)%	$16,199	$19,683	$(3,484)	(18)%
Cost of revenue	2,286	2,717	(431)	(16)%	5,080	5,846	(766)	(13)%
Gross profit	5,809	6,370	(561)	(9)%	11,119	13,837	(2,718)	(20)%
Gross margin	72%	70%			69%	70%
Operating expenses	8,719	8,769	(50)	(1)%	17,402	18,535	(1,133)	(6)%
Operating income (loss)	$(2,910)	$(2,399)	$(511)	(21)%	$(6,283)	$(4,698)	$(1,585)	(34)%
Total Games revenue decreased by $1.0 million in the quarter ended June 30, 2015, compared with the year-earlier period primarily due to lower revenue from our subscription products of $1.1 million.

Total Games revenue decreased by $3.5 million in the six months ended June 30, 2015, compared with the year-earlier period. Lower revenue from our subscription products, advertising, and downloadable PC games, due to declines in our storefront and subscription businesses contributed $2.7 million, $1.3 million and $1.2 million, respectively, to the overall decrease. These declines were partially offset by an increase in our mobile games revenue of $1.7 million.
Cost of revenue decreased by $0.4 million and $0.8 million in the quarter and six months ended June 30, 2015, respectively, compared with the year-earlier period. The decreases were due to the decrease in partner royalties expense, which has a direct correlation with the decrease in subscription and downloadable PC games revenue. The decrease in cost of revenue was also due to a decline in our advertising business.
Gross margin showed little fluctuation during the quarter and six months ended June 30, 2015.
Operating expenses declined by $1.1 million in the six months ended June 30, 2015, compared with the year-earlier period. The decrease was due to reductions in personnel and related costs of $1.0 million.
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

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue	$150	$151	$(1)	(1)%	$285	$340	$(55)	(16)%
Extinguishment of liability	—	—	—	N/A	—	(10,580)	10,580	(100)%
Operating expenses	7,808	8,189	(381)	(5)%	14,179	17,414	(3,235)	(19)%
Operating income (loss)	$(7,958)	$(8,340)	$382	5%	$(14,464)	$(7,174)	$(7,290)	(102)%
Operating expenses decreased by $0.4 million in the quarter ended June 30, 2015 compared with the year-earlier period. The decrease was primarily due to reduced personnel and related costs of $1.6 million, offset by an increase in restructuring costs of $1.0 million.
Operating expenses decreased by $3.2 million in the six months ended June 30, 2015, compared with the year-earlier period. The decrease was primarily due to reduced personnel and related costs of $3.5 million.
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
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$11,801	$13,267	$(1,466)	(11)%	$24,180	$27,326	$(3,146)	(12)%
Sales and marketing	14,047	16,016	(1,969)	(12)%	26,884	37,739	(10,855)	(29)%
General and administrative	7,008	8,577	(1,569)	(18)%	14,291	17,894	(3,603)	(20)%
Restructuring and other charges	1,964	541	1,423	263%	2,449	1,757	692	39%
Lease exit and related charges	9	470	(461)	(98)%	87	549	(462)	(84)%
Total consolidated operating expenses	$34,829	$38,871	$(4,042)	(10)%	$67,891	$85,265	$(17,374)	(20)%
Research and development expenses decreased by $1.5 million and $3.1 million in the quarter and six months ended June 30, 2015, compared with the year-earlier period. The decreases were primarily due to reduced personnel and related costs of $1.6 million and $2.6 million, respectively.
Sales and marketing expenses decreased by $2.0 million in the quarter ended June 30, 2015 compared with the year-earlier period, primarily due to reduced personnel and related costs of $2.6 million, offset in part by an increase in marketing spend of $0.9 million.
Sales and marketing expenses decreased by $10.9 million in the six months ended June 30, 2015 compared with the year-earlier period, primarily attributable to a reduction in personnel and related costs of $5.4 million and a decrease in marketing spend of $4.5 million due to our transition to a new third party distribution arrangement in the second quarter of 2014.
General and administrative expenses decreased by $1.6 million in the quarter ended June 30, 2015, compared with the year-earlier period. The decrease was primarily due to reductions in personnel and related costs of $1.2 million.
General and administrative expenses decreased by $3.6 million in the six months ended June 30, 2015, compared with the year-earlier period. The decrease was due to $2.8 million in reduced personnel and related costs due to our ongoing expense alignment efforts.
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
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income, net	$250	$180	$70	39%	$450	$316	$134	42%
Gain (loss) on sale of available for sale securities, net	94	—	94	NM	393	2,371	(1,978)	(83)%
Equity in net loss of Rhapsody	(6,916)	(1,802)	(5,114)	(284)%	(13,096)	(2,640)	(10,456)	(396)%
Other income (expense), net	(112)	(95)	(17)	(18)%	331	(172)	503	292%
Total other income (expense), net	$(6,684)	$(1,717)	$(4,967)	(289)%	$(11,922)	$(125)	$(11,797)	NM

Gain (loss) on sale of available for sale securities, net, for the six months ended June 30, 2015 declined in the period due to a smaller gain on the sale of available for sale securities in the current year than in the prior year period. In 2014, we sold 700,000 shares of our J-Stream investment and realized a gain of $2.4 million compared with a gain of $0.4 million from the sale of 121,100 shares in 2015.

As described further in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, we account for our investment in Rhapsody under the equity method of accounting.

The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Income Taxes
During the quarters ended June 30, 2015 and 2014, we recognized income tax expense of $0.4 million and $0.5 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2015 and 2014, we recognized income tax expense of $0.6 million and $1.0 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter and six months ended June 30, 2015 was largely the result of changes in our jurisdictional income.
As of June 30, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K. However, as a result of the closure of our United States federal audit for the year ended December 31, 2012, we anticipate a decrease in our total unrecognized tax benefit by an amount up to $3.3 million within the next 12 months, which will have no impact on the financial statements since we maintain a valuation allowance on its deferred tax assets.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2015. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and six months ended June 30, 2015, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2015 is minimal.
As of June 30, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
We file numerous consolidated and separate income tax returns in the U.S., including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years prior to 2013 or state, local or foreign income tax examinations for years prior to 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
United States	$12,303	$15,092	$(2,789)	(18)%	$24,652	$35,520	$(10,868)	(31)%
Europe	3,728	6,968	(3,240)	(46)%	7,891	15,380	(7,489)	(49)%
Republic of Korea	12,375	11,092	1,283	12%	18,699	21,386	(2,687)	(13)%
Rest of world	5,548	7,673	(2,125)	(28)%	13,309	14,263	(954)	(7)%
Total net revenue	$33,954	$40,825	$(6,871)	(17)%	$64,551	$86,549	$(21,998)	(25)%
Revenue in the United States declined by $2.8 million in the quarter ended June 30, 2015 compared with the year-earlier period. The decline was due primarily to lower revenue generated from our SaaS offerings of $1.5 million and from the distribution of third party software products of $1.4 million.

Revenue in the United States declined by $10.9 million in the six months ended June 30, 2015, compared with the year-earlier period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $6.8 million, a decline in SaaS revenue of $2.8 million, and decreased SuperPass subscription revenue of $1.2 million.
Revenue in Europe declined by $3.2 million in the quarter ended June 30, 2015 compared with the year-earlier period. The decrease was primarily due to lower SaaS revenue of $1.4 million, a decline in our Games business of $1.3 million, and a decline in third party software distribution and advertising revenue of $0.3 million.
Revenue in Europe declined by $7.5 million in the six months ended June 30, 2015, compared with the year-earlier period. The decline was due primarily to a decrease in revenue from our SaaS business of $3.0 million, a decrease in our Games business of $2.8 million, and a decline in RealPlayer third party software distribution and advertising revenue of $1.0 million.
Revenue in Korea increased by $1.3 million in the quarter ended June 30, 2015 compared with the year-earlier period. The increase was primarily due to higher music on demand revenue of $1.6 million, partially offset by a decrease in ringback tones revenue of $0.5 million.
Revenue in Korea declined $2.7 million in the six months ended June 30, 2015 compared with the year-earlier period. The decrease was primarily due to lower intellectual property license revenue of $1.0 million, a decline in music on demand revenue of $0.9 million, and lower revenue from our SaaS offerings (excluding music on demand) of $0.2 million.
Revenue in the rest of world decreased by $2.1 million in the quarter ended June 30, 2015 compared with the year-earlier period. The decrease was primarily due to a decrease in our systems integration services revenue of $1.5 million, a decrease in our Helix license revenue of $0.4 million and a decline in RealPlayer third party software distribution and advertising revenue of $0.4 million.
Revenue in the rest of world decreased by $1.0 million in the six months ended June 30, 2015 compared with the year-earlier period. The decrease was primarily due to an decrease in our systems integration services revenue of $0.9 million, a decrease in Helix license revenue and Games subscription revenue of $0.6 million and $0.5 million, respectively. Additionally. revenue declined due to a decrease in RealPlayer third party software distribution revenue of $0.5 million, Games subscription revenue of $0.4 million, and Realplayer advertising and subscription revenue of $0.2 million each. These declines were partially offset by an increase in intellectual property license revenue of $2.4 million.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2015	December 31, 2014
Working capital	$96,719	$136,429
Cash, cash equivalents, and short-term investments	111,000	161,706
Restricted cash equivalents and investments	3,000	3,000

The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $43.6 million in the first six months of 2015, as well as the $5.0 million loan made to Rhapsody in the first quarter of 2015, as described in more detail in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
The following summarizes cash flow activity (in thousands):

	Six months ended June 30,
	2015	2014
Cash provided by (used in) operating activities	$(43,572)	$(30,778)
Cash provided by (used in) investing activities	34,555	4,202
Cash provided by (used in) financing activities	266	(423)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $12.8 million higher in the six months ended June 30, 2015 as compared to the same period in 2014. This increase in cash used in operating activities is due mainly to the change in operating assets and liabilities during the current year period. In the current year, we used cash of $10.2 million from the net change in operating assets and liabilities compared with $0.8 million in the prior year period.
For the six months ended June 30, 2015, cash provided by investing activities of $34.6 million was primarily due to sales and maturities, net of purchases, of short-term investments of $40.1 million partially offset by purchases of equipment, software and leasehold improvements of $0.9 million as well as the $5.0 million advance made to Rhapsody in the first quarter of 2015, as described in more detail in Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
For the six months ended June 30, 2014, cash provided by investing activities of $4.2 million was primarily due to sales and maturities, net of purchases of short-term investments of $4.3 million and cash proceeds received from the sale of available for sale securities during the first quarter of $2.8 million, partially offset by purchases of equipment, software and leasehold improvements of $1.7 million.
Financing activities for the six months ended June 30, 2015 provided cash totaling $0.3 million primarily from the issuance of common stock during the period.
Financing activities for the six months ended June 30, 2014 used cash totaling $0.4 million primarily from the payment of the principal amount of contingent consideration of $0.7 million related to an earlier period business acquisition.
While we currently have no planned significant capital expenditures for the remainder of 2015 other than those in the ordinary course of business, we have contractual commitments for future payments related to office leases.
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
As of June 30, 2015, approximately $16.3 million of the $111.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
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
As of June 30, 2015, $16.3 million of the $111.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of June 30, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2015. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2015, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of June 30, 2015, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.

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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of June 30, 2015 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning in mid-2012, we developed a growth plan that involved the launch of at least one major new product in each of our three business units. In tandem with our growth plan, we have embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plan, strategic initiatives, and restructuring efforts, either in a timely manner or at all, and our failure to do so would have a material adverse impact on our business and financial results. Moreover, the implementation of our growth plan, strategic initiatives and restructuring efforts has required significant cash outlays, and we cannot guarantee that these expenditures will have the desired return or that our cash reserves will be sufficient for a successful transition.

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
During 2013 and 2014, each of our businesses introduced at least one new product or service. In early 2014, our RealPlayer business completed the global launch of RealPlayer Cloud, our integrated video player, storage and sharing app. During the second quarter of 2015, we launched RealTimes, the successor application to RealPlayer Cloud, which includes photos and a more expansive feature set. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature and, in September 2014, launched Slingo Adventure. To date, we have not generated significant revenue from any of these products and services. Moreover, in July 2015, we announced the signing of a definitive agreement to sell our Slingo and social casino games business, which includes the GameHouse Casino Plus and Slingo Adventure products. Over the past several quarters, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily both in further development and in sales and marketing efforts aimed at monetizing certain of these products and services. These investments have and are expected to continue to have a significant negative impact on our cash position and there can be no assurance that our efforts will generate any meaningful revenue or positive cash flow. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will be materially negatively impacted.

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
As we increasingly focus our development and sales and marketing efforts on our newly launched products and services, sales of our legacy products and services have suffered and will continue to suffer. For instance, while the efforts of our RealPlayer team are targeted increasingly towards enhanced development and monetization of our new RealTimes product, we have significantly reduced our marketing of SuperPass and have redirected our development resources away from RealPlayer Plus, both of which have resulted in declines in the number of subscribers of those legacy products.
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
Since 2012, we have taken steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions, and during the second quarter of 2015, we recorded $2.0 million in severance and restructuring charges relating to recent workforce reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may continue to be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

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
Our recently launched RealTimes product faces strong competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video and photo sharing services, which include both well known and established companies and entrepreneurial startups. In addition, as we continue to develop this product and expand its reach, we have seen and expect to continue to see growing competition from companies offering innovative features for engaging with users' video content. For example, several companies have introduced photo and video storage services, including Google, Inc. with its Google Photos service. To be competitive, our RealTimes product must provide sufficiently engaging and compelling features and our brand and corporate image must be deemed by consumers as sufficiently safe and secure for storing their digital content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained very broad market penetration. If we are unable to compete successfully, most notably through the development, marketing and monetization of RealTimes, our RealPlayer business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business. If we are unable to slow recent revenue declines or achieve future growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve, revenue in our Games business will continue to decline and the business will suffer. In July 2015, we announced the signing of a definitive agreement to sell our Slingo and social casino games business.

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
The trading price for our common stock has a history of volatility. Our recent stock price history shows a more steady decline with a closing price of $4.68 on July 31, 2015, and a range from $5.40 to $8.38 per share during the 52-week period ended June 30, 2015. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill and indefinite-lived intangible assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill, indefinite-lived intangible assets and definite-lived assets as of June 30, 2015 was $39.6 million.

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
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we could incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 4, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
As described in more detail in Note 4, Rhapsody Joint Venture, in March 2015, RealNetworks extended a $5.0 million loan to Rhapsody and, in connection with a loan that Rhapsody made to a strategic partner, provided a $5.0 million guaranty to Rhapsody's senior secured lender. The guaranty was released during the second quarter of 2015 upon the partial repayment to Rhapsody by the strategic partner; however, Rhapsody extended the maturity date related to the remaining portion of the loan to the strategic partner until August 2015. While we expect the loan to be repaid, there can be no assurance that Rhapsody will be able to repay the loan.
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

The continued loss of key personnel, or difficulty recruiting and retaining them, could significantly harm our business or jeopardize our ability to meet our growth objectives.
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. Rob Glaser, our founder, Chairman and initial chief executive officer, resigned as chief executive officer in 2010, was appointed as interim chief executive officer in July 2012, and was named permanent chief executive officer in July 2014. In addition, each member of our executive team was either hired or promoted to his or her executive position within the past three years. We cannot provide assurance that we will effectively manage these executive-level transitions, which may impact our ability to retain key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
Our success is also substantially dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is extremely intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel has been and may continue to be made more difficult by the uncertainty created by our executive-level turnover and by our continued restructuring efforts, which have involved reductions in our workforce. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

Acquisitions and divestitures involve costs and risks that could harm our business and impair our ability to realize potential benefits from these transactions.
As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. For example, most recently, in July 2015 we announced the signing of a definitive agreement to sell our Slingo and social casino games business. The failure to adequately manage transaction costs and address the financial, legal and operational risks raised by acquisitions and divestitures of technology and businesses could harm our business and prevent us from realizing the benefits of these transactions. In addition, we may identify and acquire target companies, but those companies may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience, which may increase the risks associated with completing acquisitions.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2015.

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