Form 10-Q
period 2015-09-30
REALNETWORKS INC
filed 2015-11-09
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 30, 2015 was 36,250,994.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$61,831	$103,253
Short-term investments	50,412	58,453
Trade accounts receivable, net of allowances	20,534	15,257
Deferred costs, current portion	324	702
Deferred tax assets, net, current portion	640	652
Prepaid expenses and other current assets	5,953	8,980
Total current assets	139,694	187,297
Equipment, software, and leasehold improvements, at cost:
Equipment and software	69,437	74,100
Leasehold improvements	3,592	3,590
Total equipment, software, and leasehold improvements, at cost	73,029	77,690
Less accumulated depreciation and amortization	62,353	61,442
Net equipment, software, and leasehold improvements	10,676	16,248
Restricted cash equivalents and investments	3,000	3,000
Investment in and advances to Rhapsody	—	10,000
Available for sale securities	1,756	2,676
Other assets	2,520	2,299
Deferred costs, non-current portion	145	316
Deferred tax assets, net, non-current portion	1,959	999
Other intangible assets, net	2,813	10,109
Goodwill	13,101	17,355
Total assets	$175,664	$250,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,853	$18,653
Accrued and other current liabilities	23,890	25,286
Deferred tax liabilities, net, current portion	1,602	1,628
Deferred revenue, current portion	3,638	5,301
Total current liabilities	44,983	50,868
Deferred revenue, non-current portion	98	235
Deferred rent	637	1,215
Deferred tax liabilities, net, non-current portion	156	702
Other long-term liabilities	2,228	81
Total liabilities	48,102	53,101
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,251 shares in 2015 and 36,099 shares in 2014	36	36
Additional paid-in capital	625,576	617,756
Accumulated other comprehensive loss	(59,274)	(55,252)
Retained deficit	(438,776)	(365,342)
Total shareholders’ equity	127,562	197,198
Total liabilities and shareholders’ equity	$175,664	$250,299
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue (A)	$30,823	$34,157	$95,374	$120,706
Cost of revenue (B)	18,090	18,928	54,469	58,500
Extinguishment of liability	—	—	—	(10,580)
Gross profit	12,733	15,229	40,905	72,786
Operating expenses:
Research and development	10,501	12,784	34,681	40,110
Sales and marketing	11,938	13,283	38,822	51,022
General and administrative	7,021	7,723	21,312	25,617
Restructuring and other charges	3,114	2,048	5,563	3,805
Lease exit and related charges	2,121	154	2,208	703
Total operating expenses	34,695	35,992	102,586	121,257
Operating income (loss)	(21,962)	(20,763)	(61,681)	(48,471)
Other income (expenses):
Interest income, net	147	80	597	396
Gain (loss) on investments, net	(615)	—	(222)	2,371
Equity in net loss of Rhapsody	(735)	(1,530)	(13,831)	(4,170)
Other income (expense), net	297	325	628	153
Total other income (expenses), net	(906)	(1,125)	(12,828)	(1,250)
Income (loss) before income taxes	(22,868)	(21,888)	(74,509)	(49,721)
Income tax expense (benefit)	(1,684)	290	(1,075)	1,256
Net income (loss)	$(21,184)	$(22,178)	$(73,434)	$(50,977)

Basic net income (loss) per share	$(0.59)	$(0.62)	$(2.03)	$(1.42)
Diluted net income (loss) per share	$(0.59)	$(0.62)	$(2.03)	$(1.42)
Shares used to compute basic net income (loss) per share	36,191	36,003	36,134	35,912
Shares used to compute diluted net income (loss) per share	36,191	36,003	36,134	35,912

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(596)	$(323)	$(881)	$(3,936)
Foreign currency translation adjustments, net of reclassification adjustments	(1,144)	(2,338)	(3,141)	(2,147)
Total other comprehensive income (loss)	(1,740)	(2,661)	(4,022)	(6,083)
Net income (loss)	(21,184)	(22,178)	(73,434)	(50,977)
Comprehensive income (loss)	$(22,924)	$(24,839)	$(77,456)	$(57,060)

(A) Components of net revenue:
License fees	$7,049	$5,925	$21,259	$21,168
Service revenue	23,774	28,232	74,115	99,538
	$30,823	$34,157	$95,374	$120,706
(B) Components of cost of revenue:
License fees	$1,877	$2,044	$5,048	$6,426
Service revenue	16,213	16,884	49,421	52,074
	$18,090	$18,928	$54,469	$58,500
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(73,434)	$(50,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,952	8,876
Stock-based compensation	3,761	4,158
Equity in net loss of Rhapsody	13,831	4,170
Accrued loss (gain) on excess office facilities	2,208	480
Deferred income taxes, net	(1,531)	(64)
Loss (gain) on investments, net	222	(2,371)
Realized translation gain	(264)	(48)
Extinguishment of liability	—	(10,580)
Fair value of warrants, net of mark to market adjustments	(1,078)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(6,279)	6,553
Prepaid expenses and other assets	3,851	1,353
Accounts payable	(1,628)	(1,606)
Accrued and other liabilities	(3,580)	(5,586)
Net cash provided by (used in) operating activities	(55,969)	(45,642)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,110)	(2,054)
Proceeds from sale of available for sale securities	459	2,754
Purchases of short-term investments	(52,475)	(63,574)
Proceeds from sales and maturities of short-term investments	60,516	74,546
Acquisitions, net of cash acquired	(161)	(733)
Advance to Rhapsody	(5,000)	—
Repayment from Rhapsody	5,000	—
Proceeds from the sale of Slingo and social casino business	10,000	—
Other	—	(467)
Net cash provided by (used in) investing activities	17,229	10,472
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	297	641
Tax payments from shares withheld upon vesting of restricted stock	(69)	(403)
Payment of contingent consideration	—	(696)
Net cash provided by (used in) financing activities	228	(458)
Effect of exchange rate changes on cash and cash equivalents	(2,910)	(1,534)
Net increase (decrease) in cash and cash equivalents	(41,422)	(37,162)
Cash and cash equivalents, beginning of period	103,253	151,235
Cash and cash equivalents, end of period	$61,831	$114,073

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$1,035	$292
Cash paid for income taxes	$1,136	$1,457
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(124)	$(371)
Acquisition of intangible assets	$312	$—

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2015 and 2014

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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

Note 3	Sale of Slingo and Social Casino Business

On July 24, 2015, we entered into an agreement to sell the Slingo and social casino portion of our games business to Gaming Realms plc for $18.0 million. Of this amount, $10.0 million of the total consideration was paid in cash at closing and the remaining $8.0 million will be payable either all in cash or a mix of cash and Gaming Realms plc stock, at our election, on the first and second anniversaries of the closing. The transaction closed on August 10, 2015.

With the transaction, Gaming Realms plc assumed the operations of our Slingo and social casino businesses, including substantially all of the related assets and liabilities, as well as the stock of Backstage Technologies Incorporated.

The disposed assets and liabilities consisted of intangible assets of $5.7 million, net property, plant and equipment of $0.3 million, and other net assets of $0.4 million, as well as a deferred tax liability of $1.6 million related to the indefinite-lived Slingo trade name, which is included as part of the intangible assets disposed of in the sale. Goodwill totaling $3.6 million was also disposed as part of the transaction based on the relative fair values of the business disposed of and the portion of the games reporting unit retained.

As this sale does not represent a strategic shift in our business and we do not believe it will have a major impact on our operations and financial results, it does not meet the criteria for discontinued operations under GAAP. As such, we have recorded the related foreign currency gain of $0.5 million in “Other income and expense” on the Statement of Operations. In addition, we have recognized an income tax benefit of $1.6 million from the reversal of a Slingo deferred tax liability as described above. Based on several factors, including the timing of the receipt of the remaining $8.0 million consideration, we have deferred the remaining gain of $8.0 million and will recognize that gain upon realization.

Note 4	Stock-Based Compensation
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock units, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total stock-based compensation expense	$1,178	$1,148	$3,761	$4,158
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.27%	1.30%	1.26%	1.20%
Expected life (years)	3.8	4.5	4.3	3.9
Volatility	35%	42%	37%	40%

The total stock-based compensation amounts for 2015 and 2014 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2015, $11.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 5	Rhapsody Joint Venture
As of September 30, 2015 we owned approximately 43% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $0.7 million and $13.8 million for the quarter and nine months ended September 30, 2015, and $1.5 million and $4.2 million for the quarter and nine months ended September 30, 2014. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million which occurred in the first quarter of 2015. As of December 31, 2014, the carrying value of our Rhapsody equity investment was $10.0 million. As of September 30, 2015, the carrying value of our Rhapsody equity investment is zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody.
In March 2015, RealNetworks extended a $5.0 million loan to Rhapsody, as did the other 43% owner of Rhapsody. The loans had original maturity dates of June 2018, or earlier, if Rhapsody's certain loan to an external strategic partner was repaid in full. The loans to Rhapsody bore interest at the greater of prime plus 5.25% or 9% per annum. During June 2015, Rhapsody's external strategic partner repaid half of its loan to Rhapsody and the maturity date of the second half was extended to August 2015. In August 2015, the second half of the loan to Rhapsody was repaid and Rhapsody then repaid its loan to us and the other 43% owner in full. In addition, Rhapsody paid approximately $0.2 million of accrued interest to us in September 2015.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$52,769	$44,148	$149,156	$128,578
Gross profit	9,552	7,739	25,395	24,730
Net loss	(6,335)	(7,965)	(27,320)	(14,312)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2015				September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$36,321	$—	$—	$36,321	$36,321
Money market funds	1,064	—	—	1,064	1,064
Corporate notes and bonds	—	24,446	—	24,446	24,446
Total cash and cash equivalents	37,385	24,446	—	61,831	61,831
Short-term investments:
Corporate notes and bonds	—	49,812	—	49,812	49,822
U.S. government agency securities	600	—	—	600	600
Total short-term investments	600	49,812	—	50,412	50,422
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	1,756	—	—	1,756	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,078	1,078	—
Total	$39,741	$77,258	$1,078	$118,077	$115,615

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2014				December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,105	$—	$—	$30,105	$30,105
Money market funds	11,629	—	—	11,629	11,630
Corporate notes and bonds	—	61,519	—	61,519	61,520
Total cash and cash equivalents	41,734	61,519	—	103,253	103,255
Short-term investments:
Corporate notes and bonds	—	51,453	—	51,453	51,438
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	51,453	—	58,453	58,438
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	2,676	—	—	2,676	428
Total	$51,410	$115,972	$—	$167,382	$165,121

Restricted cash equivalents and investments amounts as of September 30, 2015, and December 31, 2014 relate to cash pledged as collateral against a letter of credit in connection with a lease agreement.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2015 and 2014 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2015 and December 31, 2014 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2015 (in thousands):

Estimated Fair Value
Within one year	$49,064
Between one year and five years	1,348
Total short-term investments	$50,412
Our equity investment in a publicly traded company as of September 30, 2015 and December 31, 2014 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale.
During the first half of 2015, we sold a portion of J-Stream shares we held, resulting in cash proceeds of $0.5 million and a pre-tax gain of $0.4 million. In March 2014, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million. The gains on the sale of these securities are reported in Other income (expense), net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the nine months ended September 30, 2015, the decrease in the fair value of the warrants from that originally recorded was approximately $0.1 million.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2015 and 2014, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 12, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2014	$1,288	$353
Addition (reduction) to allowance	155	(213)
Amounts written off	(94)	(7)
Foreign currency translation	(194)	—
Balances, September 30, 2015	$1,155	$133
One customer accounted for 50% and one customer accounted for 13% of trade accounts receivable as of September 30, 2015. At December 31, 2014, one customer accounted for 21% and one other customer accounted for 15% of trade accounts receivable.

One customer accounted for 28% or $8.7 million of consolidated revenue during the quarter ended September 30, 2015, which is reflected in our Mobile Entertainment segment. One customer accounted for 25% of consolidated revenue, or $24.2 million, during the nine months ended September 30, 2015, also reflected in our Mobile Entertainment segment.
One customer accounted for 24% of consolidated revenue, or $8.2 million, during the quarter ended September 30, 2014 and 20%, or $24.6 million, during the nine months ended September 30, 2014 and is reflected in our Mobile Entertainment segment.

Note 8	Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,074	$28,971	$1,103	$33,853	$31,643	$2,210
Developed technology	23,982	23,022	960	28,261	25,699	2,562
Patents, trademarks and tradenames	3,945	3,357	588	3,817	3,528	289
Service contracts	5,276	5,114	162	6,312	5,764	548
	63,277	60,464	2,813	72,243	66,634	5,609
Non-amortizing intangible assets:
Trademarks and tradenames	—	—	—	4,500	—	4,500
Total	$63,277	$60,464	$2,813	$76,743	$66,634	$10,109

An asset purchase relating to our Games business was completed in the first quarter of 2015 and resulted in an intangible asset of $0.5 million being recorded.

As discussed in Note 3 Sale of Slingo and Social Casino Business, $5.7 million worth of intangible assets, net, related to the third quarter of 2015 sale of our Slingo and social casino portion of our games business.

No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2015 or 2014.

Note 9	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2014	$17,355
Decreases due to current year disposals	(3,620)
Effects of foreign currency translation	(634)
Balance, September 30, 2015	$13,101

Goodwill by segment (in thousands):

September 30, 2015
RealPlayer Group	$955
Mobile Entertainment	1,848
Games	10,298
Total goodwill	$13,101

No impairment of goodwill was recognized in either of the nine months ended September 30, 2015 or in 2014.

Note 10	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2015	December 31, 2014
Royalties and other fulfillment costs	$3,672	$4,868
Employee compensation, commissions and benefits	8,134	7,711
Sales, VAT and other taxes payable	5,744	5,896
Other	6,340	6,811
Total accrued and other current liabilities	$23,890	$25,286

Note 11	Restructuring Charges
Restructuring and other charges in 2015 and 2014 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
On November 4, 2015, we commenced the elimination of approximately 60 positions worldwide and recorded $2.3 million in charges associated with this reduction in force in the quarter ended September 30, 2015.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the nine months ended September 30, 2015	$5,563
Costs incurred and charged to expense for the nine months ended September 30, 2014	$3,805

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2014	$449
Costs incurred and charged to expense for the nine months ended September 30, 2015	5,563
Cash payments	(2,840)
Accrued liability at September 30, 2015	$3,172

Note 12	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases. In the quarter ended September 30, 2015, we recorded $2.1 million of losses relating to an approximate 43% reduction of office space at our corporate headquarters in Seattle, Washington. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2015 (in thousands) are as follows:

Accrued loss at December 31, 2014	$234
Additions and adjustments to the lease loss accrual, including estimated sublease income	2,764
Less amounts paid, net of sublease amounts	(240)
Accrued loss at September 30, 2015	2,758
Less current portion (included in Accrued and other current liabilities)	(988)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,770

Note 13	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investments
Accumulated other comprehensive income (loss), beginning of period	$1,967	$2,784	$2,252	$6,397
Unrealized gains (losses), net of tax effects of $(56), $0, $0 and $0	(596)	(323)	(488)	(1,565)
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $(1) and $(4)	—	—	(393)	(2,371)
Net current period other comprehensive income (loss)	(596)	(323)	(881)	(3,936)
Accumulated other comprehensive income (loss) balance, end of period	$1,371	$2,461	$1,371	$2,461
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(59,501)	$(53,901)	$(57,504)	$(54,092)
Translation adjustments	(880)	(2,338)	(2,877)	(2,099)
Reclassification adjustments for losses (gains) included in other income (expense)	(264)	—	(264)	(48)
Net current period other comprehensive income (loss)	(1,144)	(2,338)	(3,141)	(2,147)
Accumulated other comprehensive income (loss) balance, end of period	$(60,645)	$(56,239)	$(60,645)	$(56,239)
Total accumulated other comprehensive income (loss), end of period	$(59,274)	$(53,778)	$(59,274)	$(53,778)

Note 14	Income Taxes
As of September 30, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K. However, as a result of the closure of our United States federal audit for the year ended December 31, 2012, we anticipate a decrease in the Company’s total unrecognized tax benefit by an amount up to $3.3 million within the next 12 months, which will have no impact on the financial statements since the Company maintains a valuation allowance on its deferred tax assets.
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

Note 15	Earnings (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(21,184)	$(22,178)	$(73,434)	$(50,977)

Weighted average common shares outstanding used to compute basic EPS	36,191	36,003	36,134	35,912
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,191	36,003	36,134	35,912

Basic EPS	$(0.59)	$(0.62)	$(2.03)	$(1.42)
Diluted EPS	$(0.59)	$(0.62)	$(2.03)	$(1.42)
During the quarter and nine months ended September 30, 2015, 5.7 million and 6.0 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarter and nine months ended September 30, 2014, 6.3 million and 6.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 16	Commitments and Contingencies
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

Note 17	Guarantees
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

Note 18	Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes our RealTimes and RealPlayer Cloud products, our RealPlayer media player software and related products and our SuperPass service; (2) Mobile Entertainment, which includes our SaaS services, our LISTEN product, and the residual components of our Helix business; and (3) Games, which includes all our games-related businesses, including licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and mobile games. See Note 3, Sale of Slingo and Social Casino Business, for information on the third quarter 2015 sale of this business.
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
Segment results for the quarters and nine months ended September 30, 2015 and 2014 (in thousands):
RealPlayer Group

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$6,565	$6,565	$21,922	$30,336
Cost of revenue	3,902	3,566	12,331	10,704
Gross profit	2,663	2,999	9,591	19,632
Operating expenses	11,492	12,392	36,868	42,668
Operating income (loss)	$(8,829)	$(9,393)	$(27,277)	$(23,036)

Mobile Entertainment

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$16,414	$19,190	$49,409	$62,285
Cost of revenue	11,518	12,626	34,103	38,874
Gross profit	4,896	6,564	15,306	23,411
Operating expenses	5,219	7,086	16,153	26,126
Operating income (loss)	$(323)	$(522)	$(847)	$(2,715)

Games

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$7,844	$8,402	$24,043	$28,085
Cost of revenue	2,513	2,573	7,593	8,419
Gross profit	5,331	5,829	16,450	19,666
Operating expenses	6,431	8,658	23,833	27,193
Operating income (loss)	$(1,100)	$(2,829)	$(7,383)	$(7,527)

Corporate

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$157	$163	$442	$503
Extinguishment of liability	—	—	—	(10,580)
Operating expenses	11,553	7,856	25,732	25,270
Operating income (loss)	$(11,710)	$(8,019)	$(26,174)	$(15,193)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$11,460	$12,280	$36,112	$47,800
Europe	3,670	5,749	11,561	21,129
Republic of Korea	9,569	9,728	28,268	31,114
Rest of the World	6,124	6,400	19,433	20,663
Total net revenue	$30,823	$34,157	$95,374	$120,706

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	September 30, 2015	December 31, 2014
United States	$18,303	$33,421
Europe	5,617	6,696
Republic of Korea	324	547
Rest of the World	2,346	3,048
Total long-lived assets	$26,590	$43,712

Note 19	Related Party Transactions
 See Note 5, Rhapsody Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We manage our business and report revenue and operating income (loss) in three segments: (1) RealPlayer Group, (2) Mobile Entertainment, and (3) Games. Within our RealPlayer Group, we have intensified our focus on leveraging current and prospective partners, especially wireless carriers, to increase distribution of RealTimes, our photo and video sharing technology which we launched in the second quarter of 2015. We continue to develop innovative ways to enable our partners to integrate RealTimes capabilities into their products and services. Although our new RealTimes and RealPlayer Cloud products have begun to generate some revenue, this group's revenue is derived mainly from the sale and license of our RealPlayer software and related products. Our Mobile Entertainment business generates revenue primarily from the sale of its SaaS services, which include ringback tones, music on demand, and intercarrier messaging. Our Games business, through its GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, advertising on games sites and social networks, and sales of mobile games.
We sold the Slingo and social casino portion of our games business to Gaming Realms plc, a London-based online gaming company, for $18.0 million in August 2015. The purpose of the sale was to derive value from this business and to allow greater focus on our traditional casual games business. This transaction is further described in Note 3, Sale of Slingo and Social Casino Business, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
For the quarter and nine months ended September 30, 2015, our consolidated revenue declined by $3.3 million and $25.3 million, respectively, compared to the same periods in 2014. Revenue declined by $2.8 million and $12.9 million in Mobile Entertainment and $0.6 million and $4.0 million in Games. In our RealPlayer Group, revenue was $6.6 million, unchanged from the prior year's quarter, and declined by $8.4 million compared to the nine months ended September 30, 2014.
Revenue from our legacy products continues to decline as a result of certain ongoing changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we continue to experience pricing pressure from carriers for our intercarrier messaging services and we ceased investing in our Helix product in the fourth quarter of 2014. Our Games business revenue has declined in recent periods due to lower subscriptions, however, with the recent sale of our Slingo and social casino games business, we expect some growth in our casual games business, which currently has over 100,000 subscribers. In our RealPlayer Group segment, revenue has been negatively impacted as a result of our 2014 transition to a new third party distribution partner at significantly lower rates compared to our previous partner, and lower distribution in our RealPlayer Plus licensing business as we continue to move away from our legacy products.

As of September 30, 2015, we had $112.2 million in unrestricted cash, cash equivalents and short-term investments, compared to $161.7 million as of December 31, 2014. The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to our ongoing negative cash flows used in operating activities that included significant cash expenditures related to new product launches, which totaled $56.0 million in the first nine months of 2015.
Over the past several quarters, we have developed a plan to embrace cloud and mobile solutions as customer preferences have changed. We have implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, move towards profitability, and streamline our operations. In line with our growth plan, we have continued to invest in our business units, with a focus on our RealPlayer business. For example, during the first half of 2014, we released RealPlayer Cloud worldwide and in May of 2015, we launched RealTimes, our newest, feature-rich photo and video service. In the third quarter of 2015, we began to intensify our focus on current and prospective partners, especially wireless carriers, to increase distribution of RealTimes. We continue to develop innovative ways to enable our partners to integrate RealTimes capabilities into their products and services. Our investment in RealTimes thus far has negatively impacted our operating results, and we expect to invest further. In our games business, the latest title in our Delicious-branded series of casual games released in the second quarter of 2015 has continued to perform well as our Games Group remains focused on growing and leveraging the Delicious franchise.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Total revenue	$30,823	$34,157	$(3,334)	(10)%	$95,374	$120,706	$(25,332)	(21)%
Cost of revenue	18,090	18,928	(838)	(4)%	54,469	58,500	(4,031)	(7)%
Extinguishment of liability	—	—	—	N/A	—	(10,580)	10,580	(100)%
Gross profit	12,733	15,229	(2,496)	(16)%	40,905	72,786	(31,881)	(44)%
Gross margin	41%	45%			43%	60%
Operating expenses	34,695	35,992	(1,297)	(4)%	102,586	121,257	(18,671)	(15)%
Operating income (loss)	$(21,962)	$(20,763)	$(1,199)	(6)%	$(61,681)	$(48,471)	$(13,210)	(27)%
In the third quarter of 2015, our total consolidated revenue declined by $3.3 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $2.8 million in Mobile Entertainment and $0.6 million in Games, due to the factors described above. Gross margin decreased to 41% from 45% during the quarter ended September 30, 2015, in large part due to lower margins realized by our Mobile Entertainment and RealPlayer groups, as described in more detail in Segment Operating Results below. Operating expenses decreased by $1.3 million in the quarter ended September 30, 2015, compared with the prior year, primarily due to reduced personnel and related costs of $5.4 million offset in part by increases in restructuring and lease exit charges of $3.0 million and in other operating expenses compared to the prior year period.
For the nine months ended September 30, 2015, our total consolidated revenue declined by $25.3 million, compared with the year-earlier period. The reduction in revenue primarily resulted from a decline of $12.9 million in our Mobile Entertainment segment, mostly attributable to a decline in our ringback tone and music on demand businesses. Revenue decreased by $8.4 million in our RealPlayer Group due to the transition to a new third party distribution arrangement in the second quarter of 2014 at significantly lower rates compared to our previous partner. Additionally, Games revenue decreased by $4.0 million, primarily due to a decline in sales of Games subscriptions and download PC games. Gross margin decreased to 43% from 60% for the year-earlier period primarily due to the extinguishment of the liability in the first quarter of 2014 described below and to higher bandwidth costs related to our RealPlayer Cloud and RealTimes products. Operating expenses decreased by $18.7 million in the nine months ended September 30, 2015, compared with the prior year primarily due to reductions in personnel and related costs of $16.1 million and to reduced marketing spend of $4.1 million.
During the quarter ended March 31, 2014 certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$6,565	$6,565	$—	—%	$21,922	$30,336	$(8,414)	(28)%
Cost of revenue	3,902	3,566	336	9%	12,331	10,704	1,627	15%
Gross profit	2,663	2,999	(336)	(11)%	9,591	19,632	(10,041)	(51)%
Gross margin	41%	46%			44%	65%
Operating expenses	11,492	12,392	(900)	(7)%	36,868	42,668	(5,800)	(14)%
Operating income (loss)	$(8,829)	$(9,393)	$564	6%	$(27,277)	$(23,036)	$(4,241)	(18)%

Total RealPlayer Group revenue for the quarter ended September 30, 2015 remained consistent when compared with the year-earlier period. Declines in our legacy subscription products of $0.8 million were offset by an increase of intellectual property license revenue of $0.5 million and an increase in RealTimes subscription revenue.
Total RealPlayer Group revenue decreased by $8.4 million in the nine months ended September 30, 2015, compared with the year-earlier period. This decrease was primarily a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner which caused a decrease in our third party distribution revenue of $8.4 million.
Cost of revenue increased by $0.3 million during the quarter ended September 30, 2015, compared with the year-earlier period. This increase was primarily due to higher bandwidth costs related to our RealTimes product of $0.6 million, partially offset by savings in license and subscription royalty expenses.
Cost of revenue increased by $1.6 million during the nine months ended September 30, 2015, compared with the year-earlier period. Bandwidth costs increased by $2.5 million compared with the year-earlier period, partially offset by lower RealPlayer license royalties of $0.9 million.
Gross margin during the quarter and nine months ended September 30, 2015 declined primarily as a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner and the increase in bandwidth costs to support our RealTimes service.
Operating expenses decreased by $0.9 million in the quarter ended September 30, 2015, compared with the year-earlier period. The decrease was primarily due to reductions in personnel and related costs of $1.1 million, offset in part by an increase in marketing costs.
Operating expenses decreased by $5.8 million in the nine months ended September 30, 2015, compared with the year-earlier period primarily due to decreased marketing spend of $3.4 million related to our transition to a new third party distribution arrangement, along with reductions in personnel and related costs of $2.1 million.

Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$16,414	$19,190	$(2,776)	(14)%	$49,409	$62,285	$(12,876)	(21)%
Cost of revenue	11,518	12,626	(1,108)	(9)%	34,103	38,874	(4,771)	(12)%
Gross profit	4,896	6,564	(1,668)	(25)%	15,306	23,411	(8,105)	(35)%
Gross margin	30%	34%			31%	38%
Operating expenses	5,219	7,086	(1,867)	(26)%	16,153	26,126	(9,973)	(38)%
Operating income (loss)	$(323)	$(522)	$199	38%	$(847)	$(2,715)	$1,868	69%
Total Mobile Entertainment revenue decreased by $2.8 million in the quarter ended September 30, 2015, compared with the year-earlier period. This decrease was due to a decrease of $1.6 million in our ringback tones and intercarrier messaging businesses, and to a decrease in Helix licensing revenue of $1.1 million as we ceased investing in this business in the fourth quarter of 2014.
Total Mobile Entertainment revenue decreased by $12.9 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decline was primarily due to a decrease in our SaaS business of $9.0 million, where ringback tone revenue declined by $6.0 million and music on demand revenue declined by $2.1 million. Further, our Helix licensing revenue declined by $3.1 million as we ceased investing in this business in the fourth quarter of 2014.
Cost of revenue decreased by $1.1 million and $4.8 million in the quarter and nine months ended September 30, 2015, compared with the year-earlier period, primarily related to reductions in personnel and related costs.
Gross margin declined for the quarter and nine months ended September 30, 2015, due to a decline in higher margin revenues such as in our ringback tones business.
Operating expenses decreased by $1.9 million and $10.0 million for the quarter and nine months ended September 30, 2015, compared with the year-earlier period, primarily due to reductions in personnel and related costs of $1.7 million and $6.9 million respectively. Additionally, our marketing spend decreased by $1.0 million for the nine months ended September 30, 2015.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$7,844	$8,402	$(558)	(7)%	$24,043	$28,085	$(4,042)	(14)%
Cost of revenue	2,513	2,573	(60)	(2)%	7,593	8,419	(826)	(10)%
Gross profit	5,331	5,829	(498)	(9)%	16,450	19,666	(3,216)	(16)%
Gross margin	68%	69%			68%	70%
Operating expenses	6,431	8,658	(2,227)	(26)%	23,833	27,193	(3,360)	(12)%
Operating income (loss)	$(1,100)	$(2,829)	$1,729	61%	$(7,383)	$(7,527)	$144	2%
Total Games revenue decreased by $0.6 million in the quarter ended September 30, 2015, compared with the year-earlier period primarily due to lower revenue from our PC games business, including our subscription products and advertising of $1.1 million and $0.6 million, respectively, which were offset by an increase in our mobile games revenue of $1.5 million.
Total Games revenue decreased by $4.0 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decline was primarily related to a decrease of subscription revenue of $3.8 million.
Cost of revenue remained constant in the quarter ended September 30, 2015, compared with the year-earlier period.
Cost of revenue decreased by $0.8 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decreases were due primarily to declines in advertising costs of $0.6 million, royalties related to our downloadable PC games of $0.6 million, and bandwidth costs. These decreases were offset in part by an increase in mobile license royalties of $0.8 million, as a result of our higher mobile games revenue.
Gross margin showed little fluctuation during the quarter and nine months ended September 30, 2015.

Operating expenses declined by $2.2 million and $3.4 million in the quarter and nine months ended September 30, 2015, respectively, compared with the year-earlier period. The decreases were primarily due to reductions in personnel and related costs of $1.8 million and $2.8 million, respectively, largely due to the sale of our social and casino games business.
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

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue	$157	$163	$(6)	(4)%	$442	$503	$(61)	(12)%
Extinguishment of liability	—	—	—	N/A	—	(10,580)	10,580	(100)%
Operating expenses	11,553	7,856	3,697	47%	25,732	25,270	462	2%
Operating income (loss)	$(11,710)	$(8,019)	$(3,691)	(46)%	$(26,174)	$(15,193)	$(10,981)	(72)%
Operating expenses increased by $3.7 million in the quarter ended September 30, 2015 compared with the year-earlier period. The increase was primarily due to an increase in restructuring and lease exit charges of $3.0 million and depreciation related to the reduced office space at our Seattle headquarters of $0.7 million.
Operating expenses increased by $0.5 million in the nine months ended September 30, 2015, compared with the year-earlier period. The increase was primarily due to an increase in restructuring and lease exit charges of $3.3 million, offset by reduced personnel and related costs.
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
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$10,501	$12,784	$(2,283)	(18)%	$34,681	$40,110	$(5,429)	(14)%
Sales and marketing	11,938	13,283	(1,345)	(10)%	38,822	51,022	(12,200)	(24)%
General and administrative	7,021	7,723	(702)	(9)%	21,312	25,617	(4,305)	(17)%
Restructuring and other charges	3,114	2,048	1,066	52%	5,563	3,805	1,758	46%
Lease exit and related charges	2,121	154	1,967	1,277%	2,208	703	1,505	214%
Total consolidated operating expenses	$34,695	$35,992	$(1,297)	(4)%	$102,586	$121,257	$(18,671)	(15)%
Research and development expenses decreased by $2.3 million and $5.4 million in the quarter and nine months ended September 30, 2015, compared with the year-earlier period. The decreases were due to reduced personnel and related costs of $2.4 million and $5.0 million, respectively, primarily related to the sale of our Slingo and social casino games business.
Sales and marketing expenses decreased by $1.3 million in the quarter ended September 30, 2015 compared with the year-earlier period, due to reduced personnel and related costs of $1.7 million partially due to the sale of our Slingo and social casino business, offset in part by an increase in marketing spend of $0.5 million.

Sales and marketing expenses decreased by $12.2 million in the nine months ended September 30, 2015 compared with the year-earlier period, primarily attributable to a reduction in personnel and related costs of $7.1 million and a decrease in marketing spend of $4.0 million due to our transition to a new third party distribution arrangement in the second quarter of 2014.
General and administrative expenses decreased by $0.7 million in the quarter ended September 30, 2015, compared with the year-earlier period, primarily due to reductions in personnel and related costs of $1.2 million.
General and administrative expenses decreased by $4.3 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decrease was due to $4.0 million in reduced personnel and related costs.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The restructuring expense amounts in both years are primarily related to severance costs due to workforce reductions. Lease exit costs for the quarter and nine months ended September 30, 2015 increased by $2.0 million and $1.5 million, respectively, when compared with the year-earlier period, primarily due to the reduced use of our Seattle headquarters. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income, net	$147	$80	$67	84%	$597	$396	$201	51%
Gain (loss) on investments, net	(615)	—	(615)	NM	(222)	2,371	(2,593)	(109)%
Equity in net loss of Rhapsody	(735)	(1,530)	795	52%	(13,831)	(4,170)	(9,661)	(232)%
Other income (expense), net	297	325	(28)	(9)%	628	153	475	310%
Total other income (expense), net	$(906)	$(1,125)	$219	19%	$(12,828)	$(1,250)	$(11,578)	NM

Gain (loss) on investments, net, for the quarter ended September 30, 2015 consisted primarily of $0.5 million of loss on the expiration this quarter of a previously purchased call option.

Gain (loss) on investments, net, for the nine months ended September 30, 2015 declined primarily due to a smaller gain on the sale of available for sale securities in the current year than in the prior year period. The current year gain was offset by the loss in the third quarter of 2015 described above. In 2014, we sold 700,000 shares of our J-Stream investment and realized a gain of $2.4 million.

As described further in Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended September 30, 2015 and 2014, we recognized an income tax benefit of $1.7 million and income tax expense of $0.3 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2015 and 2014, we recognized an income tax benefit of $1.1 million and income tax expense of $1.3 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter and nine months ended September 30, 2015 was largely the result of an income tax benefit related to the sale of the Slingo and social casino games business recognized in the quarter ended September 30, 2015, as well as changes in our jurisdictional income.
As of September 30, 2015, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2014 10-K. However, as a result of the closure of our United States federal audit for the year ended December 31, 2012, we anticipate a decrease in our total unrecognized tax benefit by an amount up to $3.3 million within the next 12 months, which will have no impact on the financial statements since we maintain a valuation allowance on our deferred tax assets.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2015. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and nine months ended September 30, 2015, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2015 is minimal.
As of September 30, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
United States	$11,460	$12,280	$(820)	(7)%	$36,112	$47,800	$(11,688)	(24)%
Europe	3,670	5,749	(2,079)	(36)%	11,561	21,129	(9,568)	(45)%
Republic of Korea	9,569	9,728	(159)	(2)%	28,268	31,114	(2,846)	(9)%
Rest of world	6,124	6,400	(276)	(4)%	19,433	20,663	(1,230)	(6)%
Total net revenue	$30,823	$34,157	$(3,334)	(10)%	$95,374	$120,706	$(25,332)	(21)%
Revenue in the United States declined by $0.8 million in the quarter ended September 30, 2015 compared with the year-earlier period. The decline was due to lower revenue generated from our SaaS offerings of $0.8 million and from our RealPlayer and PC games subscription revenues of $0.8 million. These revenue declines in the United States were offset by an increase in our mobile games revenue of $1.6 million in the quarter ended September 30, 2015 compared with the year-earlier period.
Revenue in the United States declined by $11.7 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decline was due primarily to lower revenue generated from the distribution of third party software products of $6.6 million and a decline in SaaS revenue of $3.6 million.
Revenue in Europe declined by $2.1 million in the quarter ended September 30, 2015 compared with the year-earlier period. The decrease was primarily due to a decline in our Games business of $1.1 million, and a decline in our Mobile Entertainment business of $1.0 million.
Revenue in Europe declined by $9.6 million in the nine months ended September 30, 2015, compared with the year-earlier period. The decline was due primarily to a decrease in revenue from our Mobile Entertainment business of $4.6 million, a decrease in our Games business of $3.9 million, and a decline in RealPlayer third party software distribution and advertising revenue of $0.9 million.

Revenue in Korea decreased by $0.2 million in the quarter ended September 30, 2015 compared with the year-earlier period. The decline was due to a decrease in the RealPlayer business, primarily related to intellectual property licensing revenues.
Revenue in Korea declined $2.8 million in the nine months ended September 30, 2015 compared with the year-earlier period. The decrease was primarily due to a decrease in our SaaS offerings of $1.7 million and RealPlayer intellectual property license revenue of $1.3 million.
Revenue in the rest of world decreased by $0.3 million in the quarter ended September 30, 2015 compared with the year-earlier period. The decrease was primarily due to a decline in our Mobile Entertainment business of $0.6 million and lower Games revenues, offset in part by an increase in our RealPlayer group revenue of $0.6 million.
Revenue in the rest of world decreased by $1.2 million in the nine months ended September 30, 2015 compared with the year-earlier period. The decrease was primarily due to decreases in Helix license revenue and systems integration services revenue of $1.0 million and $0.8 million, respectively. Additionally, revenue declined due to a decrease in Games subscription revenue of $0.7 million. These declines were partially offset by an increase in our RealPlayer business of $1.5 million, which was driven by our sales intellectual property licenses.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2015	December 31, 2014
Working capital	$94,711	$136,429
Cash, cash equivalents, and short-term investments	112,243	161,706
Restricted cash equivalents and investments	3,000	3,000

The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $56.0 million in the first nine months of 2015 offset in part by $10.0 million received from the sale of our Slingo and social casino business, as further described in Note 3, Sale of Slingo and Social Casino Business, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
The following summarizes cash flow activity (in thousands):

	Nine months ended September 30,
	2015	2014
Cash provided by (used in) operating activities	$(55,969)	$(45,642)
Cash provided by (used in) investing activities	17,229	10,472
Cash provided by (used in) financing activities	228	(458)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $10.3 million higher in the nine months ended September 30, 2015 as compared to the same period in 2014. This increase in cash used in operating activities is due mainly to the change in operating assets and liabilities during the current year period. In the current year, we used cash of $7.6 million from the net change in operating assets and liabilities while in the prior year the net change in operating assets and liabilities provided $0.7 million.
For the nine months ended September 30, 2015, cash provided by investing activities of $17.2 million was primarily due to sales and maturities, net of purchases, of short-term investments of $8.0 million as well as cash received from the sale of our Slingo and social casino business of $10.0 million. These amounts were partially offset by purchases of equipment, software and leasehold improvements of $1.1 million. The $5.0 million advance made to Rhapsody in the first quarter of 2015 was repaid in the current quarter, as described in more detail in Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
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
Financing activities for the nine months ended September 30, 2015 provided cash totaling $0.2 million primarily from the issuance of common stock during the period.
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
We believe that our current unrestricted cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
As of September 30, 2015, approximately $16.0 million of the $112.2 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 17, Guarantees, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, those guarantee obligations also constitute off-balance sheet arrangements.
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
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. We initially record our investment based on a fair value analysis of the investment.
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
The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future undiscounted cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, indefinite-lived intangible assets and definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
As of September 30, 2015, $16.0 million of the $112.2 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2015, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2015. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2015, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2015, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in the 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2015 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 16, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

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

Our business and financial results will be materially adversely impacted if we are unable to successfully implement our growth plans, strategic initiatives, and restructuring efforts.
Beginning in mid-2012, we developed a growth plan that involved the launch of at least one major new product in each of our three business units. This growth plan continues to evolve. We have also embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. Further, as our focus has shifted to these growth initiatives, our legacy businesses have suffered. We can provide no assurance that we will be successful in implementing our growth plans, strategic initiatives, and restructuring efforts, either in a timely manner or at all, and our failure to do so would have a material adverse impact on our business and financial results. Moreover, the implementation of our growth plans, strategic initiatives and restructuring efforts has required significant cash outlays, and we cannot guarantee that these expenditures will have the desired return or that our cash reserves will be sufficient for a successful transition.

We need to successfully introduce and monetize new products and services, whether directly or through partners, to sustain and grow our businesses.
In order to sustain our current level of business and to implement our growth plans, we must successfully introduce and monetize new products and services, whether directly to consumers to through new relationships with distribution partners. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we plan to introduce, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments. Moreover, if we are unsuccessful in monetizing our new products and services, whether by selling them directly to consumers or through new relationships with distribution partners, including mobile carriers, our revenue will continue to decline and our business will suffer.
During 2013 and 2014, each of our businesses introduced at least one new product or service. In early 2014, our RealPlayer business completed the global launch of RealPlayer Cloud, our integrated video player, storage and sharing app. During the second quarter of 2015, we launched RealTimes, the successor application to RealPlayer Cloud, which includes photos and a more expansive feature set. In November 2013, our Mobile Entertainment business completed its European launch of LISTEN, an application and service for smartphone users featuring ringback tones and other services. LISTEN was launched with T-Mobile in the U.S. in April 2014. In August 2013, our Games business launched GameHouse Casino Plus with the Golden Dreams Sweepstakes feature and, in September 2014, launched Slingo Adventure. To date, we have not generated significant revenue from any of these products and services. Moreover, in August 2015, we completed the sale of our Slingo and social casino games business, which included the GameHouse Casino Plus and Slingo Adventure products. Over the past three years, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest heavily both in further development and in sales and marketing efforts aimed at monetizing certain of these products and services. These investments have and are expected to continue to have a significant negative impact on our cash position and there can be no assurance that our efforts will generate any meaningful revenue or positive cash flow. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will continue to be materially negatively impacted.
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
Our legacy products and services also face continuing market challenges, including the rapid move to smartphones and tablets, and the introduction of new operating systems. We have historically distributed our legacy products and services through desktop computers and feature phones, but the number of people who access similar products and services through smartphones and tablets has increased dramatically in the past several years. There are many challenges involved in developing and marketing products and services for users of smartphones and tablets, and there is no guarantee that we will be able to transition or effectively monetize our legacy products and services to these devices. In addition, our consumer-based products and services have historically been distributed through desktop operating platforms. As new operating systems are introduced or updated for these platforms, we are likely to continue to face difficulties reaching our traditional customer base and other unknown distribution challenges. If we continue to have difficulty transitioning our legacy products and services for use on new devices or updated operating systems, and are unable to stem the declining distribution of these products and services on desktops, then our revenues will continue to decline and our business could be significantly harmed.

Our restructuring efforts may not yield the anticipated benefits to our shareholders.
Since 2012, we have taken steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions, and during the second quarter of 2015, we recorded $2.0 million in severance and restructuring charges relating to recent workforce reductions. During the third quarter of 2015, we recorded another $3.1 million in severance and restructuring costs related to further workforce reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may continue to be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

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
Many of our current and potential competitors in our businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. To effectively compete in the markets for our products and services, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins,

•	loss of current and potential customers, or partners and potential partners who distribute our products and services or who provide content that we distribute to our customers,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	industry-wide changes in content distribution to customers or in trends in consumer consumption of digital media products and services,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature or reputation in the market.
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
Our recently launched RealTimes product faces strong competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video and photo sharing services, which include both well-known and established companies and entrepreneurial startups. In addition, as we continue to develop this product and expand its reach, we have seen and expect to continue to see growing competition from companies offering innovative features for engaging with users' video content. For example, several companies have introduced photo and video storage services, including Google, Inc. with its Google Photos service. To be competitive, our RealTimes product must provide sufficiently engaging and compelling features and our brand and corporate image must be deemed by consumers as sufficiently safe and secure for storing their digital content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained very broad market penetration. If we are unable to compete successfully, most notably through the development, marketing, distribution and monetization of RealTimes, our RealPlayer business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business. If we are unable to slow recent revenue declines or achieve future growth in our revenue, particularly as we continue to invest in social and mobile games as the market for these games continues to rapidly evolve, revenue in our Games business will continue to decline and the business will suffer. In August 2015, we completed the sale of our Slingo and social casino games business; however, we continue to operate our casual games business based in the Netherlands.

Contracts of our SaaS business with carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.
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
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels has historically been important to our business, including growth through the introduction of new products and services distributed through these channels. Consumers are not downloading and using our digital media products consistent with past usage, so our ability to generate revenue from those products has been, and we expect will be continue to be, reduced, leading to lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also continue to hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore harm our business and our prospects. Our revenue from the distribution of third-party products will also continue to be negatively impacted if those products are not more widely downloaded by consumers, including due to the relative market saturation of such products. Most of our revenue from the distribution of third-party products was historically derived from a single customer, however, that relationship ended during the third quarter of 2014, and we entered into an agreement with a new distribution partner. Our distribution revenue has been, and we expect will continue to be, materially negatively impacted by these factors.

Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility. Our recent stock price history shows a more steady decline with a closing price of $4.08 on October 29, 2015, and a range from $3.75 to $7.45 per share during the 52-week period ended September 30, 2015. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill and indefinite-lived intangible assets for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill, indefinite-lived intangible assets and definite-lived assets as of September 30, 2015 was $26.6 million.

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
Our business and operations depend significantly on global and national economic conditions. Because consumers may consider the purchase of our digital entertainment products and services to be a discretionary expenditure, their decision whether to purchase our products and services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, access to credit, negative financial news, and declines in income. In addition, our carrier customers and business partners may reduce their business or advertising spending with us in the face of adverse macroeconomic conditions, such as financial market volatility, government austerity programs, tight credit, and declines in asset values. We have in the past recorded material asset impairment charges due in part to weakness in the global economy, and we may need to record additional impairments to our assets in future periods in the event of renewed weakness and uncertainty in the global or national economy. Accordingly, any significant weakness in the national and/or global economy could materially impact our business, financial condition and results of operations in a negative manner.

Rhapsody could continue to recognize losses, which would negatively impact our results of operations and financial condition.
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we could incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion. Given the current proportion of the outstanding equity of Rhapsody that we hold, we need to receive Rhapsody’s unaudited quarterly financial statements and related information in order to timely prepare our quarterly consolidated financial statements and also to report certain of Rhapsody’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, we may be required to include Rhapsody’s annual audited financial statements in our annual report on Form 10-K in future periods. As we no longer exert operational control over Rhapsody, we cannot guarantee that Rhapsody will deliver its financial statements and related information to us in a timely manner, or at all, or that the unaudited financial statement information provided by Rhapsody will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Rhapsody’s quarterly financial statements or to include its audited financial statements in our future annual reports on Form 10-K, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.

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
As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. For example, most recently, in August 2015 we completed the sale of our Slingo and social casino games business. The failure to adequately manage transaction costs and address the financial, legal and operational risks raised by acquisitions and divestitures of technology and businesses could harm our business and prevent us from realizing the benefits of these transactions. In addition, we may identify and acquire target companies, but those companies may not be complementary to our current operations and may not leverage our existing infrastructure or operational experience, which may increase the risks associated with completing acquisitions.
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
See Index to Exhibits below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: November 9, 2015

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