Form 10-K
period 2015-12-31
REALNETWORKS INC
filed 2016-02-29
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $126 million on June 30, 2015, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 10% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 25, 2016 was 36,686,133.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2016 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2015.

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
These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in Item 1A entitled “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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
Consumers use our services and software to store, organize, play and manage their digital media content. Our consumer products and services include our photo and video sharing and storage application, our casual games, our direct-to-consumer ringback tone and productivity tool, and RealPlayer, our widely distributed media player. Network service providers, such as mobile carriers, use our products and services to create and deliver digital media and messaging services, such as ringback tones, music on demand, intercarrier messaging, and photo and video sharing technology for their subscribers.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on The NASDAQ Stock Market under the symbol “RNWK.”
In this Annual Report on Form 10-K for the year ended December 31, 2015, RealNetworks, Inc., together with its subsidiaries, is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”. "RealPlayer," and other trademarks of ours appearing in this report are our property.
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
RealPlayer Group
Our RealPlayer Group business primarily consists of our new photo and video sharing product, RealTimes, which was launched in the second quarter of 2015 and our RealPlayer media player software and related products and services. Within our RealPlayer Group, we have intensified our focus on leveraging current and prospective partners, especially wireless carriers, to increase distribution of RealTimes. In the fourth quarter of 2015 we entered into two new carrier agreements for our RealTimes product. We have continued to make progress in developing new partnerships to increase distribution of RealTimes.
Our RealPlayer media player software includes features and services that enable consumers to discover, play, download, manage and edit digital video, specifically, allowing them to stream audio and video, download and save photos and videos from the web, transfer and share content on social networks, and edit their own photo and video content. Building on this business, our new RealTimes product gives consumers even more options and control over their digital memories. With the RealTimes product, consumers can find, watch, save and share their photos and videos on multiple devices and across multiple platforms, as well as create photo and video collages, or RealTimes Stories.
In our RealPlayer segment, revenue is derived from sales of the premium version of our media player and from the distribution of third-party software products to consumers who wish to download additional applications when downloading our software products. We also generate revenue through our RealPlayer subscription products, including RealTimes and our SuperPass service. RealTimes is distributed both directly to consumers and through partners, such as our recently announced agreements with Verizon and KDDI. There is an entry-level free version for consumers, as well as a premium subscription version. SuperPass is our subscription service that provides consumers with access to a broad range of digital entertainment content for a monthly fee.
In addition to consumer products, we also license our technology to a variety of electronic equipment and microchip manufacturers who embed our codec in their phones, laptops, and smart TVs.
Mobile Entertainment
Mobile Entertainment consists primarily of the digital media services we provide to network service providers as software as a service (SaaS) offerings. The majority of revenues from this segment are in Asia and North America. These SaaS offerings, which include our ringback tone, intercarrier messaging, and music on demand services, as well as our call management product called LISTEN, are sold to a large number of mobile carriers worldwide, and our music on demand services are principally sold in Korea. In connection with our SaaS services, we also offer business intelligence, subscriber management and billing for our carrier customers.

Our ringback tone services enable callers to hear subscriber-selected music instead of the traditional electronic ringing sound while waiting for the person they have called to answer. We primarily offer ringback tone services via carriers, where, in return for providing, operating and managing the ringback tone service for the carrier customers, we generally enter into revenue-sharing arrangements with the carriers based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers. Our interactive and highly customizable LISTEN product takes the ringback tone service to a new level, allowing the subscriber to utilize the app as more of a time management and productivity tool.
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
Games
We own and operate a casual games service, offering casual games via digital downloads, online subscription play, third-party portals, social networks and mobile devices. Casual games typically have simple graphics, rules and controls and are quick to learn, and often include time-management, board, card, puzzle, word and hidden-object games.
We develop, publish, license and distribute casual games. We have a large and diverse portfolio of original games developed by our in-house game studios, games developed by us from content we license from other intellectual property holders, and games licensed to us by third parties that we distribute to our customers. We also partner with external game developers who develop games for us on an outsourced basis, which gives those developers access to our large distribution network in exchange for distribution rights to their games. We distribute games principally in North America, Europe and Latin America through our GameHouse and Zylom websites and through websites owned or managed by third parties.
Following the sale of our Slingo and social casino business, we monetize our games largely through sales of game licenses and subscriptions. We have adapted our games for play on mobile handsets, smartphones and tablets, which can be purchased in app stores. Consumers can also play and purchase games from our catalog of online and downloadable PC games. We typically introduce new games by offering a free trial before purchase on an individual basis or as part of one of our subscription services. In addition to revenue from sales of game licenses and subscriptions, we also generate revenue from display advertising that is shown to consumers during online play. Our Slingo and social casino games business which we sold in August 2015 generated much of its revenue through microtransactions and advertising. See Note 3. Acquisitions and Disposals for additional details on the sale.
See Note 18. Segment Information, in this Form 10-K for additional details on our segments.
Rhapsody
At December 31, 2015, we owned approximately 43% of the issued and outstanding stock of Rhapsody. See Note 4. Rhapsody Joint Venture, in this 10-K for additional details. Rhapsody provides music products and services that enable consumers to have access to digital music content from a variety of devices. The Rhapsody unlimited subscription service offers unlimited access to a catalog of tens of millions of music tracks by way of on-demand streaming and conditional downloads. Rhapsody also operates a radio-like service, branded as "UnRadio" in the U.S., through which users can listen to online radio stations based on selected artists or genres and download favorite tracks played on those stations for offline playback. Rhapsody currently offers music services in 32 different territories (under the Rhapsody or Napster brands) and generates revenue primarily through subscriptions to its music services either directly to consumers or through distribution partners, such as mobile carriers.
Customers
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 63%, 61% and 56% of our revenue during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 18. Segment Information, for details on geographic concentrations and see Note 6. Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
Research and Development
We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2015, 2014, and 2013, we expended 35%, 34% and 30%, respectively, of our revenue on research and development activities.

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
We market and sell our RealPlayer services directly through our own websites such as Real.com, as well as indirectly through third party distribution partners.
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
Our games are marketed directly from our websites and through third-party distribution channels, such as mobile phone application stores, search engines, online portals, major social networks and content publishers.

Customer Support
Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase and use our consumer software products and services can get assistance via the Internet, email or telephone, depending on the product or service. For most of our consumer products, we contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include online support services, hotline telephone support, and on-site support personnel covering technical and business-related support topics.
Competition
The market for software and services for digital media delivery over the Internet and wireless networks is intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees or significantly greater resources than we do.
Our RealTimes product faces significant competition from both well known, firmly established companies and entrepreneurial, nimble startups who provide photo and video sharing services. In addition, as we continue to develop this product and expand its reach, we expect to see growing competition from companies offering innovative features for engaging with users' video content. Our RealPlayer media player continues to face competition from alternative streaming media playback technologies which have obtained very broad market penetration.
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
Our Games business competes with a variety of distributors, publishers and developers of casual games for mobile and PC platforms and for social networks. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of social and mobile games based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, and our ability to secure broad distribution. Our social and mobile games compete with a range of developers. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games.

Intellectual Property
As of December 31, 2015, we had 10 U.S. patents, 53 South Korean patents, 24 patents in other countries and more than 30 pending patent applications worldwide relating to various aspects of our technology. In 2012, we completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel. We regularly analyze our patent portfolio and prepare additional patent applications on current and anticipated features of our technology in various jurisdictions across the world.
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
Employees
At December 31, 2015, we had approximately 579 employees, of which 201 were based in the Americas, 174 were based in Asia, and 204 were based in Europe. None of our employees are subject to a collective bargaining agreement.
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
You should carefully consider the risks described below together with all of the other information included in this Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results, and the trading price of our common stock, could be materially harmed.

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

We need to successfully monetize new products and services, whether directly or through partners, to sustain and grow our businesses.
In order to sustain our current level of business and to implement our growth plans, we must successfully monetize new products and services, whether directly to consumers or through new relationships with distribution partners. The process of developing and distributing products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and a limited number of dominant distribution partners. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we have launched, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments. Moreover, if we are unsuccessful in monetizing our new products and services, whether by selling them directly to consumers or through new relationships with distribution partners, including mobile carriers, our revenue will continue to decline and our business may suffer.
Over the past three years each of our businesses introduced at least one new product or service but, to date, we have not generated significant revenue from any of these products and services. Over the past three years, we have invested heavily in the development of these and other new products and enhanced features for such products, and we expect to continue to invest both in further development and in sales and marketing efforts aimed at monetizing certain of these products and services. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will continue to be materially negatively impacted.
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
As we increasingly focus our development and sales and marketing efforts on our more recently launched products and services, sales of our legacy products and services may continue to decline. For instance, while the efforts of our RealPlayer team are targeted increasingly towards enhanced development and monetization of our new RealTimes product, we have significantly reduced our marketing of SuperPass which has resulted in declines in the number of subscribers of this legacy product.
Our legacy products and services have historically been distributed through desktop computers and feature phones. However, the market for such products and services has been moving to smartphones and tablets, and although we've developed products and services for these emerging platforms, there is no guarantee that we will be successful. In addition, as new operating systems are introduced or updated for these platforms, we are likely to continue to face difficulties reaching our traditional customer base and other unknown distribution challenges.

Our restructuring efforts may not yield the anticipated benefits to our shareholders.
Since 2012, we have taken steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions, and during the second quarter of 2015, we recorded $2.0 million in severance and restructuring charges relating to additional workforce reductions. During the third quarter of 2015, we recorded another $3.1 million in severance and restructuring costs related to further workforce reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may continue to be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

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
Our recently launched RealTimes product faces strong competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video and photo sharing services. In addition, as we continue to develop this product and expand its reach, we have seen and expect to continue to see growing competition from companies offering innovative features for engaging with users' video content, some of which are offered free of charge. To be competitive, our RealTimes product must provide sufficiently engaging and compelling features and our brand and corporate image must be deemed by consumers as sufficiently safe and secure for storing their digital content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained broad market penetration. If we are unable to compete successfully, most notably through the development, marketing, distribution and monetization of RealTimes, our RealPlayer business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to offer games for free, or reduce prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business. If we are unable to slow the revenue declines or achieve future growth in our revenue, revenue in our Games business will continue to decline and the business will suffer. In August 2015, we completed the sale of our Slingo and social casino games business; however, we continue to operate our casual games business based in the Netherlands.

Contracts of our SaaS business with carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.
We derive a material portion of our revenue from the SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have limited control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our

SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. We may be required to record impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.
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
We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers and their affiliates. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate or fail to renew their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and financial results.

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
The trading price for our common stock has a history of volatility. Our recent stock price history shows a more steady decline with a closing price of $4.25 on December 31, 2015, and a range from $3.75 to $7.24 per share during the 52-week period ended December 31, 2015. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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

Any impairment to our goodwill and definite-lived assets could result in a significant charge to our earnings.
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of December 31, 2015 was $24 million.

Continued loss of revenue from our subscription services may continue to harm our operating results.
Our operating results have been and may continue to be adversely impacted by the loss of subscription revenue related to our legacy services. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has declined in recent periods due to changes in consumer preferences and changes on our part to focus on other products and services we offer, and we expect these trends to continue.

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
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we could incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 4. Rhapsody Joint Venture, for further discussion.
Additionally, given the current proportion of the outstanding equity of Rhapsody that we hold, we need to receive Rhapsody’s unaudited quarterly financial statements and related information in order to timely prepare our quarterly consolidated financial statements and also to report certain of Rhapsody’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, we may be required to include Rhapsody’s annual audited financial statements in our annual report on Form 10-K in future periods. As we no longer exert operational control over Rhapsody, we cannot guarantee that Rhapsody will deliver its financial statements and related information to us in a timely manner, or at all, or that the unaudited financial statement information provided by Rhapsody will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Rhapsody’s quarterly financial statements or to include its audited financial statements in our future annual reports on Form 10-K, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.

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
Our ability to provide our products and services to our customers and operate our business depends on the continued operation and security of our information systems and networks. A significant or repeated reduction in the performance, reliability, security or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks, or the third party systems and networks that we utilize, could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, HVAC failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of a large portion of our computer and communications infrastructure is enhanced due to its geographic concentration in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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

We may be subject to additional income tax assessments and changes in applicable tax regulations could adversely affect our financial results.
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
The U.S. is considering corporate tax reform that may significantly change the corporate tax rate and U.S. international tax rules. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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
We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	86,000	August 2024, with an option to renew for two five-year periods
Beijing, Republic of China (1)	15,000	May 2018

(1)	This facility is utilized only by our RealPlayer segment.
In addition, we lease smaller facilities in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We believe that our properties are in good condition, adequate and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 16. Commitments and Contingencies, in this 10-K.

Item 3.	Legal Proceedings
See Note 16. Commitments and Contingencies, in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The NASDAQ Stock Market under the symbol RNWK.
The high and low intraday sales prices for our common stock were as follows:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$7.24	$6.50	$8.00	$6.83
Second Quarter	7.15	5.40	8.09	7.03
Third Quarter	5.86	3.75	8.38	6.91
Fourth Quarter	4.50	3.75	7.45	6.00
As of January 29, 2016, there were approximately 175 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
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

Comparison of 5 year cumulative total return to shareholders on RealNetworks, Inc., common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2010 and ended on December 31, 2015.

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2010, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$125,296	$156,212	$206,196	$258,842	$335,686
Cost of revenue	70,297	76,381	79,091	103,731	126,637
Extinguishment of liability	—	(10,580)	—	—	—
Impairment of deferred costs	—	—	—	—	19,962
Gross profit	54,999	90,411	127,105	155,111	189,087
Sale of patents and other technology assets, net of costs	—	—	—	116,353	—
Operating expenses:
Research and development	43,626	52,765	60,880	63,194	70,212
Sales and marketing	48,231	66,926	80,011	90,301	111,300
General and administrative	24,549	34,001	36,643	43,891	37,181
Restructuring and other charges	5,279	4,992	5,765	15,225	8,650
Lease exit and related charges (gains)	2,501	880	3,089	3,290	(646)
Loss on litigation settlements	—	—	11,525	—	—
Total operating expenses	124,186	159,564	197,913	215,901	226,697
Operating income (loss)	(69,187)	(69,153)	(70,808)	55,563	(37,610)
Other income (expense), net (A)	(13,494)	(1,382)	16,721	1,796	(6,819)
Income (loss) before income taxes	(82,681)	(70,535)	(54,087)	57,359	(44,429)
Income tax expense (benefit)	(834)	1,280	4,903	12,518	(17,329)
Net income (loss) attributable to common shareholders	$(81,847)	$(71,815)	$(58,990)	$44,841	$(27,100)
Diluted net income (loss) per share attributable to common shareholders	$(2.26)	$(2.00)	$(1.66)	$1.28	$(0.79)
Shares used to compute diluted net income (loss) per share	36,165	35,947	35,553	35,122	34,185
Special cash dividend of $1.00 per common share	—	—	—	—	$136,793

(A) Includes a $21.4 million pretax gain from the sale of equity securities in 2013. See Note 5. Fair Value Measurements, in this 10-K for more details.

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$99,129	$161,706	$226,155	$271,414	$185,072
Working capital	91,373	136,429	191,522	237,646	160,787
Total assets	161,343	250,299	342,781	433,897	393,397
Shareholders’ equity	120,683	197,198	268,981	342,728	286,894

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
We sold the Slingo and social casino portion of our games business to Gaming Realms plc, a London-based online gaming company, for $18.0 million in August 2015. The purpose of the sale was to derive value from this business and to allow greater focus on our traditional casual games business. This transaction is further described in Note 3. Acquisitions and Disposals, to the consolidated financial statements included in Item 8 of Part II of this Form 10-K.
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
In 2015 our consolidated revenue declined by $30.9 million compared with 2014, due to a decrease of $14.5 million decrease in Mobile Entertainment revenue, a decrease of $10.1 million in RealPlayer Group revenue, and a $6.4 million decrease in Games revenue, of which $1.9 million is related to the Slingo and social casino business that was sold in August of 2015.
Revenue from our legacy products continues to decline as a result of certain ongoing changes in our businesses and market-driven factors. Our SaaS business within Mobile Entertainment continues to be negatively impacted by the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. In addition, we continue to experience pricing pressure from carriers for our intercarrier messaging services and we ceased investing in our Helix product in the fourth quarter of 2014. Our Games business revenue declined in 2015 due to lower subscriptions, but has stabilized in recent quarters. In our RealPlayer Group segment, revenue has been negatively impacted as a result of our 2014 transition to a new third party distribution partner at significantly lower rates compared to our previous partner.
As of December 31, 2015, we had $99.1 million in unrestricted cash, cash equivalents and short-term investments, compared to $161.7 million as of December 31, 2014. The 2015 decrease of cash, cash equivalents, and short-term investments from December 31, 2014 was due primarily to our ongoing negative cash flows used in operating activities that included significant cash expenditures related to new product launches, which totaled $69.0 million for 2015.
Over the past several quarters, we have developed a plan to embrace cloud and mobile solutions as customer preferences have changed. We have implemented strategic initiatives, and executed certain restructuring efforts, all in an effort to grow our businesses, reduce costs, and move towards profitability. In line with our growth plan, we have continued to invest in our business units, with a focus on our RealPlayer business. For example, during the first half of 2014, we released RealPlayer Cloud worldwide and in May of 2015, we launched RealTimes, our newest, feature-rich photo and video service. In the third quarter of 2015, we began to intensify our focus on current and prospective partners, especially wireless carriers, to increase distribution of RealTimes. In the fourth quarter of 2015 we entered into two new carrier agreements for our RealTimes product. We continue to develop innovative ways to enable our partners to integrate RealTimes capabilities into their products and services and in the first quarter of 2016 we announced two new partnerships to distribute RealTimes. Our investment in RealTimes thus far has negatively impacted our operating results, and we expect to invest further. We've also spent the last several quarters developing and testing the next generation of our audio/video codec, Real Media High Definition, or RMHD. In our games business, the latest title in our Delicious-branded series of casual games released in the second quarter of 2015 has continued to perform well as our Games Group remains focused on growing and leveraging the Delicious franchise.

In addition to our revenue growth plans, we have continued to reduce costs and better align our operating expenses with our revenue profile through various restructuring actions, as described below in Consolidated Operating Expenses. These actions drove the $35.4 million decline in our operating expenses during 2015 compared to 2014.

Summary of Results
Consolidated results of operations were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Total revenue	$125,296	$156,212	$206,196	$(30,916)	(20)%	$(49,984)	(24)%
Cost of revenue	70,297	76,381	79,091	(6,084)	(8)%	(2,710)	(3)%
Extinguishment of liability	—	(10,580)	—	10,580	(100)%	(10,580)	100%
Gross profit	54,999	90,411	127,105	(35,412)	(39)%	(36,694)	(29)%
Gross margin	44%	58%	62%	(14)%		(4)%
Total operating expenses	124,186	159,564	197,913	(35,378)	(22)%	(38,349)	(19)%
Operating income (loss)	$(69,187)	$(69,153)	$(70,808)	$(34)	—%	$1,655	2%
2015 compared with 2014
Revenue decreased by $30.9 million, or 20%. The reduction in revenue resulted from a decline of $14.5 million in our Mobile Entertainment segment, a decline of $10.1 million in our RealPlayer Group segment, and a decline of $6.4 million in our Games segment. As discussed above, revenue for our legacy products in all three of our segments continue to decline; subscriptions for our Games business have decreased when compared to 2014, but are now stabilizing, and our RealPlayer segment has been negatively impacted by the change in our third party distribution arrangements. Gross margin decreased to 44% from 58%, primarily due to the transition to a new third party distribution arrangement in Q2 2014 at significantly lower rates compared to our previous partner and to an increase in our bandwidth expense due to our continued investment in our RealTimes product. Additionally, a higher proportion of lower margin revenue in our music on demand business in Korea and the extinguishment of certain accrued royalty liabilities of $10.6 million in Q1 2014 both contributed to the decline in gross margin in 2015 when compared with 2014.
Operating expenses decreased by $35.4 million primarily due to reductions in personnel and related costs of $24.4 million, reductions in marketing costs of $7.4 million, and lower facilities and infrastructure related expenses of $2.0 million.
2014 compared with 2013
Revenue decreased by $50.0 million, or 24%. The reduction in revenue resulted from a decline of $36.0 million in our RealPlayer Group segment, a decline of $12.7 million in our Games segment, and a decline of $1.3 million in our Mobile Entertainment segment. Gross margin decreased to 58% from 62%, primarily as a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner in our RealPlayer business, and to declining sales in our storefront business in Games. These decreases in gross margin were partially offset by the extinguishment in Q1 2014 of certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had been originally recorded based on statutory rates.
Operating expenses decreased by $38.3 million primarily due to reductions in personnel and related costs of $10.9 million, reductions in marketing costs of $10.4 million and lower costs related to our 2013 headquarters relocation of $5.7 million, which resulted from our ongoing expense re-alignment efforts, as well as litigation settlement costs of $11.5 million in the prior year.

Segment Operating Results
RealPlayer Group
RealPlayer Group segment results of operations were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Total revenue	$29,141	$39,201	$75,206	$(10,060)	(26)%	$(36,005)	(48)%
Cost of revenue	16,171	14,508	16,220	1,663	11%	(1,712)	(11)%
Gross profit	12,970	24,693	58,986	(11,723)	(47)%	(34,293)	(58)%
Gross margin	45%	63%	78%	(18)%		(15)%
Total operating expenses	47,149	55,742	60,484	(8,593)	(15)%	(4,742)	(8)%
Operating income (loss)	$(34,179)	$(31,049)	$(1,498)	$(3,130)	(10)%	$(29,551)	NM

2015 compared with 2014
Total RealPlayer Group revenue in 2015 decreased by $10.1 million, or 26%. This decrease was primarily due to our 2014 transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner. This transition caused our third party distribution revenue to decrease by $8.8 million when compared to 2014. Our SuperPass subscription revenue declined by $2.6 million due to fewer subscribers for this legacy product line and RealPlayer license revenue decreased by $1.6 million. These declines in revenue were offset in part by a $2.1 million increase in our IP licensing business.
Gross margin decreased by 18 percentage points, due primarily to our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner and an increase in bandwidth expenses associated with our cloud-based products. We have put mitigation plans in place to reduce bandwidth costs. Operating expenses decreased by $8.6 million primarily due to decreased personnel and related expenses of $4.4 million and a reduction in marketing expenses of $4.2 million, mainly related to our third party distribution arrangements.
2014 compared with 2013
Total RealPlayer Group revenue decreased by $36.0 million, or 48%. This decrease was primarily a result of our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner that caused our third party distribution revenue to decrease by $16 million, and lower subscription revenue of $5.5 million due to fewer SuperPass subscribers. Further contributing to the decline was a decrease in RealPlayer license revenue of $7.6 million due to our focus away from our RealPlayer product and towards increasing RealPlayer Cloud subscriptions, and a decrease of $5.9 million in distribution of intellectual property licenses.
Gross margin decreased by 15 percentage points, due primarily to our transition to a new third party distribution arrangement at significantly lower rates compared to our previous partner. Operating expenses decreased by $4.7 million primarily due to decreased marketing spend of $5.5 million mainly related to our third party distribution arrangements.

Mobile Entertainment
Mobile Entertainment segment results of operations were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Total revenue	$65,407	$79,901	$81,181	$(14,494)	(18)%	$(1,280)	(2)%
Cost of revenue	44,212	50,399	47,608	(6,187)	(12)%	2,791	6%
Gross profit	21,195	29,502	33,573	(8,307)	(28)%	(4,071)	(12)%
Gross margin	32%	37%	41%	(5)%		(4)%
Total operating expenses	20,256	33,325	35,839	(13,069)	(39)%	(2,514)	(7)%
Operating income (loss)	$939	$(3,823)	$(2,266)	$4,762	125%	$(1,557)	(69)%

2015 compared with 2014
Mobile Entertainment revenue decreased by $14.5 million, or 18%. This decrease was primarily due to a decrease of $7.6 million in our Ringback Tone revenue and a decrease in Licensing revenue of $3.8 million due to the cessation of our Helix business in Q4 2014. Revenue for our messaging business decreased by $1.4 million.
Gross margin declined by 5 percentage points in 2015, due primarily to a higher proportion of lower margin revenue, such as music on demand, compared to the prior year. Operating expenses decreased by $13.1 million, due primarily to a reduction in personnel and related expenses of $8.7 million. Additionally, infrastructure and marketing expenses declined by $1.9 million and $1.7 million, respectively.

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

Gross margin declined by 4 percentage points, due primarily to a higher proportion of lower margin revenue, such as music on demand, compared to the prior year.

Games
Games segment results of operations were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Total revenue	$30,748	$37,110	$49,809	$(6,362)	(17)%	$(12,699)	(25)%
Cost of revenue	9,291	11,074	13,359	(1,783)	(16)%	(2,285)	(17)%
Gross profit	21,457	26,036	36,450	(4,579)	(18)%	(10,414)	(29)%
Gross margin	70%	70%	73%	—%		(3)%
Total operating expenses	29,086	37,170	47,177	(8,084)	(22)%	(10,007)	(21)%
Operating income (loss)	$(7,629)	$(11,134)	$(10,727)	$3,505	31%	$(407)	(4)%
2015 compared with 2014
Games revenue decreased by $6.4 million, or 17%. $1.9 million of the total decline in revenue is related to the sale of our Slingo and social casino business in August of 2015. The remaining decline of $4.5 million was primarily due to a decrease in subscription revenue. The revenues for PC download games and advertising also declined compared to the prior year but were almost entirely offset by an increase in mobile casual games revenue.
Cost of revenue decreased by $1.8 million, or 16%. $0.9 million of the total decline in cost of revenue is attributed to the sale of our Slingo and social casino games business. The remaining $0.9 million decrease was due to the decline in advertising expense and in partner royalties expense for our PC download and subscription games sales channels.
Operating expenses decreased by $8.1 million, or 22%. These reductions in operating expenses were driven by the sale of our Slingo and social casino business in August of 2015.
2014 compared with 2013
Games revenue decreased by $12.7 million, or 25%. Lower revenue from subscription products, advertising and license sales contributed $5.8 million, $3.7 million, and $2.2 million, respectively, to the decline during the period.
Cost of revenue decreased by $2.3 million, or 17%. The decrease was primarily due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue, in addition to reduced personnel costs. Gross margin decreased due primarily to a higher proportion of lower margin revenue in 2014.
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

Corporate segment results of operations were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Cost of revenue	$623	$400	$1,904	$223	56%	$(1,504)	(79)%
Extinguishment of liability	—	(10,580)	—	10,580	(100)%	$(10,580)	100%
Total operating expenses	27,695	33,327	54,413	(5,632)	(17)%	(21,086)	(39)%
Operating income (loss)	$(28,318)	$(23,147)	$(56,317)	$(5,171)	(22)%	$33,170	59%
2015 compared with 2014

Operating expenses decreased by $5.6 million, or 17%. The decrease was due to a reduction in personnel and related costs of $6.0 million.
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

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
Research and development	$43,626	$52,765	$60,880	$(9,139)	(17)%	$(8,115)	(13)%
Sales and marketing	48,231	66,926	80,011	(18,695)	(28)%	(13,085)	(16)%
General and administrative	24,549	34,001	36,643	(9,452)	(28)%	(2,642)	(7)%
Restructuring and other charges	5,279	4,992	5,765	287	6%	(773)	(13)%
Lease exit and related charges	2,501	880	3,089	1,621	184%	(2,209)	(72)%
Loss on litigation settlements	—	—	11,525	—	—%	(11,525)	100%
Total consolidated operating expenses	$124,186	$159,564	$197,913	$(35,378)	(22)%	$(38,349)	(19)%

Research and development expenses decreased by $9.1 million, or 17%, in the year ended 2015, primarily due to reduced personnel and related costs savings of $8.4 million, of which $3.4 million was related to our Slingo and social casino business, compared to 2014.
Research and development expenses decreased by $8.1 million, or 13%, in the year ended 2014, compared with 2013. While we continue to invest in new products, we saw an overall decrease in personnel and related costs of $5.4 million, resulting from our ongoing expense re-alignment efforts in addition to $3.8 million savings from the relocation of our Seattle headquarters.
Sales and marketing expenses decreased by $18.7 million, or 28%, in the year ended 2015, compared with 2014. The decrease was due primarily due to reductions in personnel and related expenses of $9.7 million and decreased marketing expenses of $7.3 million, mainly related to the change in our third party distribution arrangements. The Slingo and social casino business contributed $1.6 million of reduced personnel and related expenses, and $1.4 million of reduced marketing expenses.
Sales and marketing expenses decreased by $13.1 million, or 16%, in the year ended 2014, compared with 2013. The decrease was due primarily to reductions in marketing expenses of $10.5 million, related to our third party distribution arrangements.
General and administrative expenses decreased by $9.5 million, or 28%, in the year ended 2015, compared with 2014. The decrease was primarily related to a reduction in personnel and related expenses of $6.3 million and an expense benefit of $2.4 million in 2015 for the release of certain previously accrued sales taxes.
General and administrative expenses decreased by $2.6 million, or 7%, in the year ended 2014, compared with 2013. Contributing to the decrease for the period was a decrease in personnel and related costs of $1.8 million resulting from our ongoing expense re-alignment efforts.

Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The restructuring expense amounts in all years primarily related to severance costs due to workforce reductions. For additional details on these charges see Note 10. Restructuring Charges and Note 11. Lease Exit and Related Charges.
Loss on litigation settlements recorded during 2013 relates to settlement agreements executed in October 2013, for which we paid in full an aggregate amount of $11.5 million during the fourth quarter of 2013, as discussed in Note 16. Commitments and Contingencies.

Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2015	Change	2014	Change	2013
Interest income, net	$680	22%	$556	(51)%	$1,133
Gain (loss) on investments, net	(159)	(107)%	2,371	(89)%	21,389
Equity in net loss of Rhapsody	(14,521)	(226)%	(4,452)	29%	(6,268)
Other income (expense), net	506	254%	143	(69)%	467
Total other income (expense), net	$(13,494)	876%	$(1,382)	(108)%	$16,721
As described further in Note 4. Rhapsody Joint Venture, we account for our investment in Rhapsody under the equity method of accounting. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.
The 2014 gain on sale of equity investments, net, was due to a $2.4 million gain on the sale of a portion of our shares held in J-Stream. The 2013 gain on sale of equity investments, net, was due to a $21.4 million gain on the sale of all of our remaining shares of common stock in LoEn Entertainment, Inc. For additional details on the J-Stream and LoEn transactions see Note 5. Fair Value Measurements.

Income Taxes
During the years ended December 31, 2015, 2014, and 2013, we recognized income tax benefit of $0.8 million, and income tax expense of $1.3 million and $4.9 million, respectively, related to U.S. and foreign income taxes.
The tax benefit for the year ended December 31, 2015 was largely the result of an income tax benefit related to the sale of the Slingo and social casino games business in the quarter ended September 30, 2015 offset by foreign withholding taxes and income taxes in foreign jurisdictions. The tax expense for the year ended December 31, 2014 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions. The tax expense for the year ended December 31, 2013 was largely the result of valuation allowances we recorded in certain foreign jurisdictions.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $173.9 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2015. The net increase in the valuation allowance since December 31, 2014 of $24.4 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2015, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.
As of December 31, 2015 and 2014, we had $0.3 million and $3.5 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is the result of the defense of our positions, and ultimate settlement and closure of a United States federal tax examination. As of December 31, 2015, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.

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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	2015	2014	2013	2015-2014 Change	% Change	2014-2013 Change	% Change
United States	$46,893	$61,660	$90,250	$(14,767)	(24)%	$(28,590)	(32)%
Europe	15,166	26,575	38,155	(11,409)	(43)%	(11,580)	(30)%
Korea	37,832	39,852	46,601	(2,020)	(5)%	(6,749)	(14)%
Rest of World	25,405	28,125	31,190	(2,720)	(10)%	(3,065)	(10)%
Total Revenue	$125,296	$156,212	$206,196	$(30,916)	(20)%	$(49,984)	(24)%

Revenue in the U.S. decreased by $14.8 million, or 24%, in the year-ended 2015, compared with 2014. The decline was mainly due to a reduction in revenue from the change in our third party software agreements of $7.3 million and from our Ringback Tones business of $4.6 million. The sale of our Slingo and social casino business contributed $1.9 million to the decline.
Revenue in the U.S. declined by $28.6 million, or 32%, in the year-ended 2014, compared with 2013. The decline was mainly due to a reduction in revenue from the distribution of our third party software products of $14.9 million, and declines from our SuperPass subscriptions offering and our RealPlayer Plus product.
Revenue in Europe decreased by $11.4 million, or 43%, in the year-ended 2015, compared with 2014. The decrease was primarily due to lower revenue from our Games business of $5.0 million and a decline in our SaaS revenue of $4.1 million.
Revenue in Europe decreased by $11.6 million, or 30%, in the year-ended 2014, compared with 2013. The decrease was primarily due to lower revenue from our Games segment of $7.7 million. Lower revenue generated from sales of RealPlayer Plus and a decrease in revenue from the distribution of our third party software products also contributed to the decline.
Revenue in Korea decreased by $2.0 million, or 5%, in the year-ended 2015, compared with 2014. The decrease was due to a decline in revenue from intellectual property licensing of $1.5 million.
Revenue in Korea decreased by $6.7 million, or 14%, in the year-ended 2014, compared with 2013.The decrease was primarily due to decreased revenue from intellectual property licensing of $8.3 million.
Revenue in the rest of world decreased by $2.7 million, or 10%, in the year-ended 2015, compared with 2014. The decrease was due to various declines and the shutdown of our Helix business, offset by an increase in our IP revenue in China of $2.8 million.
Revenue in the rest of world decreased by $3.1 million, or 10%, in the year-ended 2014, compared with 2013. The decrease was primarily due to lower overall revenue from sales of RealPlayer Plus of $2.3 million. Declines in our SaaS business and the distribution of third party software products in our RealPlayer segment also contributed to the decline.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash and investments (in thousands):

	December 31,
	2015	2014
Working capital	$91,373	$136,429
Cash, cash equivalents, and short-term investments	99,129	161,706
Restricted cash and investments	2,890	3,000
The decrease in 2015 working capital from December 31, 2014, which includes cash, cash equivalents, and short term investments, was primarily due to cash used in our operations of $69.0 million, offset in part by cash received of $10.0 million from the sale of our Slingo and social casino games business and $6.6 million from the sale of short-term investments, net.
The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash provided by (used in) operating activities	$(68,982)	$(60,244)	$(49,879)
Cash provided by (used in) investing activities	15,728	15,561	39,242
Cash provided by (used in) financing activities	341	(637)	(1,435)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, as well as the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $8.7 million more in 2015 than in 2014. This increase in cash used in operating activities was due mainly to the change in operating assets and liabilities during 2015. In the current year, we used cash of $16.5 million from the net change in operating assets and liabilities while in 2014 the net change in operating assets and liabilities provided $2.5 million. This increased usage was offset in part by the improvement in our operating loss in 2015 compared to 2014, when excluding the non-cash benefit for the extinguishment of liability in 2014.
Cash used in operating activities was $10.4 million more in 2014 than in 2013. This increase in cash used was primarily due to the decline in revenue of $50.0 million which was offset, in part, by the decrease in operating expenses of $38.3 million.
For the year ended December 31, 2015, cash provided by investing activities of $15.7 million was due to sales and maturities, net of purchases, of short-term investments totaling $6.6 million and the cash proceeds from the sale of our Slingo and social casino games business of $10.0 million.
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
Financing activities for the year ended December 31, 2015 provided cash totaling $0.3 million which was mainly from proceeds received from the issuance of common stock of $0.4 million offset by $0.1 million for tax payments from shares withheld upon vesting of restricted stock.
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
While we currently have no planned significant capital expenditures for 2016 other than those in the ordinary course of business, we have contractual commitments for future payments related to office leases.
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
As of December 31, 2015, approximately $15.1 million of the $99.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.
As of December 31, 2015, we have not provided for U.S. federal and state income taxes on approximately $14.1 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered permanently reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Contractual Obligations
Please refer to Note 16. Commitments and Contingencies, for details on our contractual obligations, which consist of operating leases for office facilities. For income tax liabilities for uncertain tax positions we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2015 we had $0.3 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not required to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 17. Guarantees, those guarantee obligations also constitute off-balance sheet arrangements.

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
Estimating losses on excess office facilities. We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities, including estimates of sublease income expected to be received. If we make different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results.
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 4. Rhapsody Joint Venture, for additional information. We initially record our investment based on a fair value analysis of the investment.
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
The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future undiscounted cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill and definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
As of December 31, 2015, $15.1 million of the $99.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of December 31, 2015, we have not provided for U.S. federal and state income taxes on approximately $14.1 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Recently Issued Accounting Standards
See Note 2. Recent Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5. Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended December 31, 2015. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2015, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2015, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1. Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in this 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of December 31, 2015 would not result in a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$47,315	$103,253
Short-term investments	51,814	58,453
Trade accounts receivable, net of allowances	22,511	15,257
Deferred costs, current portion	460	702
Deferred tax assets, current portion	—	652
Prepaid expenses and other current assets	7,140	8,980
Total current assets	129,240	187,297

Equipment and software	66,702	74,100
Leasehold improvements	3,122	3,590
Total equipment, software, and leasehold improvements	69,824	77,690
Less accumulated depreciation and amortization	61,024	61,442
Net equipment, software, and leasehold improvements	8,800	16,248
Restricted cash equivalents and investments	2,890	3,000
Investment in Rhapsody	—	10,000
Available for sale securities	1,721	2,676
Other assets	2,307	2,299
Deferred costs, non-current portion	212	316
Deferred tax assets, net, non-current portion	957	999
Other intangible assets, net	2,136	10,109
Goodwill	13,080	17,355
Total assets	$161,343	$250,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,050	$18,653
Accrued and other current liabilities	17,320	25,286
Deferred tax liabilities, net, current portion	—	1,628
Deferred revenue, current portion	3,497	5,301
Total current liabilities	37,867	50,868
Deferred revenue, non-current portion	105	235
Deferred rent	620	1,215
Deferred tax liabilities, net, non-current portion	88	702
Other long-term liabilities	1,980	81
Total liabilities	40,660	53,101
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,298 shares in 2015 and 36,099 shares in 2014	36	36
Additional paid-in capital	627,316	617,756
Accumulated other comprehensive loss	(59,480)	(55,252)
Retained deficit	(447,189)	(365,342)
Total shareholders’ equity	120,683	197,198
Total liabilities and shareholders’ equity	$161,343	$250,299
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenue (A)	$125,296	$156,212	$206,196
Cost of revenue (B)	70,297	76,381	79,091
Extinguishment of liability	—	(10,580)	—
Gross profit	54,999	90,411	127,105
Operating expenses:
Research and development	43,626	52,765	60,880
Sales and marketing	48,231	66,926	80,011
General and administrative	24,549	34,001	36,643
Restructuring and other charges	5,279	4,992	5,765
Lease exit and related charges	2,501	880	3,089
Loss on litigation settlements	—	—	11,525
Total operating expenses	124,186	159,564	197,913
Operating income (loss)	(69,187)	(69,153)	(70,808)
Other income (expenses):
Interest income, net	680	556	1,133
Gain (loss) on sale of equity and other investments, net	(159)	2,371	21,389
Equity in net loss of Rhapsody investment	(14,521)	(4,452)	(6,268)
Other income (expense), net	506	143	467
Total other income (expenses), net	(13,494)	(1,382)	16,721
Income (loss) before income taxes	(82,681)	(70,535)	(54,087)
Income tax expense (benefit)	(834)	1,280	4,903
Net income (loss)	$(81,847)	$(71,815)	$(58,990)
Basic net income (loss) per share	$(2.26)	$(2.00)	$(1.66)
Diluted net income (loss) per share	$(2.26)	$(2.00)	$(1.66)
Shares used to compute basic net income (loss) per share	36,165	35,947	35,553
Shares used to compute diluted net income (loss) per share	36,165	35,947	35,553
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(955)	$(4,145)	$(20,288)
Foreign currency translation adjustments, net of reclassification adjustments	(3,273)	(3,412)	(867)
Total other comprehensive income (loss)	(4,228)	(7,557)	(21,155)
Net income (loss)	(81,847)	(71,815)	(58,990)
Comprehensive income (loss)	$(86,075)	$(79,372)	$(80,145)
(A) Components of net revenue:
License fees	$28,422	$28,308	$43,709
Service revenue	96,874	127,904	162,487
	$125,296	$156,212	$206,196
(B) Components of cost of revenue:
License fees	$6,381	$8,012	$8,538
Service revenue	63,916	68,369	70,553
	$70,297	$76,381	$79,091
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(81,847)	$(71,815)	$(58,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,410	11,959	18,748
Stock-based compensation	4,698	5,204	7,468
Equity in net loss of Rhapsody	14,521	4,452	6,268
Lease exit and related charges	2,501	668	1,421
Deferred income taxes, net	(1,558)	(237)	676
Loss (gain) on sale of available for sale securities	159	(2,371)	(21,389)
Realized translation gain	(264)	(48)	(571)
Extinguishment of liability	—	(10,580)	—
Fair value of warrants, net of mark to market adjustments	(1,053)	—	—
Other	—	—	51
Net change in certain operating assets and liabilities:
Trade accounts receivable	(8,236)	8,732	8,442
Deferred costs, prepaid expenses and other assets	2,606	1,982	8,112
Accounts payable	(465)	(769)	321
Accrued and other liabilities	(10,454)	(7,421)	(20,436)
Net cash provided by (used in) operating activities	(68,982)	(60,244)	(49,879)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,319)	(2,460)	(7,727)
Proceeds from sale of available for sale securities	459	2,754	29,153
Purchases of short-term investments	(72,136)	(81,216)	(131,690)
Proceeds from sales and maturities of short-term investments	78,775	97,683	164,986
Decrease in restricted cash equivalents and investments	110	—	10,000
Increase in restricted cash equivalents and investments	—	—	(3,000)
Acquisitions, net of cash acquired	(161)	(733)	(22,480)
Advance to Rhapsody	(5,000)	—	—
Repayment from Rhapsody	5,000	—	—
Proceeds from the sale of Slingo and social casino business	10,000	—	—
Other	—	(467)	—
Net cash provided by (used in) investing activities	15,728	15,561	39,242
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	426	812	594
Tax payments from shares withheld upon vesting of restricted stock	(85)	(407)	(1,201)
Payment of contingent consideration	—	(1,042)	(828)
Net cash provided by (used in) financing activities	341	(637)	(1,435)
Effect of exchange rate changes on cash and cash equivalents	(3,025)	(2,662)	109
Net increase (decrease) in cash and cash equivalents	(55,938)	(47,982)	(11,963)
Cash and cash equivalents, beginning of year	103,253	151,235	163,198
Cash and cash equivalents, end of year	$47,315	$103,253	$151,235
Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$1,102	$654	$8,405
Cash paid for income taxes	$1,491	$1,882	$4,600
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(150)	$(297)	$335
Acquisition of intangible assets	$102	$—	$—
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount

Balances, December 31, 2012	35,324	$35	$603,770	$(26,540)	$(234,537)	$342,728
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	509	1	(608)	—	—	(607)
Share of Rhapsody equity transactions	—	—	(463)	—	—	(463)
Stock-based compensation	—	—	7,468	—	—	7,468
Other comprehensive income (loss)	—	—	—	(21,155)	—	(21,155)
Net income (loss)	—	—	—	—	(58,990)	(58,990)
Balances, December 31, 2013	35,833	$36	$610,167	$(47,695)	$(293,527)	$268,981
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	266	—	405	—	—	405
Share of Rhapsody equity transactions	—	—	1,980	—	—	1,980
Stock-based compensation	—	—	5,204	—	—	5,204
Other comprehensive income (loss)	—	—	—	(7,557)	—	(7,557)
Net income (loss)	—	—	—	—	(71,815)	(71,815)
Balances, December 31, 2014	36,099	$36	$617,756	$(55,252)	$(365,342)	$197,198
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	199	—	341	—	—	341
Share of Rhapsody equity transactions	—	—	4,521	—	—	4,521
Stock-based compensation	—	—	4,698	—	—	4,698
Other comprehensive income (loss)	—	—	—	(4,228)	—	(4,228)
Net income (loss)	—	—	—	—	(81,847)	(81,847)
Balances, December 31, 2015	36,298	$36	$627,316	$(59,480)	$(447,189)	$120,683
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014 and 2013

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
In this Annual Report on Form 10-K for the year ended December 31, 2015 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent periods.
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

Depreciation and amortization expense of these assets during the years ended December 31, 2015, 2014, and 2013 was $8.1 million, $8.5 million, and $14.3 million, respectively.
Equity Method Investment.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 4, Rhapsody Joint Venture, to the audited consolidated financial statements included in Item 8 of this 10-K, for additional information.
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
As of December 31, 2014, we determined that the total estimated costs associated with a project exceeded the total estimated revenues expected to be recognized on that project. As a result, we impaired $0.7 million in deferred project costs. This charge was included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss). No such charges were incurred in 2015 or 2013.
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
Indefinite-Lived Intangible Assets.    We evaluate indefinite-lived intangible assets (primarily tradenames and trademarks) for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or changes in circumstances indicate that impairment may exist. When evaluating indefinite-lived intangible assets for impairment, we may first perform a qualitative assessment to determine if the fair value of the intangible assets is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the intangible assets is not more likely than not greater than its carrying amount, we estimate the fair value of the intangible assets. If the carrying amount of the intangible assets exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Significant judgment is required in assessing fair value of the indefinite-lived intangible assets. With the sale of our Slingo and social casino game business in 2015 as described in more detail in Note 3. Acquisitions and Disposals, we had no indefinite-lived intangible assets at December 31, 2015.
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
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $16.5 million in 2015, $23.1 million in 2014 and $30.6 million in 2013.
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
We had nominal amounts of derivatives outstanding at either December 31, 2015 or 2014.
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
In November 2015, the FASB issued new guidance related to the presentation of deferred income taxes, requiring that deferred tax assets and liabilities be classified as non-current on the balance sheet. The new guidance will be effective for us on January 1, 2017, including interim periods within 2017. As permitted, we have elected to early adopt the new guidance, and have reclassified our net current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of December 31, 2015. As permitted, we have not retrospectively adjusted prior year amounts.
In February 2016, the FASB issued new guidance related to the accounting for leases by lessees. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019. We will be evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements to be implemented that are of significance or potential significance to RealNetworks.

Note 3.	Acquisitions and Disposals
2013 Purchase of Slingo, Inc. In the quarter ended June 30, 2013, we acquired 100% of the voting interests in Slingo, Inc., a social casino games company based in the U.S., for total cash consideration of $15.6 million. The tangible and intangible assets and liabilities recognized were reported within the Games segment. The identifiable intangible assets associated with the acquisition totaled $8.0 million. Of this total, $4.5 million was related to tradenames and trademarks determined to have indefinite useful lives and $3.5 million included developed game technology and existing customer relationships, amortized over their estimated useful lives. We recorded a net deferred tax liability of $2.7 million related to the intangible assets acquired. Goodwill totaling $9.9 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and was primarily related to the assembled workforce and expected synergies in the rapidly growing social casino games market. The goodwill is not deductible for income tax purposes.

2013 Purchase of Muzicall Ltd. In the quarter ended September 30, 2013, we acquired 100% of the voting interests in Muzicall Limited, a ringback tone company based in London, for total cash consideration of $6.7 million. The tangible and intangible assets and liabilities recognized are reported in the Mobile Entertainment segment. The identifiable intangible assets associated with the acquisition totaled $5.4 million, and include tradenames and trademarks, developed technology, user base and carrier relationships. All identifiable intangible assets from this acquisition are being amortized over their estimated useful lives. We recorded a net deferred tax asset of $3.4 million related to the assets acquired, and a full valuation allowance. Goodwill totaling $1.3 million was recorded, representing the excess of purchase consideration over the fair value of net acquired assets, and was primarily related to the assembled workforce and expected synergies in the ringback tone industry. The goodwill is not deductible for income tax purposes. This acquisition has helped us accelerate our growth initiatives within the Mobile Entertainment segment.
2015 Sale of Slingo and social casino business. On July 24, 2015, we entered into an agreement to sell the Slingo and social casino portion of our games business to Gaming Realms plc for $18.0 million. Of this amount, $10.0 million of the total consideration was paid in cash at closing and the remaining $8.0 million will be payable either all in cash or a mix of cash and Gaming Realms plc stock, at our election, on the first and second anniversaries of the closing. The transaction closed on August 10, 2015.
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
As this sale did not represent a strategic shift in our business and we do not believe it will have a major impact on our future operations and financial results, it did not meet the criteria for discontinued operations under GAAP. As such, we have recorded the related foreign currency gain of $0.5 million in Other income and expense on the consolidated statement of operations. In addition, we have recognized an income tax benefit of $1.6 million from the reversal of a Slingo deferred tax liability as described above. Based on several factors, including the timing of the receipt of the remaining $8.0 million consideration, we have deferred the remaining gain of $8.0 million and will recognize that gain upon realization.

Note 4.	Rhapsody Joint Venture
As of December 31, 2015 we owned approximately 43% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $14.5 million, $4.5 million, and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million which occurred in the first quarter of 2015. As of December 31, 2015, the carrying value of our Rhapsody equity investment was zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody. The carrying value of our Rhapsody investment was $10.0 million at December 31, 2014.
In March 2015, RealNetworks extended a $5.0 million loan to Rhapsody, as did the other 43% owner of Rhapsody. The loans had original maturity dates of June 2018, or earlier, if Rhapsody's certain loan to an external strategic partner was repaid in full. The loans to Rhapsody bore interest at the greater of prime plus 5.25% or 9% per annum. During 2015, Rhapsody's external strategic partner repaid its loan to Rhapsody and Rhapsody then repaid its loan to us and the other 43% owner in full. Under the loan, Rhapsody paid us approximately $0.2 million of interest in 2015.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net revenue	$201,987	$173,484	$140,596
Gross profit	32,761	32,145	34,141
Net loss	(35,479)	(21,336)	(14,663)

	As of December 31, 2015	As of December 31, 2014
Current assets	$53,274	$47,021
Non-current assets	20,520	20,616
Current liabilities	92,794	65,458
Non-current liabilities	20,295	16,487

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2015				December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$23,152	$—	$—	$23,152	$23,152
Money market funds	5,061	—	—	5,061	5,061
Corporate notes and bonds	—	19,102	—	19,102	19,102
Total cash and cash equivalents	28,213	19,102	—	47,315	47,315
Short-term investments:
Corporate notes and bonds	—	51,814	—	51,814	51,862
Total short-term investments	—	51,814	—	51,814	51,862
Restricted cash equivalents and investments	—	2,890	—	2,890	2,890
Equity investments in publicly traded securities	1,721	—	—	1,721	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,053	1,053	—
Total	$29,934	$73,806	$1,053	$104,793	$102,429

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2014				December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,105	$—	$—	$30,105	$30,105
Money market funds	11,629	—	—	11,629	11,630
Corporate notes and bonds	—	61,519	—	61,519	61,520
Total cash and cash equivalents	41,734	61,519	—	103,253	103,255
Short-term investments:
Corporate notes and bonds	—	51,453	—	51,453	51,438
U.S. government agency securities	7,000	—	—	7,000	7,000
Total short-term investments	7,000	51,453	—	58,453	58,438
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investments in publicly traded securities	2,676	—	—	2,676	428
Total	$51,410	$115,972	$—	$167,382	$165,121
Restricted cash equivalents and investments as of December 31, 2015 and 2014 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for 2015, 2014, and 2013 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of December 31, 2015 and 2014 were not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of December 31, 2015 are as follows (in thousands):

Estimated Fair Value
Within one year	$51,389
Between one year and five years	425
Total short-term investments	$51,814
Our equity investment in a publicly traded company as of December 31, 2015 and 2014 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In 2015, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $0.5 million and a pre-tax gain of $0.4 million, reported in Other income (expense), net, in the consolidated statement of operations. In 2014, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $2.8 million and a pre-tax gain of $2.4 million.
In 2013 we sold shares of common stock in LoEn Entertainment, Inc., a Korean digital music distribution company, resulting in cash proceeds of $29.2 million, net of transaction costs, and a total pre-tax gain of $21.4 million.
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55% . On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the consolidated balance sheets, and as an expense reduction within General and administrative expense in the consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the twelve months ended December 31, 2015 the decrease in the fair value of the warrants from that originally recorded was approximately $0.1 million

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). We did not record any impairments on those assets required to be measured at fair value on a non-recurring basis in 2015, 2014 or 2013.
See Note 11. Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,288	$966	$1,010
Addition (reduction) to allowance	(355)	433	(2)
Amounts written off	(77)	—	(83)
Effects of foreign currency translation	(91)	(111)	41
Balance, end of year	$765	$1,288	$966
Activity in the allowance for sales returns (in thousands):

	Years ended December 31,
	2015	2014	2013
Balance, beginning of year	$354	$569	$653
Addition (reduction) to allowance	(186)	(209)	(64)
Amounts written off	(9)	(6)	(21)
Effects of foreign currency translation	(1)	—	1
Balance, end of year	$158	$354	$569
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$923	$1,642	$1,535
One customer accounted for 52% and one other customer accounted for 12% of trade accounts receivable as of December 31, 2015. One customer accounted for 21% and one other customer accounted for 15% of trade accounts receivable as of December 31, 2014.
One customer accounted for approximately 26% or $32.9 million, of consolidated revenue during the year ended December 31, 2015, in our Mobile Entertainment segment.
One customer accounted for 20%, or $31.9 million, of consolidated revenue during the year ended December 31, 2014, in our Mobile Entertainment segment.
One customer accounted for 13%, or $27.0 million, of consolidated revenue during the year ended December 31, 2013, in our RealPlayer and Games segments. One other customer accounted for 13%, or $26.4 million, of consolidated revenue during the year ended December 31, 2013, in our Mobile Entertainment segment.

Note 7.	Other Intangible Assets
Other intangible assets (in thousands):

	As of December 31,
	2015			2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,182	$29,236	$946	$33,853	$31,643	$2,210
Developed technology	24,047	23,244	803	28,261	25,699	2,562
Patents, trademarks and tradenames	3,717	3,398	319	3,817	3,528	289
Service contracts	5,269	5,201	68	6,312	5,764	548
	63,215	61,079	2,136	72,243	66,634	5,609
Non-amortizing intangible assets:
Trademarks and tradenames	—	—	—	4,500	—	4,500
Total	$63,215	$61,079	$2,136	$76,743	$66,634	$10,109

As discussed in Note 3. Acquisitions and Disposals, $5.7 million worth of intangible assets, net, related to the third quarter 2015 sale of our Slingo and social casino portion of our games business, were disposed.
Amortization expense related to other intangible assets during the years ended December 31, 2015, 2014, and 2013 was $2.3 million, $3.4 million, and $4.4 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

2016	$1,096
2017	686
2018	354
Total	$2,136
No impairments of other intangible assets were recognized in 2015, 2014 or 2013.

Note 8.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2015	2014
Balance, beginning of year
Goodwill	$328,008	$328,129
Accumulated impairment losses	(310,653)	(310,653)
	17,355	17,476

Increases (decreases) due to current year acquisitions (disposals)	(3,620)	460
Effects of foreign currency translation	(655)	(581)
	(4,275)	(121)
Balance, end of year
Goodwill	323,733	328,008
Accumulated impairment losses	(310,653)	(310,653)
	$13,080	$17,355
Goodwill by segment (in thousands):

	December 31,
	2015	2014
RealPlayer Group	$945	$985
Mobile Entertainment	1,837	1,976
Games	10,298	14,394
Total goodwill	$13,080	$17,355

As discussed in Note 3. Acquisitions and Disposals, $3.6 million of goodwill was disposed of in the third quarter 2015 sale of our Slingo and social casino portion of our games business.
In the second quarter of 2014, an acquisition of a business related to our RealPlayer Group resulted in goodwill of $0.5 million being recorded.
No impairments of goodwill were recorded in 2015, 2014, or 2013.

Note 9.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2015	December 31, 2014
Royalties and other fulfillment costs	$3,094	$4,868
Employee compensation, commissions and benefits	5,958	7,711
Sales, VAT and other taxes payable	2,976	5,896
Other	5,292	6,811
Total accrued and other current liabilities	$17,320	$25,286

Note 10.	Restructuring Charges
Restructuring and other charges in 2015, 2014 and 2013 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in all three years primarily relate to severance costs due to workforce reductions and are classified as Employee Separation Costs in the table below.
We also incurred restructuring charges during 2013 related to the relocation of our Seattle headquarters totaling $1.8 million, which is classified as Asset Related and Other Costs in the table below. For details on other costs associated with the termination of our Seattle headquarters lease see Note 11. Lease Exit and Related Charges.
Details of restructuring charges for the years ended December 31, 2015, 2014, and 2013 (excluding non-cash charges) are shown in the table below (in thousands):

	By Type of Cost
	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the year ended December 31, 2015	$5,279	$—	$5,279
Costs incurred and charged to expense for the year ended December 31, 2014	$4,992	$—	$4,992
Costs incurred and charged to expense for the year ended December 31, 2013	$3,961	$1,804	$5,765

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2015, 2014 and 2013, (in thousands):

	By Type of Cost
	Employee Separation Costs	Contract Assignment Costs	Total
Accrued liability as of December 31, 2012	$731	$1,700	$2,431
Costs incurred and charged to expense for the year ended December 31, 2013, excluding non-cash charges	3,961	—	3,961
Cash payments	(3,936)	(1,700)	(5,636)
Accrued liability as of December 31, 2013	756	—	756
Costs incurred and charged to expense for the year ended December 31, 2014	4,992	—	4,992
Cash payments	(5,299)	—	(5,299)
Accrued liability as of December 31, 2014	449	—	449
Costs incurred and charged to expense for the period to date in 2015	5,279	—	5,279
Cash payments	(4,324)	—	(4,324)
Accrued liability as of December 31, 2015	$1,404	$—	$1,404

Note 11.	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, primarily in our corporate headquarters in Seattle, Washington, and certain other locations, losses have been recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value.
In the quarter ended September 30, 2015, we recorded $2.1 million of losses relating to an approximate 43% reduction of office space at our leased corporate headquarters in Seattle, Washington. In 2013, we entered into this lease and early terminated the lease on our previous corporate headquarters, as described in more detail in our 2014 10-K.
We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to the accrued loss on excess office facilities (in thousands):

	Years Ended December 31,
	2015	2014	2013
Accrued loss, beginning of year	$234	$254	$4,213
Additions and adjustments to the lease loss accrual, including sublease income estimate revision, and related asset write-downs	2,981	668	1,421
Less amounts paid, net of sublease income	(620)	(688)	(5,380)
Accrued loss, end of year	2,595	234	254
Less current portion (included in Accrued and other current liabilities)	(822)	(234)	(254)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,773	$—	$—

Note 12.	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Years Ended December 31,
	2015	2014	2013
Investments
Accumulated other comprehensive income (loss), beginning of period	$2,252	$6,397	$26,685
Unrealized gains (losses), net of tax effects of $0, $0, and $(54)	(562)	(1,774)	2,121
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $4, and $(800)	(393)	(2,371)	(22,409)
Net current period other comprehensive income	(955)	(4,145)	(20,288)
Accumulated other comprehensive income (loss) balance, end of period	$1,297	$2,252	$6,397
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(57,504)	$(54,092)	$(53,225)
Translation adjustments	(3,009)	(3,364)	(296)
Reclassification adjustments for losses (gains) included in other income (expense)	(264)	(48)	(571)
Net current period other comprehensive income	(3,273)	(3,412)	(867)
Accumulated other comprehensive loss balance, end of period	$(60,777)	$(57,504)	$(54,092)
Total accumulated other comprehensive income (loss), end of period	$(59,480)	$(55,252)	$(47,695)

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
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2015 there were 8.2 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. Each stock option granted reduces and each stock option forfeited or canceled increases the shares available for future grant by a factor of one share. We also have an employee stock purchase plan, under which 0.4 million shares of common stock are authorized for future issuance as of December 31, 2015.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total stock-based compensation expense	$4,698	$5,204	$7,468
The total stock-based compensation amounts disclosed above are recorded in their respective line items within operating expenses in the consolidated statement of operations. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2015, 2014, or 2013. As of December 31, 2015, we had $9.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years.
As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, the valuation models for stock option awards require various highly judgmental assumptions. The assumption for the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our common stock for the related expected term. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. The dividend yield is estimated at zero because we do not currently anticipate paying dividends in the foreseeable future.
 The fair value of options granted used the following weighted average assumptions:

	Years ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.47%	1.40%	0.86%
Expected term (years)	4.8	4.5	4.3
Volatility	38%	41%	48%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2012	1,249	$8.52
Granted	232	7.18
Vested	(581)	9.13	$4,438
Forfeited/Canceled	(410)	7.74
Nonvested shares, December 31, 2013	490	$7.80
Granted	159	7.60
Vested	(193)	8.35	$1,608
Forfeited/Canceled	(56)	7.73
Nonvested shares, December 31, 2014	400	$7.47
Granted	296	5.44
Vested	(109)	7.01	$763
Forfeited/Canceled	(263)	7.27
Nonvested shares, December 31, 2015	324	$5.94

At December 31, 2015 the aggregate intrinsic value of restricted stock awards was $1.4 million and the weighted average remaining contractual term was approximately 1 year.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	4,534	$14.07
Options granted at common stock price	3,578	7.56	$2.93
Options exercised	(24)	5.56
Options cancelled	(1,463)	15.76
Outstanding, December 31, 2013	6,625	$10.21
Options granted at common stock price	2,036	7.44	$2.51
Options exercised	(44)	7.26
Options cancelled	(1,893)	14.47
Outstanding, December 31, 2014	6,724	$8.19
Options granted at common stock price	907	5.31	$1.70
Options exercised	(14)	1.92
Options cancelled	(2,100)	8.59
Outstanding, December 31, 2015	5,517	$7.58
Exercisable, December 31, 2015	2,894	$8.26
Vested and expected to vest, December 31, 2015	5,416	$7.61

In 2015 and 2014 we granted 200,000 and 400,000 market-based stock options, which are included in the stock option tables above.
As of December 31, 2015, the weighted average remaining contractual life of the options was as follows: outstanding options 4.8 years; exercisable options 4.0 years; and vested and expected to vest options 4.7 years.
As of December 31, 2015, the aggregate intrinsic value of the options was as follows: outstanding options $0.1 million; exercisable options had a value considered insignificant; and vested and expected to vest options $0.1 million.
The aggregate intrinsic value of stock options exercised in 2015 and 2014 was insignificant. The aggregate intrinsic value of stock options exercised in 2013 was $0.1 million.
Employee Stock Purchase Plan.    Our Employee Stock Purchase Plan (ESPP) allows an eligible employee to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods, subject to certain limitations. Under the ESPP, 94,400 78,500 and 71,600 shares were purchased during the years ended December 31, 2015, 2014 and 2013, respectively.
Retirement Savings Plan.    We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During the years ended December 31, 2015, 2014, and 2013, we matched 50% of the first three percent of participating employees’ contributions, and contributed $0.6 million, $0.7 million, and $0.8 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 14.	Income Taxes
Components of income (loss) before income taxes (in thousands):

	Years ended December 31,
	2015	2014	2013
United States operations	$(76,450)	$(67,186)	$(50,032)
Foreign operations	(6,231)	(3,349)	(4,055)
Income (loss) before income taxes	$(82,681)	$(70,535)	$(54,087)

Components of income tax expense (benefit) (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
United States federal	$176	$547	$2,460
State and local	(44)	69	61
Foreign	592	901	1,706
Total current	724	1,517	4,227
Deferred:
United States federal	(1,636)	21	(1,890)
State and local	1	(40)	51
Foreign	77	(218)	2,515
Total deferred	(1,558)	(237)	676
Total income tax expense (benefit)	$(834)	$1,280	$4,903
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years ended December 31,
	2015	2014	2013
United States federal tax expense (benefit) at statutory rate	$(28,938)	$(24,687)	$(18,930)
State taxes, net of United States federal tax expense (benefit)	(1,240)	(1,083)	(841)
Change in valuation allowance	27,821	27,759	25,046
Non-deductible stock compensation	218	270	415
Impact of non-U.S. jurisdictional tax rate difference	648	529	487
Research and development tax credit	(243)	(325)	(1,632)
Increase (reversal) of unrecognized tax benefits	(1,269)	(901)	671
Non-U.S. withholding tax	141	393	1,805
Other	2,028	(675)	(2,118)
Total income tax expense (benefit)	$(834)	$1,280	$4,903

 Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
United States federal net operating loss carryforwards	$84,426	$66,547
Deferred expenses	1,591	2,552
Research and development tax credit carryforwards	24,442	22,979
Alternative minimum tax credit carryforward	3,626	3,626
Net unrealized loss on investments	97	97
Accrued loss on excess office facilities	959	—
Stock-based compensation	11,441	11,398
State net operating loss carryforwards	10,079	8,400
Foreign net operating loss carryforwards	30,657	34,210
Deferred revenue	82	401
Equipment, software, and leasehold improvements	4,263	3,252
Intangibles	12	19
Other	5,150	4,332
Gross deferred tax assets	176,825	157,813
Less valuation allowance	173,872	149,474
Gross deferred tax assets, net of valuation allowance	$2,953	$8,339
Deferred tax liabilities:
Other intangible assets	$(404)	$(3,035)
Net unrealized gains and basis differences on investments	(78)	(4,226)
Other	(218)	(397)
Prepaid expenses	(1,384)	(1,360)
Gross deferred tax liabilities	(2,084)	(9,018)
Net deferred tax assets (liabilities)	$869	$(679)
Income tax receivables were $0.1 million and $0.1 million at December 31, 2015 and 2014, respectively.
In 2015, we continued to record a valuation allowance on the deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $24.4 million increase and a $20.6 million increase during the years ended December 31, 2015 and 2014, respectively.
We maintain a valuation allowance of $173.9 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2015. The net increase in the valuation allowance since December 31, 2014 of $24.4 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
RealNetworks' U.S. federal net operating loss carryforwards totaled $241.2 million and $190.1 million at December 31, 2015 and 2014, respectively. The increase is mainly due to the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2015 are from prior U.S. taxable losses and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards expire between 2024 and 2035.
RealNetworks' alternative minimum tax credit carryforward remained at $3.6 million from December 31, 2014 to December 31, 2015. The alternative minimum tax credit can be carried forward indefinitely.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $24.4 million and $23.0 million at December 31, 2015 and 2014, respectively. The research and development credit carryforwards expire between 2020 and 2035.
As of December 31, 2015 and 2014, we had $0.3 million and $3.5 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is the result of the defense of our positions, and ultimate settlement and closure of a United States federal tax examination. As of December 31, 2015, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2015, and 2014 we have no accrued interest or penalties related to uncertain tax positions.
Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years ended December 31,
	2015	2014	2013
Balance, beginning of year	$3,541	$4,505	$3,978
Decreases related to prior year tax positions	(33)	(196)	(125)
Settlements with taxing authorities	(3,285)	—	—
Increases related to current year tax positions	97	130	652
Expiration of the statute of limitations	—	(898)	—
Balance, end of year	$320	$3,541	$4,505

Note 15.	Earnings (Loss) Per Share
Basic and diluted net income (loss) per share (EPS) (in thousands, except per share data):

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$(81,847)	$(71,815)	$(58,990)
Weighted average common shares outstanding used to compute basic EPS	36,165	35,947	35,553
Dilutive effect of stock based awards	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,165	35,947	35,553
Basic EPS	$(2.26)	$(2.00)	$(1.66)
Diluted EPS	$(2.26)	$(2.00)	$(1.66)
Approximately 5.7 million, 6.3 million, and 4.6 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2015, 2014, and 2013, respectively, because of their antidilutive effect.

Note 16.	Commitments and Contingencies
Commitments.    We have commitments for future payments related to office facilities leases. We lease office facilities under various operating leases expiring through 2024. Future minimum payments as of December 31, 2015 are as follows (in thousands):

Office Leases
2016	$6,550
2017	5,046
2018	3,648
2019	3,685
2020	3,618
Thereafter	13,712
Total minimum payments	$36,259
Of the total office lease future minimum payments, $2.6 million is recorded in accrued lease exit and related charges at December 31, 2015.
Rent expense during the years ended December 31, 2015, 2014, and 2013, was $5.8 million, $6.8 million, and $8.3 million, respectively. These amounts are net of sublease income of $0.2 million, $0.2 million and $0.8 million in each of the years ended December 31, 2015, 2014 and 2013.

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
In relation to certain patents and other technology assets we sold to Intel in the second quarter of 2012, we have specific obligations to indemnify Intel for breaches of the representations and warranties that we made and covenants that we agreed to in the asset purchase agreement for certain potential future intellectual property infringement claims brought by third parties against Intel. The amount of any potential liabilities related to our indemnification obligations to Intel will not be determined until a claim has been made, but we are obligated to indemnify Intel up to the amount of the gross purchase price that we received in the sale.

Note 18.	Segment Information
We have three reportable segments: (1) RealPlayer Group, which includes our new RealTimes product, our RealPlayer media player software, intellectual property licensing, and our SuperPass service; (2) Mobile Entertainment, which includes our SaaS services, our LISTEN product and to a lesser degree, sales of technology licenses of our software products such as Helix, in which we ceased investing during the fourth quarter of 2014; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting the business to our reportable segments. These corporate expenses include but are not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. All restructuring, lease exit and related charges are reported as corporate items. Also reported as a corporate item was the 2014 extinguishment of the liability associated with our historical musical business, and the 2013 loss on litigation settlements.
RealNetworks reports the three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the Chief Executive Officer, Chief Financial Officer, our Presidents and General Counsel. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1. Description of Business and Summary of Significant Accounting Policies.

Segment results for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):
RealPlayer Group

	2015	2014	2013
Revenue	$29,141	$39,201	$75,206
Cost of revenue	16,171	14,508	16,220
Gross profit	12,970	24,693	58,986
Operating expenses	47,149	55,742	60,484
Operating income (loss)	$(34,179)	$(31,049)	$(1,498)
Mobile Entertainment

	2015	2014	2013
Revenue	$65,407	$79,901	$81,181
Cost of revenue	44,212	50,399	47,608
Gross profit	21,195	29,502	33,573
Operating expenses	20,256	33,325	35,839
Operating income (loss)	$939	$(3,823)	$(2,266)

 Games

	2015	2014	2013
Revenue	$30,748	$37,110	$49,809
Cost of revenue	9,291	11,074	13,359
Gross profit	21,457	26,036	36,450
Operating expenses	29,086	37,170	47,177
Operating income (loss)	$(7,629)	$(11,134)	$(10,727)

 Corporate

	2015	2014	2013
Cost of revenue	$623	$400	$1,904
Extinguishment of liability	—	(10,580)	—
Operating expenses	27,695	33,327	54,413
Operating income (loss)	$(28,318)	$(23,147)	$(56,317)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years ended December 31,
	2015	2014	2013
United States	$46,893	$61,660	$90,250
Europe	15,166	26,575	38,155
Republic of Korea	37,832	39,852	46,601
Rest of the World	25,405	28,125	31,190
Total	$125,296	$156,212	$206,196

Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	December 31,
	2015	2014	2013
United States	$16,821	$33,421	$40,347
Europe	4,898	6,696	8,280
Republic of Korea	282	547	936
Rest of the World	2,015	3,048	4,078
Total long-lived assets	$24,016	$43,712	$53,641

Note 19.	Related Party Transactions
Transactions with Rhapsody. See Note 4. Rhapsody Joint Venture for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we were obligated to provide Rhapsody with certain support services. These support services, which included information technology and limited operational support provided directly to Rhapsody, were completed in 2013. RealNetworks has no further obligations or liabilities pursuant to the support services agreement. During the year ended December 31, 2013 we charged Rhapsody $0.5 million for the support services.
In 2015, Rhapsody issued warrants to RealNetworks to purchase Rhapsody common shares. See Note 5. Fair Value Measurements for details on these warrants.

Note 20.	Quarterly Information (Unaudited)
The following table summarizes the unaudited statement of operations for each quarter of 2015 and 2014 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31 (2)
2015
Net revenue	$125,296	$29,922	$30,823	$33,954	$30,597
Gross profit	54,999	14,094	12,733	14,122	14,050
Operating (loss) income	(69,187)	(7,506)	(21,962)	(20,707)	(19,012)
Net income (loss)	(81,847)	(8,413)	(21,184)	(27,781)	(24,469)
Basic net income (loss) per share (1)	(2.26)	(0.23)	(0.59)	(0.77)	(0.68)
Diluted net income (loss) per share (1)	(2.26)	(0.23)	(0.59)	(0.77)	(0.68)
2014
Net revenue	$156,212	$35,506	$34,157	$40,825	$45,724
Gross profit	90,411	17,625	15,229	20,039	37,518
Operating (loss) income	(69,153)	(20,682)	(20,763)	(18,832)	(8,876)
Net income (loss)	(71,815)	(20,838)	(22,178)	(21,029)	(7,770)
Basic net income (loss) per share (1)	(2.00)	(0.58)	(0.62)	(0.59)	(0.22)
Diluted net income (loss) per share (1)	(2.00)	(0.58)	(0.62)	(0.59)	(0.22)

(1)	The sum of the quarterly net income per share amounts will not necessarily equal net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)
In the quarter ended March 31, 2014, certain accrued royalty liabilities of $10.6 million associated with our historical music business, which had originally been recorded based on statutory rates, were extinguished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 29, 2016

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2015, RealNetworks maintained effective internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. This attestation is included within Item 8.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2016 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2016 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2016 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.
Equity Compensation Plans
As of December 31, 2015, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.
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
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	5,836	$7.56	8,208	(1)(2)
Equity compensation plans not approved by security holders	5	$29.13	—
Total	5,841	$7.58	8,208	(3)

(1)
On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 0.4 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

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

(3)
The total securities in column (a) include 5,517 stock options and 324 restricted stock units and awards. The weighted average exercise prices in columns (b) relate to the stock options only; restricted stock units and awards have no exercise price.

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
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2016 Annual Meeting of Shareholders or in an

amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2016 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 29, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 29, 2016.

Signature	Title

/s/ ______ROBERT GLASER________ Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ _____MARJORIE THOMAS______ Marjorie Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ _______BRUCE A. JAFFE________ Bruce A. Jaffe	Director

/s/ _____MICHAEL T. GALGON_____ Michael T. Galgon	Director

/s/ _______DAWN G. LEPORE_______ Dawn G. Lepore	Director

/s/ _______JANICE ROBERTS_______ Janice Roberts	Director

/s/ ______MICHAEL B. SLADE______ Michael B. Slade	Director

/s/ ____DOMINIQUE TREMPONT____ Dominique Trempont	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively	8-K	000-23137	4.1	12/03/08
10.1	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.1	08/13/01
10.3	†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.3	12/21/09
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	8-K	000-23137	10.2	12/21/09
10.6	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.7	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.9	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.10	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.11	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.12	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective July 24, 2014	10-Q	000-23137	10.1	11/06/14
10.13	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.14	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13
10.15	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13
10.17	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.18		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.19		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.20	†	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser	10-Q	000-23137	10.2	11/06/14
10.21	†	Offer Letter dated February 21, 2014 between RealNetworks, Inc. and Atul Bali	10-Q	000-23137	10.1	05/08/14
10.22	†	Offer Letter dated May 31, 2014 between RealNetworks, Inc. and Michael Mulica	10-Q	000-23137	10.1	08/07/14
10.23	†	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini	10-Q	000-23137	10.1	05/08/13
10.24	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.25	†	Offer Letter dated between RealNetworks, Inc. and Marjorie Thomas	10-K	000-23137	10.25	02/25/15
10.26	†	Promotion Letter dated May 31, 2011 between RealNetworks, Inc. and Scott Uomoto	10-K	000-23137	10.26	03/18/13
10.27	†	Promotion Letter dated April 2, 2012 between RealNetworks, Inc. and Tim Wan	10-K	000-23137	10.27	03/18/13
10.28	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.29	†	Form of MBO Plan Document under the RealNetworks, Inc. 2013 Executive Compensation Program	8-K	000-23137	10.1	03/29/13
10.30	†	Form of MBO Plan Document under the RealNetworks, Inc. 2014 Executive Compensation Program	8-K	000-23137	10.1	02/13/14
10.31	†	Form of MBO Plan Document under the RealNetworks, Inc. 2015 Executive Compensation Program	8-K	000-23137	10.1	02/24/15
10.32	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.33	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.34		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.35	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.1	*
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