Form 10-K/A
period 2015-12-31
REALNETWORKS INC
filed 2016-04-29
CIK 1046327

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
The number of shares of the registrant’s common stock outstanding as of April 15, 2016 was 36,747,497.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on February 29, 2016, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2016 annual meeting of shareholders. Our 2016 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 15, 2016. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	54	Chairman of the Board of Directors	3	1994
Michael T. Galgon	48	Director (1, 2)	1	2012
Bruce A. Jaffe	51	Director (1)	3	2015
Dawn G. Lepore	62	Director (2, 3*)	1	2013
Janice Roberts	60	Director (2*, 3)	2	2010
Michael B. Slade	58	Director	2	2011
Dominique Trempont	61	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Michael T. Galgon Age 48 Director since 2012
Mr. Galgon currently serves as a co-founder of Pioneer Square Labs, a Seattle-based studio enabling innovation and new venture creation. From April 2010 until its sale to Trulia, Inc. in August 2013, Mr. Galgon served as a director of Market Leader, Inc., a publicly traded company providing online technology and marketing solutions for real estate professionals. Previously, Mr. Galgon served as Chief Advertising Strategist for Microsoft Corporation from August 2007 until January 2009. In 1997, Mr. Galgon co-founded aQuantive, Inc., an internet media company, where he served in various roles, most recently as Chief Strategy Officer, from 1997 until the sale of aQuantive to Microsoft in August 2007. Prior to founding aQuantive, Mr. Galgon served as a full-time volunteer with AmeriCorps VISTA from October 1994 to October 1995 and as an officer in the U.S. Navy from 1990 to 1994. Mr. Galgon currently serves as a director of several privately held companies and of Global Partnerships, a Seattle-based nonprofit microfinance organization. Mr. Galgon holds an M.B.A. from the Harvard Business School and an A.B. in economics from Duke University.

Senior executive leadership and business strategy experience

Significant experience, expertise and background with regard to business matters

Experience through service as a director of public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Dawn G. Lepore Age 62 Director since 2013
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Ms. Lepore has served on the board of directors of Coupons.com Inc. since February 2012. She previously served on the board of directors of AOL Inc. from October 2012 to its sale to Verizon Communications Inc. in July 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. Ms. Lepore holds a B.A. degree from Smith College.

Senior executive leadership and business strategy experience

Executive-level experience with technology companies

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public and private companies

Dominique Trempont Age 61 Director since 2010
Mr. Trempont has served as a director of Daily Mail and General Trust plc, a producer of media content, information analytics and events for businesses and consumers, since February 2011. Mr. Trempont has also served as a director of Energy Recovery, Inc., a manufacturer of energy efficient recovery devices that enable the economic transformation of sea water into drinkable water and recover the energy contained in industrial flows in oil, gas and fracking applications, since July 2008, where he serves as Chair of the Audit Committee. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010; he served as Chair of the Audit Committee of 3Com. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont currently serves as a director of the privately held companies on24, Inc. and Trion Worlds, Inc. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

Senior leadership experience

Management advisory experience

Global financial and M&A expertise

Executive-level experience with technology companies

Experience through service as a director of global public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 2 Directors
Janice Roberts Age 60 Director since 2010
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

Senior leadership experience

Management advisory experience

Executive-level experience with global technology companies, including companies focused on networking, mobile and wireless communications technologies

Experience investing in and advising early- and later-stage companies

Experience through service as a director of public and private companies

Michael B. Slade Age 58 Director since 2011
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
Class 3 Directors
Bruce A. Jaffe Age 51 Director since 2015
Mr. Jaffe is a consultant and investor with Three Point Group, LLC, which he founded in 2008 and which focuses on early stage and growth technology companies. Mr. Jaffe served as Chief Financial Officer and EVP Corporate Development of Glam Media, a privately held media company, from May 2010 to December 2011. From June 1995 through February 2008, Mr. Jaffe held various positions at Microsoft Corporation, most recently serving as its Corporate Vice President, Corporate Development. Mr. Jaffe serves as a director of several privately held companies. Mr. Jaffe holds a B.S. degree from UC Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

Senior executive leadership and business strategy experience

Management advisory and finance experience

Experience investing in and advising early stage companies

Experience through service as a director of private companies

Robert Glaser Age 54 Director since 1994
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

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our executive officers as of April 15, 2016* who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Michael Parham	52	Senior Vice President, General Counsel and Corporate Secretary
Massimiliano Pellegrini	48	President, Products and Marketing
Marjorie Thomas	57	Senior Vice President, Chief Financial Officer and Treasurer

*
As reported on a Form 8-K filed April 4, 2016, Michael Mulica, President Worldwide Sales and Business Development, will transition from employment with RealNetworks to serving in a consulting capacity for a ten-month period, beginning May 1, 2016.

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
Massimiliano Pellegrini has served as President, Products and Marketing since June 2014, having joined RealNetworks in February 2013 as President of our Mobile Entertainment business. Prior to joining RealNetworks, Mr. Pellegrini served as

Chairman and Chief Executive Officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
Marjorie Thomas was named Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks in February 2015. Ms. Thomas most recently served as Vice President of Corporate Finance and Treasurer for Intuit Inc., from April 2011 to August 2014. She had previously served as Senior Vice President, Finance, Corporate Controller at Sony Electronics Inc., from 2006 to March 2011, and, since 1986, held several positions within Hewlett-Packard Company. Ms. Thomas holds a Bachelor of Arts degree in accounting from Boise State University.
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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2015, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except that the sale of 17,000 shares by Dominique Trempont on November 17, 2015, which should have been reported within two business days, was reported late on a Form 4 filed December 7, 2015.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2015 annual meeting of RealNetworks shareholders filed with the SEC on September 15, 2015.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Trempont, Galgon and Jaffe. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Trempont as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Trempont is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers.
EXECUTIVE SUMMARY FOR 2015
Overview. 2015 was a year of important transition for RealNetworks. There was further refinement of the strategy and growth plan that was set in motion in August of 2012, as management assessed the company's products and services, both newly launched and legacy, and sharpened the focus on its plan to achieve sustainable growth and profitability. In each of our businesses, we revitalized our product portfolios, identified new distribution channels and launched new partnerships. Rob Glaser remained at the helm, guiding all company efforts as CEO and Chairman. Max Pellegrini, President of Products and Marketing, and Mike Mulica, President of Worldwide Sales and Business Development, managed the products and services in our RealPlayer and Mobile Entertainment divisions, heavily focusing on partner relationships, particularly with mobile carriers, and distribution opportunities. As a result of management's product rationalization efforts, our Slingo and social casino games business was sold in August 2015. In connection with this sale, Atul Bali, then-President of Games, departed the company. We continue to operate our casual games business, the operations of which are primarily located in Europe. Throughout this year of strategic refinement and investing in key distribution partnerships, we continued our efforts to streamline operations and reduce overhead expenses, and continue to look for opportunities to operate in a more lean and efficient manner.
Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. In general, the compensation to ongoing named executive officers who were employees in 2014 (referred to as our incumbent named executive officers) was consistent with 2014 compensation, and was generally at or above the median for our peer companies. The compensation provided to our only newly hired executive officer, CFO Marjorie Thomas, reflected a hiring inducement level that was larger than would be expected for future annual ongoing compensation and was consistent with the peer group market data.
Financial Results. Our financial results for 2015 were reflective of our efforts to build distribution channels, enhance our product portfolio, and streamline the organization. Consolidated revenue declined 20% from 2014, as our efforts shifted away from certain legacy products and toward the development of efficient distribution channels for all of our products, and gross profit declined by 39%, as a result of the 2015 transition to a new third party distribution partner in our RealPlayer business, a relative increase in low margin revenue, and the 2014 extinguishment of certain accrued royalty liabilities that positively impacted 2014 gross profit. Although operating expenses improved over 2014, our net income suffered due to restructuring costs and legacy revenue declines. Adjusted EBITDA improved from a loss of $56.6 million in 2014 to a loss of $45.8 million in 2015, primarily as we slowed our spending on new product development and focused more heavily on distribution opportunities for all business lines, and improved overall efficiencies. Based on these financial results, since our incentive bonus program for 2015 was heavily based on achievement against target revenue and adjusted EBITDA goals, annual cash incentives paid to our named executive officers were below target levels.
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth plan, strategic initiatives and restructuring efforts. Given turnover on the management team, however, there continues to be some level of year-over-year variation in executive compensation as different incentives have been required for recruitment and retention purposes.
Our named executive officers for 2015 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

Michael Mulica	President, Worldwide Sales and Business Development (to transition from executive to consultant effective May 1, 2016)

Massimiliano Pellegrini	President, Products and Marketing

Michael Parham	SVP, General Counsel and Corporate Secretary
Marjorie Thomas    SVP, Chief Financial Officer and Treasurer (as of February 4, 2015)
Tim Wan    Former SVP, Chief Financial Officer and Treasurer (until February 4, 2015)

Atul Bali	Former President, Games (until October 1, 2015)

Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based cash incentive plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a cash bonus only upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2015, five of our named executive officers participated in the Executive Bonus Plan, but the two executives that departed during 2015 did not participate in the plan. Moreover, in an effort to more closely align the interests of executives and shareholders and to conserve cash, at the time of approving the 2015 Executive Bonus Plan the Compensation Committee determined that any payouts under the plan would be paid in the form of fully vested restricted stock units rather than cash.
Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards, as evidenced by the long-term performance-based option awards granted to Mr. Glaser in 2014 and 2015, to Mr. Pellegrini upon his hire in 2013, and to Mr. Mulica in 2015. These awards become eligible to vest only upon achievement of significant total shareholder return goals, in the case of Mr. Glaser, and financial and/or strategic goals, in the case of Messrs. Mulica and Pellegrini (subject to continued service with us). Accordingly, actual compensation paid to our named executive officers varies with the company’s performance in achieving financial and strategic objectives and the executive’s individual performance. We believe that our emphasis on pay for performance provides appropriate incentive to our executives to achieve important business objectives of the company and better aligns the interests of our executives with that of our shareholders.
Please note that we define “adjusted EBITDA” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; restructuring and other charges; lease exit and related charges; and extinguishment of liability.
2015 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•	Of our seven named executive officers for 2015, one executive was newly hired during 2015 and two executives departed the company in 2015.

•	The only salary increase among incumbent named executive officers was a 15% increase for General Counsel Michael Parham to $300,000, just below the median for his peers.

•
2015 incentive bonuses for named executive officers were higher than in the prior year, but still below target levels. Payouts of 2015 incentive bonuses were made to the named executive officers in the form of fully vested RSUs rather than cash in an effort to conserve the company's cash and to more closely align the interests of executives with those of the company's shareholders.

•
Total cash compensation (comprised of cash salary and incentive bonuses even though the latter were paid in the form of equity) for the named executive officers, other than the CEO and the departed executives, was higher than in 2014, and was above, or slightly under in the case of Mr. Parham, the peer group 75th percentile in the aggregate. However, since base salary was the only 2015 cash compensation actually paid in the form of cash to the incumbent, continuing executives, 2015 cash payments to this group was substantially less than 2014 cash payments and well below the peer median. Outside of the incumbent, continuing executives, inducement, transition and severance payments were made in cash.
Highlights relating to our CEO:

•
Our CEO's total cash compensation for 2015, including cash salary, the salary option, and the incentive bonus that was paid in the form of fully vested RSUs, was higher than the prior year, as no incentive bonus was paid in 2014, and was at approximately the median of the peer group. The incentive bonus, although higher than the prior year, was well below target and, again, was paid in the form of fully vested RSUs. Strictly cash compensation for 2014 and 2015 was solely composed of base salary, which was consistent year over year and was not high relative to peer companies as it was near the 25th percentile of the peer group.

•
Of the total value of equity awards granted to our CEO in 2015, 64% was directly subject to performance objectives. Importantly, the remaining 36%, or $150,000, of our CEO's 2015 total equity was in lieu of cash salary for 2015, thus making a portion of his annual salary more performance based than if his salary had been paid solely in cash. There was no premium added to the option value when replacing the cash salary (i.e., $150,000 of salary for 2015 was granted as options in 2015). The company does not view the CEO's salary replacement options as long-term incentive compensation, therefore we view 100% of the CEO's equity compensation for 2015 as contingent on achieving a minimum stock price performance threshold.

•	Our CEO's total direct compensation for 2015 (comprised of salary, bonus and equity awards) was 54% lower than 2014 and was approximately 15% below the 25th percentile for peer group CEOs.
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

•
Annual performance-based bonus. We establish an incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to receive a bonus. typically paid in cash, upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are not guaranteed. Bonuses in 2015 were not only below the target opportunity provided to each eligible named executive officer, but were paid in the form of fully vested RSUs rather than cash, exhibiting discipline from a cash management perspective and a desire to more closely align executives' interests with shareholders.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period. Other than our CEO, none of the incumbent named executive officers received a long-term equity award in 2015; Ms. Thomas did, however, receive a long-term inducement award upon her hire in January 2015. Mr. Glaser's 2015 long-term equity award was an option to purchase 200,000 that vests only upon achievement of a greater than 50% increase in total shareholder return over the three-year period following the grant date. Mr. Glaser also received an option award in 2015 to acquire 45,398 shares that was granted in lieu of $150,000 of cash salary; the company does not view this salary replacement option as part of Mr. Glaser's long-term equity compensation.

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
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2015, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his or her own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. Although this 2016 market analysis was not available when most 2015 executive compensation decisions were made, this data is helpful in putting the 2015 compensation into context. The 2015 compensation decisions were primarily based upon peer group and market data compiled by F.W. Cook in October of 2013, which was updated in part in October 2014. The peer group developed by F.W. Cook in October 2013 was comprised of the following 17 publicly traded, U.S.-based internet and software companies:
Avid Technology, Inc.    Digital River, Inc.    Rosetta Stone Inc.
Blucora, Inc.    Harmonic Inc.    Shutterfly Inc.
Blue Nile, Inc.    Limelight Networks, Inc.    Take-Two Interactive, Inc.
Constant Contact, Inc.    LogMeIn Inc.    Travelzoo Inc.
Conversant, Inc. (fka ValueClick)    Move Inc.    Vocus, Inc.

Dice Holdings, Inc.    Open Table Inc.
With the oversight of our Compensation Committee, in October 2014 F.W. Cook provided comparisons of RealNetworks’ executive compensation to the pay data from the October 2013 market study. The October 2013 Peer Group was adjusted to remove Vocus, Inc. following its recapitalization as a privately held company in June 2014. (Conversant, Inc. was acquired by Alliance Data Systems on December 10, 2014, subsequent to our October 2014 compensation study update.) The 2015 compensation arrangements of our executives were analyzed and assessed in relation to the October 2014 market data, including the compensation for Ms. Thomas at the time of her hire and for Mr. Parham in connection with his January 2015 base salary adjustment. Our Compensation Committee deemed these executive arrangements to be appropriate.
The 22 companies in the 2016 Peer Group are publicly traded, U.S.-based software and media content companies, and were selected to reflect our smaller size following recent organizational changes and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the 2016 Peer Group are:
Angie's List    DHI Group    Rosetta Stone Inc.
Autobytel    eGain    SeaChange International
Avid Technology, Inc.    Glu Mobile    Spark Networks
Blucora, Inc.    Harmonic Inc.    TechTarget
Blue Nile, Inc.    Limelight Networks, Inc.    Travelzoo Inc.
Brightcove    Marchex    United Online
Carbonite    QuinStreet    XO Group
Demand Media
The 2016 Peer Group includes seven of the companies that had been included in the October 2013 peer group, as updated in October 2014, however, most of the prior peer group companies were removed due to strategic transactions at those companies that caused them to no longer meet our threshold requirements for the peer group (e.g., becoming privately held, or merging into other organizations) or because those companies moved either above or below a comparable market capitalization, recognizing that RealNetworks' market capitalization has declined over the past several years.
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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2015 annual meeting of shareholders, which took place in our fourth fiscal quarter, our shareholders approved the compensation of our named executive officers as disclosed in our 2015 proxy statement by a vote of approximately 77% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2015 compensation of our executive officers had been made. More influential to 2015 compensation decision making was the 85% support of shareholders at the 2014 annual meeting. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2015 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2016 and future compensation programs for our executive officers.

2015 COMPENSATION
Chief Executive Officer Compensation
Mr. Glaser was named chief executive officer in July 2014, after having served as our chief executive officer from the founding of RealNetworks until January 2010, and then returning as interim chief executive officer in July 2012. When Mr. Glaser accepted the role of interim chief executive officer in July 2012, the Compensation Committee engaged F.W. Cook to assist in the design of a compensation package for Mr. Glaser. In connection with this engagement, F.W. Cook compiled a peer group, generally in line with the peer group established for the other executive officers in October 2013, and presented to the Compensation Committee its analysis and recommendations regarding the compensation arrangements for Mr. Glaser, which included base salary, annual performance-based cash bonus, and long-term, performance-based equity compensation. Based upon the F.W. Cook analysis, the Compensation Committee recommended, and the full Board of Directors approved, certain basic compensation arrangements that were in place on an interim basis through the first half of 2014 and then a more complete compensation package as reflected in the offer letter dated July 24, 2014 governing compensation for the second half of 2014.
Mr. Glaser's compensation for 2015 was based on the compensation package approved by the Board in July 2014, upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, competitive factors and applicable regulatory requirements. For 2015, Mr. Glaser's compensation package included (i) an annualized base salary of $450,000, which was supplemented with $150,000 worth of stock options; (ii) an annual cash incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term performance based equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2015 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2015 compensation was below the 25th percentile of the take-home total compensation for chief executive officers in the 2016 Peer Group companies. Furthermore, his total compensation was lower by 54% compared to 2014. Mr. Glaser's 2015 equity compensation was fully performance based, with a long-term performance option covering 200,000 shares vesting only upon achievement of a greater than 50% increase in total shareholder return over the three-year period following grant, and an option award to acquire 45,398 shares that was issued in lieu of $150,000 of cash salary.
Salary Options. Although Mr. Glaser's intended base salary value was $600,000, consistent with the three prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2015, granted on January 22, 2015, covered 45,398 shares of our common stock with an exercise price equal to $6.78 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of annual 2015 salary, the salary replacement options vested ratably each month over 2015 until fully vested as of December 31, 2015. This salary replacement option was granted pursuant to the 2005 Plan.
Annual Performance-Based Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2015 Executive Bonus Plan, which is discussed in detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of the pre-established company revenue and adjusted EBITDA goals and the shared strategic goals, plus his own individual, strategic objectives, all of which are set forth in the discussion below. At the time of adoption of the 2015 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would be paid to executives in the form of fully vested RSUs. Accordingly, in February 2016, the Board approved a bonus for Mr. Glaser, pursuant to the 2015 Executive Bonus Plan, equal to $337,500 or 75% of his annual cash base salary, payable in a number of RSUs calculated using the closing price of the company's common stock on the NASDAQ Stock Market on February 18, 2016.

Long-Term Performance-Based Equity Award. On December 31, 2015, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term performance-based option to purchase 200,000 shares of our common stock at an exercise price per share equal to $4.25, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with the 2015 salary replacement option comprising the rest of his total 2015 equity awards. The 2015 annual performance option is eligible to vest upon the achievement, no later than the third anniversary of the grant date, of an absolute increase in total shareholder return of RealNetworks' common stock, using a trailing 90-day average stock price (as adjusted to reflect any dividends), of greater than 50% over the closing price of RealNetworks' common stock as reported on the Nasdaq Stock Market on the grant date (the "TSR Goal"), and if the TSR Goal is achieved and subject to Mr. Glaser's continued employment with us through the date on which the Board certifies achievement of the TSR Goal, then the performance option shall vest at a rate of 1/48th each month following the grant date for a total vesting period of four years, with retroactive vesting upon the achievement of the TSR Goal if applicable, but in each case subject to Mr. Glaser's continued employment with us. The performance option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan.
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
Mr. Glaser’s long-term incentive value for 2015, excluding the salary replacement option, was below the peer median. Further, Mr. Glaser’s long-term incentive value, which excludes salary replacement options for each year, was 75.5% lower than 2014. Finally, the Compensation Committee's view is that Mr. Glaser’s annual equity was 100% performance-based, since the long-term option requires a minimum 50% price increase to be eligible to vest.
The following table shows equity awards granted to Mr. Glaser in 2015, 2014 and 2013:

	Annual Equity Awards			Grants Outside the Annual Equity Award Program
	Performance-based Options	Time-based Options	Total Annual Equity	Prior Year Salary Options	Current Year Salary Options	CEO Promotion RSUs	Total Equity Awards
2015	$268,000	$0	$268,000	$0	$150,000	$0	$418,000
2014	$1,096,000	$0	$1,096,000	$149,999	$149,997	$749,998	$2,145,994
2013	$0	$1,938,850	$1,938,850	$0	$0	$0	$1,938,850
% Change 2015 over 2014			(75.5)%				(80.5)%
% of Peer Median for 2015			(61.0)%				(47.0)%

Stock Ownership. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary.
Overall CEO Compensation Package. Our Board of Directors and our Compensation Committee believe that the 2015 compensation arrangements for Mr. Glaser were appropriate, in particular given that a significant portion, just over 60%, of the value of his 2015 compensation is equity-based requiring a greater than 50% increase in our stock price in the three-year period following grant in order for Mr. Glaser to realize any value. The 2015 compensation package for Mr. Glaser resulted in total direct compensation below the median for the 2016 Peer Group.

Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. With Mr. Glaser's return to operational leadership of RealNetworks in July 2012, the hiring of all but one of our current executives within the last three years, and the January 2015 adjustment to Mr. Parham's salary, the base salaries of all of our executives have been recently established or adjusted. Mr. Parham's January 2015 salary adjustment was implemented by the Compensation Committee in recognition of an expansion of his duties and the results of the October 2014 update in comparable peer data. The base salaries for our other incumbent named executive officers was also evaluated against data generated by F.W. Cook in its October 2014 market update.
The following table shows the annualized cash base salaries paid to our continuing named executive officers in 2015, with a comparison to 2014 (note that the salaries of the departed executives, Mr. Bali and Mr. Wan, remained consistent from 2014 to 2015):

Name	2015 Base Salary		2014 Base Salary		Year-over-year Change
Rob Glaser	$450,000	(1)	$450,000	(1)	—%
Marjorie Thomas	$325,000	(2)	---		---
Michael Mulica	$400,000		$400,000	(3)	—%
Michael Parham	$300,000		$260,000		15%
Max Pellegrini	$400,000		$400,000		—%

(1)	Mr. Glaser also received a salary replacement option award valued at $150,000 at grant, as described above.

(2)	Hired in January 2015; amount reflects annualized salary rate (actual 2015 salary paid was $316,458).

(3)	Hired in June 2014; amount reflects annualized salary rate (actual 2014 salary paid was $225,897).

Annual Performance-Based Bonuses
In February 2015, the Compensation Committee established our 2015 Executive Bonus Plan, which is our performance-based cash bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, typically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management. Since the strategic plan for 2015 was divided into two six-month plans, the Compensation Committee aligned the 2015 Executive Bonus Plan’s performance measurement period with those two six-month financial planning and budgeting periods for fiscal year 2015.
Each of our named executive officers was eligible to participate in the 2015 Executive Bonus Plan, except for Messrs. Bali and Wan, who departed from the company in 2015. Mr. Glaser had a target bonus opportunity equal to 100% of his annual cash base salary and each of the other executives had a target bonus opportunity equal to 75% of his or her annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives. Neither Mr. Bali nor Mr. Wan participated in the 2015 Executive Bonus Plan, as they departed from the company prior to the payment of bonuses under the 2015 Executive Bonus Plan. Mr. Wan departed sufficiently early in 2015 that he was never considered to be eligible under the 2015 Executive Bonus Plan; Mr. Bali was considered to be eligible under the plan, with a bonus opportunity equal to 75% of his annual base salary, but became ineligible upon his departure later in 2015. Instead of any bonus under the 2015 Executive Bonus Plan, Mr. Bali was paid a bonus of $112,500 in 2015 as part of his severance, as prescribed by the terms of his offer letter. Mr. Wan was paid a retention bonus equal to $265,000 in 2015 in consideration for his efforts to ensure a smooth transition of responsibilities to Ms. Thomas.
The following elements were applicable to our 2015 Executive Bonus Plan.

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
Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2015 Executive Bonus Plan because it was a key element of our 2015 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA as a performance metric under the 2015 Executive Bonus Plan in order to reward our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Performance criteria for our participating named executive officers also included both individual and shared non-financial strategic goals intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance.
Unlike in the previous year, under the 2015 Executive Bonus Plan goals were set and achievement was measured as one-third based on financial results and individual strategic goals for the first half of 2015, one-third based on financial results for the second half of 2015, and one-third based on shared strategic goals for the executive team. The reason for this change from the prior year was to align the 2015 Executive Bonus Plan with the strategic plan for 2015, which was divided into two six-month plans rather than a full 12-month plan.
The following table indicates the 2015 performance goals for each named executive officer who participated in the 2015 Executive Bonus Plan, as well as the weightings of the goals:

	First Half of 2015 (1/3)			Second Half of 2015 (1/3)		Shared Strategic Goals (1/3)
	Revenue Goals	Adjusted EBITDA(1) Goals	Individual Goals	Revenue Goals	Adjusted EBITDA (1) Goals
Corporate executives - revenue and adjusted EBITDA goals are based on company-wide results
Rob Glaser	Company Revenue (weighted at 60%)	Company Adjusted EBITDA (weighted at 20%)	Product and business development goals; growth and profitability goals	Company Revenue (weighted at 75%)	Company Adjusted EBITDA (weighted at 25%)	Shared Goals below, plus approval of 2016 budget no later than 01/15/16, and achievement of Rhapsody revenue plan
Marjorie Thomas	Company Revenue (weighted at 60%)	Company Adjusted EBITDA (weighted at 20%)	Achieve operating expense goals; support strategic goals of businesses	Company Revenue (weighted at 75%)	Company Adjusted EBITDA (weighted at 25%)
Shared Goals for Entire Executive Team: achieve certain goals relating to RealTimes distribution, achieve contract goal relating to ringback tones product distribution, and implement cost reduction program

Michael Parham	Company Revenue (weighted at 60%)	Company Adjusted EBITDA (weighted at 20%)	Cost reduction goals; support strategic goals of businesses	Company Revenue (weighted at 75%)	Company Adjusted EBITDA (weighted at 25%)
Business executives - revenue and adjusted EBITDA goals are based on divisional results
Michael Mulica	Mobile Entertainment & RealPlayer Division Revenue (weighted at 30% each)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (weighted at 20% combined)	Mobile carrier and other distribution partner goals; cost savings goals	Mobile Entertainment & RealPlayer Division Revenue (weighted at 37.5% each)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (weighted at 25% combined)	Shared Goals above
Max Pellegrini	Mobile Entertainment & RealPlayer Division Revenue (weighted at 30% each)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (weighted at 20% combined)	Product development and launch goals; monetization and commercialization goals	Mobile Entertainment & RealPlayer Division Revenue (weighted at 37.5% each)	Mobile Entertainment & RealPlayer Division Adjusted EBITDA (weighted at 25% combined)	Shared Goals above

(1)
Adjusted EBITDA is a non-GAAP financial measure used by RealNetworks management in reporting financial results and is defined by the company as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; restructuring and other charges; lease exit and related charges; and extinguishment of liability.

•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2015, which was composed of a first half plan and a second half plan. The first- and second-half strategic plans for 2015 served as the basis for company revenue and adjusted EBITDA targets and for Mobile Entertainment and RealPlayer divisional revenue and adjusted EBITDA targets under the Executive Bonus Plan. The following table shows the target and actual revenue and adjusted EBITDA goals that applied to the specified named executive officer:

Revenue Goals:	Target	2015 Actual
1H15 Company Revenue (Glaser, Thomas, Parham)	$68.3M	$66.2M
2H15 Company Revenue (Glaser, Thomas, Parham)	$60.0M	$59.8M
1H15 Mobile Entertainment Revenue (Mulica, Pellegrini)	$33.6M	$33.2M
2H15 Mobile Entertainment Revenue (Mulica, Pellegrini)	$33.8M	$32.3M
1H15 RealPlayer Division Revenue (Mulica, Pellegrini)	$15.7M	$15.5M
2H15 RealPlayer Division Revenue (Mulica, Pellegrini)	$13.2M	$13.8M
Adjusted EBITDA Goals:
1H15 Company Adj EBITDA (Glaser, Thomas, Parham)	($33.4M)	($30.1M)
2H15 Company Adj EBITDA (Glaser, Thomas, Parham)	($17.0M)	($15.2M)
1H15 Mobile Entertainment Adj EBITDA (Mulica, Pellegrini)	$1.1M	$0.7M
2H15 Mobile Entertainment Adj EBITDA (Mulica, Pellegrini)	$2.6M	$2.9M
1H15 RealPlayer Division Adj EBITDA (Mulica, Pellegrini)	($19.3M)	($17.5M)
2H15 RealPlayer Division Adj EBITDA (Mulica, Pellegrini)	($12.7M)	($13.4M)
All of the continuing named executive officers were determined to have partially achieved the strategic goals for 2015 and Mr. Glaser was determined to have achieved his two additional strategic goals. Bonus payouts to the continuing named executive officers other than CEO were commensurate and formulaic based on the achievement level. For Mr. Glaser, the Board exercised negative discretion to reduce the bonus payout to be lower than the formulaic amount.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2015 Executive Bonus Plan to earn awards greater than target for adjusted EBITDA or revenue performance unless revenue or adjusted EBITDA performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2015 Executive Bonus Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Adjusted EBITDA
Attainment	Incentive Payout(2)
>$2M below budget	No payout
$2M below, up to budget	50 - 100%
Budget to >$2M above	100% - 200%

(1)	Payout based on revenue goals was capped at 100% unless the adjusted EBITDA attainment reached 100%.

(2)	Payout based on adjusted EBITDA goals was capped at 100% unless the revenue attainment reached 100%.
The 2015 Executive Bonus Plan included a discretionary modifier to adjust the calculated payout for an individual executive officer upward or downward by up to 25%, based on such factors as shareholder value creation, revenue growth, cash flow generation, use of capital, or other considerations that the Compensation Committee deemed relevant. Notwithstanding the performance and payout targets established under the 2015 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. However, under the 2015 Executive Bonus Plan, no upward adjustments in bonus payouts were permitted with respect to certain participants, including the company’s chief financial officer or any president. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2015 Executive Bonus Plan, except in the case of death or disability.
Under the 2015 Executive Bonus Plan, the actual payouts as a percentage of target and of base salary for each of our continuing named executive officers other than our CEO was made pursuant to the formula based on goal achievement, with no discretion being applied. For Mr. Glaser, the Board exercised negative discretion, reducing the bonus payout by approving an actual payout equal to 75% of his annual cash salary rather than applying the formula, which would have resulted in a higher payout. The payment calculated for Ms. Thomas was prorated for service since she was a mid-year new hire. The dollar-equivalent payouts earned for performance under the 2015 Executive Bonus Plan were as follows:

Name and Title	Target Payout under 2015 Executive Bonus Plan (as a percentage of base salary)	Actual Payout under 2015 Executive Bonus Plan (as a percentage of base salary)	Actual Payout under 2015 Executive Bonus Plan (1)

Rob Glaser	100%	75%	$337,500

Marjorie Thomas	75%	66% (2)	$206,586

Michael Mulica	75%	68%	$273,952

Michael Parham	75%	70%	$210,282

Max Pellegrini	75%	68%	$272,127

(1)
Payouts were in the form of fully vested RSUs rather than cash, with Mr. Glaser being granted 95,338 shares, Ms. Thomas 58,357 shares, Mr. Mulica 77,387 shares, Mr. Parham 59,401 shares, and Mr. Pellegrini 76,872 shares.

(2)	Percentage is calculated based on the actual, prorated cash salary earned in 2015.
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
Signing Bonus. Pursuant to our offer letter to Ms. Thomas, dated December 23, 2014, she was paid a signing bonus of $100,000, subject to repayment in full if she voluntarily leaves her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of her start date. The Compensation Committee believed that this signing bonus was necessary to recruit Ms. Thomas to the company.
Discretionary Bonus. In connection with his departure from the company, Mr. Wan was paid $265,000 in 2015 in consideration for his efforts to ensure a smooth transition of responsibilities to Ms. Thomas. Pursuant to his offer letter with the company, Mr. Bali was paid severance in connection with his departure from the company that included the equivalent of a prorated incentive bonus of $112,500 and a transaction bonus of $87,500 related to the sale of the company's Slingo and social casino games business in August 2015.
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
In August 2012, following a review of our equity compensation program and practices in light of our overall compensation program objectives and upon the recommendation of management, the Compensation Committee determined that, going forward, awards of stock options would serve as our primary equity vehicle. The rationale for this decision was to motivate executives to focus on increasing shareholder value. In addition, having approved significant performance-based equity awards to Mr. Glaser in late 2012, to Mr. Pellegrini upon his hire in early 2013, and to Mr. Mulica in 2015, the Compensation Committee has emphasized performance-based awards in order to focus our executives on improving company performance.
2015 Option Awards. On January 22, 2015, in connection with the commencement of her employment with us, the Compensation Committee granted a time-based stock option to Ms. Thomas to acquire 200,000 shares of common stock with an exercise price equal to $6.78, the closing price of our common stock on the grant date. The option vests 25% on the one-year anniversary, subject to continued employment, then vests an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Ms. Thomas to the company.
On July 22, 2015, upon Mr. Glaser’s recommendation, the Compensation Committee granted a performance-based stock option to Mr. Mulica to acquire 75,000 shares of common stock with an exercise price equal to $5.10, the closing price of our common stock on the grant date. The option was intended to drive distribution partnerships for the company. The awards were scheduled to vest to the extent that distribution agreements with certain mobile carrier partners were consummated no later than December 31, 2015. The Compensation Committee deemed the achievement of these goals to be very challenging such that significant effort would be required for attainment. On January 26, 2016, the Compensation Committee certified that with the execution in 2015 of distribution agreements with each of Verizon Communications and KDDI Corporation the performance goals had been achieved and the option was deemed fully vested and exercisable as of such date.
Neither Mr. Parham nor Mr. Pellegrini was granted any equity awards in 2015, and no equity was granted to either of the departed executives in 2015.
See the section entitled "Chief Executive Officer Compensation" for a discussion of Mr. Glaser’s 2015 option awards. As discussed, he was granted an option valued at $150,000 in 2015 as a supplement to his cash salary, plus a long-term option that is 100% performance based and requires price appreciation of at least 50% above the grant price within three years of the grant date in order to be eligible to vest. This performance option granted in December 2015 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2015 compensation and 100% of it was performance contingent.
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. In 2015, we imputed the costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant; all of these amounts have been reported as taxable income to Mr. Glaser. For Ms. Thomas, as negotiated at the time of her hire and reflected in her offer letter, we reimbursed her $20,408 for costs relating to her relocation to Seattle. For Mr. Bali, as negotiated at the time of his hire and reflected in his offer letter, we reimbursed him $12,588 for costs relating to the relocation of his family to Seattle. These relocation benefits are subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his or her start date. There were no other special benefits or perquisites provided to any other named executive officer in 2015.
Severance Benefits. We have entered into arrangements with each of our named executive officers pursuant to which the executive may become entitled to receive severance benefits upon a qualifying termination of employment. Additionally, Mr. Glaser's arrangements provide that if his employment terminates, but Mr. Glaser remains as Chairman of the Board, then he will remain eligible to participate in our group health plans or we may provide him with an annual cash payment equivalent to our premium cost for his participation in our group health plan. The terms of the severance benefits that each named executive officer is eligible to receive were negotiated with the executive at the time of his or her hire. The Compensation Committee believes that these severance benefits are appropriate in order to provide competitive compensation and enable the company to recruit and retain talented executives.
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
In 2015, although he received no severance pay, Mr. Wan was paid an incentive transition bonus of $265,000 to remain with the company subsequent to the turnover of the CFO role to Ms. Thomas in order to ensure a smooth transition of responsibilities for this key management role. In addition, in line with his offer letter, Mr. Bali received severance equal to 15 months of his base salary, payable ratably over the 15-month term.
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”). These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of Ms. Thomas, and Messrs. Bali, Mulica and Pellegrini entered into a CIC Agreement in connection with his or her hire. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012. The Compensation Committee determined that our practices in this regard were in line with those of our peers, but that certain adjustments would be considered.
Our CIC Agreements provide for severance benefits if the employment of the executive is terminated without "cause" or such executive resigns for "good reason" (as such terms are defined in the CIC Agreement) during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control. Mr. Bali's CIC Agreement also provided for a special payment in the event of a divestiture of certain portions of the company's business prior to the fourth anniversary of such agreement; pursuant to this provision, Mr. Bali was paid a transaction bonus of $87,500 in connection with the August 2015 sale of our Slingo and social casino games business. In addition, under our equity incentive plans, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.
The severance and change in control arrangements are described in further detail in the section below entitled, "2015 Potential Payments Upon Termination of Employment of Change-in-Control."

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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2015 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2016 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Michael T. Galgon Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2015, 2014 and 2013
The table below sets forth compensation information for (i) the individuals who served as our chief executive officer and chief financial officer during 2015, (ii) our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, who served as executive officers as of December 31, 2015, and (iii) an additional individual who was one of our most highly compensated executive officers for fiscal 2015 but he no longer served as an executive officer of RealNetworks as of December 31, 2015. We refer to these seven individuals throughout this report as our “named executive officers” for 2015.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser (6)	2015	450,000	—	—	418,000	337,500	5,654	1,211,154
Founder, Chairman and Chief Executive Officer	2014	450,000	—	749,998	1,395,996	—	44,899	2,640,893
	2013	450,000	244,492	—	1,938,850	—	14,302	2,647,644

Marjorie O. Thomas (7)	2015	316,458	100,000	—	382,740	206,586	25,568	1,031,352
Senior Vice President, Chief Financial Officer and Treasurer

Michael Mulica (8)	2015	400,000	—	—	108,930	273,952	4,941	787,823
President, Worldwide Sales and Business Development	2014	225,897	300,000	—	1,189,550	—	2,733	1,718,180

Michael Parham (9)	2015	300,000	—	—	—	210,282	4,131	514,413
Senior Vice President, General Counsel and Corporate Secretary	2014	260,000	—	—	—	80,000	580	340,580
	2013	260,000	—	—	343,056	98,868	4,472	706,396

Massimiliano Pellegrini (10)	2015	400,000	—	—	—	272,127	4,605	676,732
President, Products and Marketing	2014	400,000	—	—	237,910	191,000	14,615	843,525
	2013	344,102	275,000	—	1,924,510	166,067	22,037	2,731,716

Atul Bali (11)	2015	300,000	200,000	—	—	—	116,878	616,878
Former President, Games	2014	278,974	305,000	—	981,080	—	13,249	1,578,303

Tim Wan (12)	2015	110,342	265,000	—	—	—	5,244	380,586
Former SVP, Chief Financial Officer and Treasurer	2014	285,000	—	—	—	—	2,954	287,954
	2013	285,000	—	—	571,760	125,047	4,292	986,099

(1)
The amount shown for Ms. Thomas reflects the portion of her respective annualized 2015 base salary of $325,000 that was earned from the commencement of her employment with RealNetworks, which was January 15, 2015, through the end of fiscal year 2015.

(2)
The 2015 bonus amount reported for Mr. Bali represents (i) a prorated incentive bonus of $112,500 and (ii) a transaction bonus of $87,500 related to the sale of the Company's social casino and Slingo games business in August 2015, both in accordance with the terms of his offer letter. See the section of the Compensation Discussion and Analysis entitled “2015 Compensation — Special Cash Bonus Awards.”

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.

(4)
The amounts reported represent cash incentive compensation which is based on performance in the year shown. This performance-based incentive compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2015 Compensation — Annual Performance-Based Bonuses.” The bonuses determined to be payable pursuant to the 2015 Executive Bonus Plan were paid in the form of fully vested RSUs rather than in cash, with Mr. Glaser being granted 95,338 shares, Ms. Thomas 58,357 shares, Mr. Mulica 77,387 shares, Mr. Parham 59,401 shares, and Mr. Pellegrini 76,872 shares of fully vested RSUs. The bonuses, paid in the form of fully vested RSUs, were treated as stock-based compensation pursuant to Accounting Standards Codification Topic 718, Compensation - Stock Compensation.

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $3,975 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation is comprised of $4,688 for office space and parking for Mr. Glaser’s personal assistant and $966 for life insurance premiums paid by RealNetworks for the benefit of Mr. Glaser. For Ms. Thomas, all other compensation is comprised of $20,408 for relocation costs pursuant to the terms of her offer letter as described in the Compensation Discussion and Analysis in the section entitled “2015 Compensation — Perquisites,” and also $3,859 and $1,301 for the 401(k) match and life insurance premiums, respectively, paid by RealNetworks for the benefit of Ms. Thomas. For Mr. Bali, all other compensation is comprised of $12,588 for relocation costs pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled “2015 Compensation — Perquisites,” and severance of $100,000 paid in 2015 pursuant to the terms of his offer letter (with $400,000 in severance remaining to be paid to Mr. Bali ratably throughout 2016), and also $3,975 and $315 for the 401(k) match and life insurance premiums, respectively, paid by RealNetworks for the benefit of Mr. Bali.

(6)	Mr. Glaser was named interim Chief Executive Officer in July 2012 and permanent Chief Executive Officer in July 2014.

(7)	Ms. Thomas was appointed Senior Vice President, Chief Financial Officer and Treasurer effective February 4, 2015.

(8)
Mr. Mulica commenced employment as an executive officer of RealNetworks as President, Worldwide Sales and Business Development effective June 6, 2014, and is scheduled to transition from an executive officer to a consultant to the Company effective May 1, 2016.

(9)	Mr. Parham was appointed Senior Vice President, General Counsel and Corporate Secretary in 2012.

(10)
Mr. Pellegrini commenced employment as an executive officer of RealNetworks as President, Mobile Entertainment effective February 20, 2013, and was named President, Products and Marketing effective June 2014.

(11)	Mr. Bali commenced employment as an executive officer of RealNetworks as President, Games effective April 21, 2014, and departed the company effective October 1, 2015.

(12)	Mr. Wan resigned from his position as Senior Vice President, Chief Financial Officer and Treasurer effective February 4, 2015.

2015 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2015 with respect to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards # of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—	$225,000	$450,000	$750,000
	01/22/15								45,398	$6.78	$150,000
	12/31/15				—	200,000	—			$4.25	$268,000

Marjorie Thomas	—	$111,719	$223,438	$372,397
	01/22/15								200,000	$6.78	$382,740

Michael Mulica	—	$150,000	$300,000	$500,000
	07/22/15					75,000	—			$5.10	$108,930

Michael Parham	—	$112,500	$225,000	$375,000

Max Pellegrini	—	$150,000	$300,000	$500,000

Atul Bali	—	$150,000	$300,000	$500,000

Tim Wan	—	—	—	—	—				—	—	—

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each named executive officer for 2015 performance. The actual amounts paid for 2015 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2015 Compensation — Annual Performance-Based Bonuses.” The bonuses determined to be payable pursuant to the 2015 Executive Bonus Plan were paid in the form of fully vested RSUs rather than in cash.

(2)
The amounts reported in these columns represent the threshold, target and maximum amounts of a performance-based option that was granted to each of Mr. Glaser and Mr. Mulica in 2015. Mr. Glaser's option will vest, if at all, upon the attainment of certain target total shareholder return objectives within three years of the grant date. Upon achievement of such TSR objectives, the option vests in equal monthly installments over four years from the grant date, with retroactive vesting upon achievement of the TSR objectives. Mr. Mulica's option was determined to be fully vested and earned in January 2016 by the Compensation Committee based upon the achievement of the relevant performance goals. The awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2015 Compensation — The Role of Long-Term Equity Awards — 2015 Performance-Based Option Awards.”

(3)
The numbers of securities reported in this column represent non-qualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2015" table. The exercise price of the stock options is equal to the closing price of RealNetworks’ common stock on the date of grant. If a named executive officer’s employment terminates for any reason other than death, disability, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the named executive officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate.

(4)
The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2015 pursuant to the 2005 Plan, determined in accordance with financial accounting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

Outstanding Equity Awards at December 31, 2015
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2015. The market value of the RSUs is based on the closing price of RealNetworks common stock on the NASDAQ Stock Market on December 31, 2015, which was $4.25.

		Option Awards					Stock Awards
Name(1)	Vesting Commence-ment Date(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	250,000 (4)	250,000 (4)		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	12/29/2014	—		400,000 (5)	7.21	12/29/2021
	01/22/2015	45,398 (3)	—		6.78	01/22/2022
	12/31/2015	—		200,000 (5)	4.25	12/31/2022
	—	—	—	—	—	—	96,277 (10)	409,177	—	—

Marjorie Thomas	01/22/2015	50,000 (6)	150,000 (6)		6.78	01/22/2022

Michael Mulica	06/06/2014	187,500 (6)	312,500 (6)		7.50	06/06/2021
	07/22/2015	—		75,000 (7)	5.10	07/22/2022

Michael Parham	12/17/2009	527 (8)	—		10.52	12/17/2016
	12/17/2009	950 (8)	—		10.52	12/17/2016
	12/17/2009	296 (8)	—		10.52	12/17/2016
	12/17/2009	500 (8)	—		10.52	12/17/2016
	12/17/2009	1,983 (8)	—		10.52	12/17/2016
	12/17/2009	760 (8)	—		10.52	12/17/2016
	12/17/2009	11,666 (8)	—		10.52	12/17/2016
	12/17/2009	1,916 (8)	—		10.52	12/17/2016
	12/17/2009	1,000 (8)	—		10.52	12/17/2016
	12/17/2009	1,500 (8)	—		10.52	12/17/2016
	08/16/2012	52,500 (4)	17,500 (4)		7.99	08/16/2019
	09/28/2012	22,500 (4)	7,500 (4)		8.32	09/28/2019
	07/25/2013	75,000 (4)	45,000 (4)		7.79	07/25/2020
	—	—	—	—	—	—	2,500 (11)	10,625	—	—

Max Pellegrini	02/20/2013	262,500 (6)	87,500 (6)		7.76	02/20/2020
	07/25/2013	43,750 (9)	—	306,250 (9)	7.79	07/25/2020
	06/06/2014	37,500 (4)	62,500 (4)		7.50	06/06/2021

Atul Bali	—	—	—	—	—	—	—	—	—	—

Tim Wan	—	—	—	—	—	—	—	—	—	—

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment and (b) applicable time or performance conditions as indicated in footnotes (2) through (11) below.

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

(7)
Represents performance-based option that is eligible for vesting based upon the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. On January 26, 2016, the Compensation Committee certified the achievement of those performance objectives and the option was deemed fully vested and exercisable on such date.

(8)	Options became fully vested on December 17, 2010 or June 1, 2011 in accordance with the terms of the December 17, 2009 option exchange.

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

2015 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2015. None of our named executive officers exercised any option awards during fiscal year 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	—	—
Marjorie Thomas	—	—	—	—
Michael Mulica	—	—	—	—
Michael Parham	—	—	2,500	14,088
Max Pellegrini	—	—	—	—
Atul Bali	—	—	—	—
Tim Wan	—	—	—	—

(1)	Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date.

2015 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2015, (2) the price per share of our common stock was $4.25, which was the closing market price on December 31, 2015, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	900,000	900,000	—	—	—
	Bonus	1,237,500	1,237,500	—	—	—
	Equity award vesting acceleration	409,177	409,177	—	—	—

Marjorie Thomas	Severance	325,000	797,379	—	—	—
	Bonus	206,586	—	—	206,586	206,586
	Equity award vesting acceleration	—	—	—	—	—

Michael Mulica (1)	Severance	400,000	1,010,928	—	—	—
	Bonus	273,952	—	—	273,952	273,952
	Equity award vesting acceleration	—	—	—	—	—

Michael Parham	Severance	400,000	866,532	—	—	—
	Bonus	210,282	—	—	210,282	210,282
	Equity award vesting acceleration	—	—	—	—	—

Max Pellegrini	Severance	600,000	1,308,191	—	—	—
	Bonus	272,127	—	—	272,127	272,127
	Equity award vesting acceleration	—	—	—	—	—

Atul Bali (2)	Severance	500,000	—	—	—	—
	Bonus	200,000	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Tim Wan (3)	Severance	—	—	—	—	—
	Bonus	265,000	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

(1)
As reported by the company on a Current Report on Form 8-K filed March 30, 2016, pursuant to a Transition and Release Agreement dated March 30, 2016, Mr. Mulica will transition from employment with RealNetworks to serving in a consulting capacity as a Senior Advisor to the company for a ten-month period commencing May 1, 2016. In connection with his service to the company as Senior Advisor, RealNetworks will provide Mr. Mulica a monthly cash payment of $30,000, and will allow the continued vesting of any outstanding stock options during the consulting period, an extension of the post-termination exercise period to one year following the termination of Mr. Mulica's consulting services to the company, and eligibility for continuing health insurance coverage for Mr. Mulica and his dependents during the consultancy period.

(2)
Mr. Bali's employment with RealNetworks terminated on October 1, 2015. Pursuant to the terms of his offer letter, he received severance equal to 15 months of base salary totaling $500,000 payable in equal installments over a 15-month period ($100,000 of which was paid to him in 2015), a prorated incentive bonus of $112,500 and a transaction bonus of $80,000 in connection with the sale of the company's Slingo and social casino games business.

(3)
Mr. Wan's employment with RealNetworks terminated on March 1, 2015. Although he was paid no severance in connection with his termination, in 2015 he earned and was paid an incentive transition bonus equal to $265,000 due to his continuing with the company subsequent to the February 5 handover of the CFO role in order to ensure a smooth transition of this important role.

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
Pursuant to his offer letter, Mr. Pellegrini is eligible to receive 18 months of salary and prorated bonus (in lump sum or monthly payments as determined by the company), plus an equivalent period of COBRA coverage, in the event that, prior to the three-year anniversary of his start date, his employment is terminated without cause other than in connection with a change in control event; subsequent to the three-year anniversary of his start date, however, he is eligible to receive 12 months of salary and prorated bonus, plus COBRA coverage. Pursuant to their offer letters, Ms. Thomas and Mr. Mulica are each eligible to receive 12 months of salary (in lump sum or monthly payments as determined by the company) and prorated bonus in lump sum, plus an equivalent period of COBRA coverage, in the event that her or his employment is terminated without cause other than in connection with a change in control event. For each of Messrs. Pellegrini and Mulica and Ms. Thomas, the prorated bonus severance would be in an amount equal to actual performance (but in any case not less than 37.5% of base salary in the case of Messrs, Pellegrini and Mulica and 30.0% in the case of Ms. Thomas) prorated to reflect his or her period of employment during the year in which the termination of his or her employment occurs. Pursuant to his offer letter, Mr. Bali was eligible to receive 12 months of salary (in lump sum or monthly payments as determined by the company) and prorated bonus in lump sum, plus an equivalent period of COBRA coverage, in the event that his employment was terminated without cause other than in connection with a change in control event; his prorated bonus severance would be in an amount equal to actual performance (but in any case not less than 37.5% of base salary) prorated to reflect his period of employment during the year in which the termination of his employment occurred.
Pursuant to offer letters, Messrs. Parham and Wan are each eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event.
The above severance benefits are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
In addition, each of Ms. Thomas and Messrs. Bali and Pellegrini's offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options. If Mr. Mulica's employment is terminated without cause within his first year of employment, Mr. Mulica will receive one year of accelerated vesting of his then-unvested options. If Mr. Mulica’s employment is terminated without cause within the first four years of his employment, his initial option to acquire 500,000 shares of common stock will accelerate based on the higher of (i) the 30-day average closing price of the company’s stock preceding the date of employment termination or (ii) the 30-day average closing price of the company’s stock beginning on the date of employment termination. An average closing price that is (x) at least 200% of the option’s exercise price will result in 100% accelerated vesting of the option; (y) less than 200% but at least 150% of the option’s exercise price will result in accelerated vesting of the greater of 50% of the then-unvested portion of the option or 1 year of acceleration; and (z) less than 150% of the option’s exercise price will result in 1 year of accelerated vesting. For Messrs. Parham and Wan, certain equity awards that each holds provide for partial vesting acceleration upon his termination by us for cause. Specifically, for awards granted prior to November 30, 2012, if we terminate the executive's employment for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
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
Mr. Glaser’s performance-based options that were granted to him in December 2014 and December 2015, provide that in the event of a change in control, as defined in Mr. Glaser’s severance agreement, while the performance options are outstanding but prior to the achievement of the relevant TSR Goal, if the TSR Goal otherwise would be deemed achieved as measured by substituting for the trailing 90-day average stock price, the fair market value of our common stock immediately prior to the change in control (as adjusted to reflect any dividends), then the TSR Goal will be deemed achieved as of such date. If a change in control had occurred on December 31, 2015, and the price per share of our common stock was $4.25, which was the closing market price on December 31, 2015, none of the shares subject to either of the performance-based options would have become vested.
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his or her termination of employment under certain circumstances. Specifically, in the case of Ms. Thomas or Messrs. Bali, Mulica or Pellegrini, if his or her employment is terminated without cause or he or she resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he or she is entitled to receive 150% of his or her base salary, 150% of his or her target bonus, 150% of his or her prorated target bonus for any partial bonus period,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 12 months of reimbursement of COBRA coverage (or up to 18 months of COBRA in the case of Mr. Pellegrini). In the case of Mr. Parham or Mr. Wan, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus, his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Messrs. Parham and Wan) or 18 months (for Ms. Thomas and Messrs. Bali, Mulica and Pellegrini) following employment termination. Mr. Bali’s CIC Agreement provides for a special payment in the event of a divestiture of certain portions of the company's business prior to the fourth anniversary of such agreement.
Benefits Upon Voluntary Termination, Death and Disability
Upon Voluntary Termination.    In the past, it had been our practice to pay a modest severance upon a voluntary termination if the executive provided advance notice to us of at least 90 days. This practice was intended to allow for a more orderly transition period. Mr. Wan was eligible for severance equal to three months of his base salary if he provided at least three months’ advance notice. Upon his voluntary termination in March of 2015, Mr. Wan did not receive any severance benefits; he did, however, receive an incentive transition bonus of $265,000
Upon Death or Disability.    If the employment of a named executive officer had terminated on December 31, 2015 due to death or disability, the executive or his or her beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2015 but not paid as of December 31, 2015.
If the employment of a named executive officer terminates due to his or her death, any stock options or RSUs that are unvested as of the date of his or her death will fully vest on such date and any options may be exercised by his or her estate or legal representative for a period of one year following such date, but not later than the expiration date of such stock options. If the employment of a named executive officer terminates due to disability, and any of his or her outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months. In the case of performance-based RSUs, the death or disability of a named executive officer would result in full acceleration of such award.
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
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Ms. Thomas and Messrs. Bali, Mulica and Pellegrini's offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his or her written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
For all of 2015, the Compensation Committee was composed of Ms. Roberts, Mr. Galgon, Ms. Lepore and Mr. Trempont. In 2015, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2015, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation in 2015.
Non-employee directors other than our Chairman receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2015 equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On October 21, 2015, our non-employee directors were each granted RSUs for 12,000 shares and an option to acquire 15,000 shares of our common stock having an exercise price of $3.75 per share, which RSUs and options vest as described above.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2015.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards (2) ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John E. Cunningham IV (3)	44,351	—	—	—	44,351
Michael T. Galgon (4)	60,887	45,000	15,893	—	121,780
Bruce A. Jaffe (5)	9,848	45,000	15,893	—	70,741
Dawn G. Lepore (6)	53,502	45,000	15,893	—	114,395
Janice Roberts (7)	70,532	45,000	15,893	—	131,425
Michael B. Slade (8)	—	50,000	100,000	707,332	857,332
Dominique Trempont (9)	100,241	45,000	15,893	—	161,134
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in 2015 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2015, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 50,729 for Mr. Galgon; 15,000 for Mr. Jaffe; 45,520 for Ms. Lepore; 64,270 for Ms. Roberts; 87,716 for Mr. Slade; and 64,791 for Mr. Trempont.

(2)	As of December 31, 2015, each of our non-employee directors held 12,000 shares of RealNetworks common stock underlying outstanding RSU awards.

(3)
Mr. Cunningham served as a member of the Audit Committee and Chair of the Nominating and Corporate Governance Committee from January 1 through his departure from the Board of Directors on September 2, 2015.

(4)	Mr. Galgon served as a member of the Audit Committee and the Compensation Committee for all of 2015.

(5)	Mr. Jaffe was elected to the Board of Directors and was appointed as a member of the Audit Committee on October 21, 2015.

(6)	Ms. Lepore served as a member of the Compensation Committee for all of 2015, and was appointed to serve as Chair of the Nominating and Corporate Governance Committee as of October 23, 2015.

(7)
Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee for all of 2015. She served as a member of the Audit Committee from September 4, 2015 until October 23, 2015.

(8)
In August 2012, we entered into a strategic advisory agreement with Mr. Slade. Pursuant to this agreement, as amended, Mr. Slade was paid consulting fees for 2015 equal to (a) $33,333 per month for the period from January 1 through July 31, (b) $20,000 per month for the period from August 1 through December 31, (c) a bonus of $150,000 for the first half of 2015, and (d) he received $58,333 as reimbursement for the cost of an executive assistant. Also in connection with his consulting arrangement, Mr. Slade was awarded an option valued at $100,000 and an RSU valued at $50,000 on the grant date. Both awards vest as to 50% of the underlying shares on each of the first and second anniversaries of the grant date. During the effective period of this agreement, Mr. Slade was not paid compensation for service on any committee of the Board. For a more detailed description of the strategic advisory agreement, please see the section entitled, "Item 13. Certain Relationships."

(9)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee during all of 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on February 29, 2016, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2016 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 36,741,588 shares outstanding as of March 15, 2016. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	13,837,359	37.1%
Ariel Investments, LLC (3)	5,366,745	14.6%
Lloyd I. Miller, III (4)	2,904,816	7.9%
Dimensional Fund Advisors LP (5)	2,706,730	7.4%
Michael T. Galgon (6)	69,524	*
Bruce A. Jaffe (7)	15,750	*
Dawn G. Lepore (8)	59,080	*
Janice Roberts (9)	95,334	*
Michael B. Slade (10)	76,175	*
Dominique Trempont (11)	79,163	*
Michael Mulica (12)	353,074	1.0%
Michael Parham (13)	216,483	*
Max Pellegrini (14)	389,492	1.1%
Marjorie Thomas (15)	91,433	*
Atul Bali **	0	*
Tim Wan **	0	*
All directors and executive officers as a group (11 persons)(16)	15,282,867	39.8%

*	Less than 1%.

**	Mr. Wan and Mr. Bali have departed from RealNetworks as of the table date.

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

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 513,146 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on February 12, 2016 by Ariel Investments, LLC. Ariel reported that as of December 31, 2015, it beneficially owned an aggregate of 5,366,745 shares of common stock and that its address is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G filed with the SEC on February 3, 2016 by Lloyd I. Miller, III. Mr. Miller reported that as of December 31, 2015, he beneficially owned an aggregate of 2,904,816 shares of common stock and that his address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(5)
Information is based on a Schedule 13G filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2015, it beneficially owned an aggregate of 2,706,730 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(6)	Includes 44,479 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,000 RSUs that are scheduled to vest within 60 days of the table date.

(7)	Includes 8,750 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,000 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 39,270 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,000 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 58,020 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,000 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 57,572 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(11)	Includes 58,541 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 7,000 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 300,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date. Mr. Mulica will no longer be an executive of RealNetworks as of May 1, 2016.

(13)	Includes 185,598 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(14)	Includes 343,750 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(15)	Includes 50,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(16)
Includes an aggregate of 1,657,126 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 35,000 RSUs that are scheduled to vest within 60 days of the table date.

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
In August 2012, we entered into a strategic advisory agreement with Michael Slade, a director, whereby Mr. Slade would provide consulting services relating to strategic initiatives of the company and our business units. During 2013, Mr. Slade was paid $20,000 per month for his services rendered pursuant to this agreement. Effective January 23, 2014, the scope of services provided by Mr. Slade pursuant to this agreement was expanded and the related fee was increased to $30,000 per month. Effective January 1, 2015, the arrangement was again amended to further expand the services and to provide for compensation for the 6-month period ended June 30, 2015 as follows: (i) a monthly cash fee equal to $33,333; (ii) the grant of an option to acquire RealNetworks common stock valued at $100,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iii) the award of restricted stock units valued at $50,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iv) reimbursement of the monthly equivalent of the $100,000-per-year cost of an executive assistant; and (v) a guaranteed bonus equal to $150,000. The arrangement was extended for one month, until July 31, 2015; however, although provided for under the amended agreement, there was no performance bonus for any period after the first half of 2015. From August 1, 2015 through March 2, 2016, the scope of Mr. Slade's services was reduced and the company paid him a consulting fee during that time of $20,000 per month. Mr. Slade's consulting services to the company ceased on March 2, 2016 and, accordingly, he has been paid no compensation under the strategic advisory agreement, as amended, since that date. From January 1, 2015 through March 2, 2016, Mr. Slade was paid no fees related to his service on the RealNetworks Board of Directors or any committee thereof. Beginning March 3, 2016, however, Mr. Slade will earn the standard fees for service as a director.
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
Fees Billed by KPMG LLP During 2014 and 2015
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2014 and 2015, and fees billed for other services rendered by KPMG LLP.

	2014	2015
Audit Fees (1)	$1,272,600	$1,256,000
Audit-Related Fees	0	0
Tax Fees (2)	56,293	42,143
All Other Fees	0	0

Total Fees	$1,328,893	$1,298,143

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2014 and 2015, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2014 and 2015 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to certain of our subsidiaries.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2014 and 2015, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2015.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2015.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 29, 2016.

REALNETWORKS, INC.

By:	/s/ Marjorie O. Thomas
Marjorie O. Thomas
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 29, 2016.

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