Form 10-Q
period 2016-03-31
REALNETWORKS INC
filed 2016-05-06
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 15, 2016 was 36,747,497.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$40,539	$47,315
Short-term investments	46,289	51,814
Trade accounts receivable, net of allowances	23,527	22,511
Deferred costs, current portion	452	460
Prepaid expenses and other current assets	5,563	7,140
Total current assets	116,370	129,240
Equipment, software, and leasehold improvements, at cost:
Equipment and software	61,330	66,702
Leasehold improvements	3,190	3,122
Total equipment, software, and leasehold improvements, at cost	64,520	69,824
Less accumulated depreciation and amortization	56,983	61,024
Net equipment, software, and leasehold improvements	7,537	8,800
Restricted cash equivalents and investments	3,100	2,890
Available for sale securities	1,910	1,721
Other assets	2,273	2,307
Deferred costs, non-current portion	660	212
Deferred tax assets, net	996	957
Other intangible assets, net	1,753	2,136
Goodwill	13,099	13,080
Total assets	$147,698	$161,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,368	$17,050
Accrued and other current liabilities	17,110	17,320
Deferred revenue, current portion	3,537	3,497
Total current liabilities	36,015	37,867
Deferred revenue, non-current portion	583	105
Deferred rent	579	620
Deferred tax liabilities, net	90	88
Other long-term liabilities	1,668	1,980
Total liabilities	38,935	40,660
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,747 shares in 2016 and 36,298 shares in 2015	36	36
Additional paid-in capital	629,716	627,316
Accumulated other comprehensive loss	(58,629)	(59,480)
Retained deficit	(462,360)	(447,189)
Total shareholders’ equity	108,763	120,683
Total liabilities and shareholders’ equity	$147,698	$161,343
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended March 31,
	2016	2015
Net revenue (A)	$28,230	$30,597
Cost of revenue (B)	15,172	16,547
Gross profit	13,058	14,050
Operating expenses:
Research and development	9,319	12,379
Sales and marketing	9,225	12,837
General and administrative	8,077	7,283
Restructuring and other charges	385	485
Lease exit and related charges	831	78
Total operating expenses	27,837	33,062
Operating income (loss)	(14,779)	(19,012)
Other income (expenses):
Interest income, net	117	200
Gain (loss) on investments, net	3	299
Equity in net loss of Rhapsody investment	—	(6,180)
Other income (expense), net	(287)	443
Total other income (expenses), net	(167)	(5,238)
Income (loss) before income taxes	(14,946)	(24,250)
Income tax expense (benefit)	225	219
Net income (loss)	$(15,171)	$(24,469)

Basic net income (loss) per share	$(0.42)	$(0.68)
Diluted net income (loss) per share	$(0.42)	$(0.68)
Shares used to compute basic net income (loss) per share	36,520	36,104
Shares used to compute diluted net income (loss) per share	36,520	36,104

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$151	$(94)
Foreign currency translation adjustments, net of reclassification adjustments	700	(2,585)
Total other comprehensive income (loss)	851	(2,679)
Net income (loss)	(15,171)	(24,469)
Comprehensive income (loss)	$(14,320)	$(27,148)

(A) Components of net revenue:
License fees	$5,777	$7,289
Service revenue	22,453	23,308
	$28,230	$30,597
(B) Components of cost of revenue:
License fees	$1,304	$1,743
Service revenue	13,868	14,804
	$15,172	$16,547
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(15,171)	$(24,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,598	2,503
Stock-based compensation	3,171	1,329
Equity in net loss of Rhapsody	—	6,180
Deferred income taxes, net	(128)	(77)
Loss (gain) on investments, net	(3)	(299)
Fair value of warrants granted in 2015, net of subsequent mark to market adjustments in 2016 and 2015	44	(1,155)
Trade accounts receivable	(487)	(654)
Prepaid expenses and other assets	1,322	621
Accounts payable	(2,106)	(62)
Accrued and other liabilities	(451)	(4,011)
Net cash provided by (used in) operating activities	(11,211)	(20,094)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(828)	(306)
Proceeds from sale of available for sale securities	—	352
Purchases of short-term investments	(17,876)	(6,018)
Proceeds from sales and maturities of short-term investments	23,401	33,077
Decrease (increase) in restricted cash equivalents and investments, net	(210)	—
Advance to Rhapsody	—	(5,000)
Net cash provided by (used in) investing activities	4,487	22,105
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	16	6
Tax payments from shares withheld upon vesting of restricted stock	(787)	(7)
Net cash provided by (used in) financing activities	(771)	(1)
Effect of exchange rate changes on cash and cash equivalents	719	(2,269)
Net increase (decrease) in cash and cash equivalents	(6,776)	(259)
Cash and cash equivalents, beginning of period	47,315	103,253
Cash and cash equivalents, end of period	$40,539	$102,994

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$389	$229
Cash paid for income taxes	$624	$229
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$44	$49
Acquisition of intangible assets	$—	$473
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2016 and 2015

Note 1	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue.
In this Quarterly Report on Form 10-Q (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”. "RealPlayer®" and other trademarks of ours appearing in this report are our property.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the 10-K).
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

Reportable Segments. In the first quarter of 2016, we reorganized the management of our businesses and as a result, we changed our reportable segments. See Note 18, Segment Information, for details. The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation.

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
In March 2016, the FASB issued new guidance that is intended to simplify several aspects of the accounting for stock-based compensation, including the treatment of forfeitures, income taxes and statutory tax withholding requirements. The new guidance will be effective for us on January 1, 2017, including interim periods within 2017; with early adoption permitted beginning January 1, 2016. We will be evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements to be implemented that are of significance or potential significance to RealNetworks.

Note 3	Acquisitions & Disposals

2015 Sale of Slingo and social casino business. On July 24, 2015, we entered into an agreement to sell the Slingo and social casino portion of our games business to Gaming Realms plc for $18.0 million. Of this amount, $10.0 million of the total consideration was paid in cash at closing on August 10, 2015 and the remaining $8.0 million will be payable either all in cash or a mix of cash and Gaming Realms plc stock, at our election, on the first and second anniversaries of the closing.

With the transaction, Gaming Realms plc assumed the operations of our Slingo and social casino businesses, including substantially all of the related assets and liabilities, as well as the stock of Backstage Technologies Incorporated. Based on several factors, including the timing of the receipt of the remaining $8.0 million consideration, we deferred the remaining gain of $8.0 million and will recognize that gain upon realization.

Note 4	Stock-Based Compensation
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended March 31,
	2016	2015
Total stock-based compensation expense	$3,171	$1,329
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended March 31,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.54%	1.20%
Expected life (years)	5.5	4.2
Volatility	38%	37%

The total stock-based compensation amounts for 2016 and 2015 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the period ended March 31, 2016 was stock compensation expense related to our 2015 incentive bonuses paid in fully vested restricted stock units which were authorized and granted in the first quarter of 2016.

As of March 31, 2016, $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 5	Rhapsody Joint Venture
As of March 31, 2016 we owned approximately 42% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $0.0 million and $6.2 million for the quarters ended March 31, 2016 and 2015, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of March 31, 2016, the carrying value of our Rhapsody equity investment is zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended March 31,
	2016	2015
Net revenue	$52,507	$46,324
Gross profit	7,243	8,090
Net loss	(5,148)	(8,924)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2016				March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$24,701	$—	$—	$24,701	$24,701
Money market funds	6,612	—	—	6,612	6,612
Corporate notes and bonds	—	9,226	—	9,226	9,226
Total cash and cash equivalents	31,313	9,226	—	40,539	40,539
Short-term investments:
Corporate notes and bonds	—	46,289	—	46,289	46,285
Total short-term investments	—	46,289	—	46,289	46,285
Restricted cash equivalents and investments	—	3,100	—	3,100	3,100
Equity investment in publicly traded securities	1,910	—	—	1,910	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,009	1,009	—
Total	$33,223	$58,615	$1,009	$92,847	$90,286

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2015				December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$23,152	$—	$—	$23,152	$23,152
Money market funds	5,061	—	—	5,061	5,061
Corporate notes and bonds	—	19,102	—	19,102	19,102
Total cash and cash equivalents	28,213	19,102	—	47,315	47,315
Short-term investments:
Corporate notes and bonds	—	51,814	—	51,814	51,862
Total short-term investments	—	51,814	—	51,814	51,862
Restricted cash equivalents and investments	—	2,890	—	2,890	2,890
Equity investment in publicly traded securities	1,721	—	—	1,721	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,053	1,053	—
Total	$29,934	$73,806	$1,053	$104,793	$102,429

Restricted cash equivalents and investments as of March 31, 2016 and December 31, 2015 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2016 and 2015 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2016 and December 31, 2015 were also not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2016 (in thousands):

Estimated Fair Value
Within one year	$42,584
Between one year and five years	3,705
Total short-term investments	$46,289
Our equity investment in a publicly traded company as of March 31, 2016 and December 31, 2015 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. In March 2015, we sold a portion of the J-Stream shares we held, resulting in cash proceeds of $0.4 million and a pre-tax gain of $0.3 million.
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the three months ended March 31, 2016, the decrease in the fair value of the warrants from December 31, 2015 was insignificant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2016 and 2015, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 12, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2015	$765	$158
Addition (reduction) to allowance	(20)	20
Amounts written off	(3)	(3)
Foreign currency translation	39	—
Balances, March 31, 2016	$781	$175
One customer accounted for 54% and one other customer accounted for 15% of trade accounts receivable as of March 31, 2016. At December 31, 2015, one customer accounted for 52% and one other customer accounted for 12% of trade accounts receivable.

One customer accounted for 30% or $8.4 million of consolidated revenue during the quarter ended March 31, 2016, which is reflected in our Mobile Services segment. One customer accounted for 12% of consolidated revenue, or $3.5 million, during the quarter ended March 31, 2016, also reflected in our Mobile Services segment.
One customer accounted for 17% of consolidated revenue, or $5.3 million, during the quarter ended March 31, 2015 and is reflected in our Mobile Services segment.

Note 8	Other Intangible Assets
Other intangible assets (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,918	$30,073	$845	$30,182	$29,236	$946
Developed technology	24,403	23,751	652	24,047	23,244	803
Patents, trademarks and tradenames	3,822	3,566	256	3,717	3,398	319
Service contracts	5,382	5,382	—	5,269	5,201	68
Total	$64,525	$62,772	$1,753	$63,215	$61,079	$2,136

No impairments of other intangible assets were recognized in either of the three months ended March 31, 2016 or 2015.

Note 9	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2015	$13,080
Effects of foreign currency translation	19
Balance, March 31, 2016	$13,099

Goodwill by segment (in thousands):

March 31, 2016
Consumer Media	$580
Mobile Services	2,221
Games	10,298
Total goodwill	$13,099

No impairment of goodwill was recognized in either of the three months ended March 31, 2016 or in 2015.

Note 10	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2016	December 31, 2015
Royalties and other fulfillment costs	$2,592	$3,094
Employee compensation, commissions and benefits	5,955	5,958
Sales, VAT and other taxes payable	3,006	2,976
Other	5,557	5,292
Total accrued and other current liabilities	$17,110	$17,320

Note 11	Restructuring Charges
Restructuring and other charges in 2016 and 2015 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.

Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2016	$385
Costs incurred and charged to expense for the three months ended March 31, 2015	$485

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2015	$1,404
Costs incurred and charged to expense for the three months ended March 31, 2016	385
Cash payments	(820)
Accrued liability at March 31, 2016	$969

Note 12	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the quarter ended March 31, 2016, we identified a subtenant and recorded an additional $0.8 million of losses due to a change in estimate for sublease income relating to the approximate 43% reduction of office space at our corporate headquarters in Seattle, Washington in the third quarter of 2015. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Accrued loss at December 31, 2015	$2,595
Additions and adjustments to the lease loss accrual, including estimated sublease income	831
Less amounts paid, net of sublease amounts	(514)
Accrued loss at March 31, 2016	2,912
Less current portion (included in Accrued and other current liabilities)	(1,454)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,458

Note 13	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended March 31,
	2016	2015
Investments
Accumulated other comprehensive income (loss), beginning of period	$1,297	$2,252
Unrealized gains (losses), net of tax effects of $90 and $116 in 2016 and 2015	151	205
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0 and $(1) in 2016 and 2015	—	(299)
Net current period other comprehensive income (loss)	151	(94)
Accumulated other comprehensive income (loss) balance, end of period	$1,448	$2,158
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(60,777)	$(57,504)
Translation adjustments	700	(2,585)
Net current period other comprehensive income (loss)	700	(2,585)
Accumulated other comprehensive income (loss) balance, end of period	$(60,077)	$(60,089)
Total accumulated other comprehensive income (loss), end of period	$(58,629)	$(57,931)

Note 14	Income Taxes
As of March 31, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended March 31,
	2016	2015
Net income (loss)	$(15,171)	$(24,469)
Weighted average common shares outstanding used to compute basic EPS	36,520	36,104
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,520	36,104

Basic EPS	$(0.42)	$(0.68)
Diluted EPS	$(0.42)	$(0.68)
During the quarter ended March 31, 2016 and March 31, 2015, 5.3 million and 6.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

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
In the first quarter of 2016, we reorganized the management of our businesses and as a result, we now report three segments: (1) Consumer Media, which includes our PC-based RealPlayer products, including RealPlayer Plus and related products and intellectual property licensing; (2) Mobile Services, which includes our SaaS services, our LISTEN® product, and our Mobile RealTimes® product that is primarily sold through mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of games licenses, online games subscription services, advertising on games sites and social network sites, microtransactions from online and social games, and sales of mobile games.
We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment were restructuring charges, lease exit and related charges, as well as stock compensation charges. Concurrent with the segment change described above, we also changed our corporate expense allocation methodology to increase accountability, resulting in an increase in costs allocated to the Consumer Media and Mobile Services businesses.
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how our Chief Operating Decision Maker (CODM) reviews results. The CODM reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 10-K.
The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation. Segment results for the quarters ended March 31, 2016 and 2015 (in thousands):
Consumer Media

	Quarters Ended March 31,
	2016	2015
Revenue	$5,726	$7,989
Cost of revenue	2,417	3,464
Gross profit	3,309	4,525
Operating expenses	5,376	6,594
Operating income (loss)	$(2,067)	$(2,069)

Mobile Services

	Quarters Ended March 31,
	2016	2015
Revenue	$16,465	$14,504
Cost of revenue	10,917	10,308
Gross profit	5,548	4,196
Operating expenses	9,794	11,961
Operating income (loss)	$(4,246)	$(7,765)

Games

	Quarters Ended March 31,
	2016	2015
Revenue	$6,039	$8,104
Cost of revenue	1,845	2,794
Gross profit	4,194	5,310
Operating expenses	5,295	8,683
Operating income (loss)	$(1,101)	$(3,373)

Corporate

	Quarters Ended March 31,
	2016	2015
Cost of revenue	$(7)	$(19)
Operating expenses	7,372	5,824
Operating income (loss)	$(7,365)	$(5,805)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended March 31,
	2016	2015
United States	$10,383	$12,349
Europe	3,384	4,163
Republic of Korea	9,233	6,324
Rest of the World	5,230	7,761
Total net revenue	$28,230	$30,597

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	March 31, 2016	December 31, 2015
United States	$15,012	$16,821
Europe	4,544	4,898
Republic of Korea	268	282
Rest of the World	2,565	2,015
Total long-lived assets	$22,389	$24,016

Note 19	Related Party Transactions
 See Note 5, Rhapsody Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this report that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:

•	the expected benefits and other consequences of our growth plans, strategic initiatives, and restructurings;

•	our expected introduction, distribution and monetization, of new and enhanced products, services and technologies across our businesses;

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
Overview
RealNetworks creates innovative applications and services that make it easy to connect with and enjoy digital media. Following a reorganization that took effect in 2016, we manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. The historical financial information presented within this report has been recast to reflect this new segmentation. See Note 18 Segment Information, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Within our Consumer Media segment, revenue is derived from the sales of our PC-based RealPlayer® products, including RealPlayer Plus and related products and from the licensing of our intellectual property, primarily our codec technology, including our recently introduced RealMedia High Definition, or RMHD, technology. Distribution of these products and services are delivered directly to consumers and through partners, such as OEM and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of our SaaS services, which include ringback tones, music on demand, intercarrier messaging and our LISTEN platform. This business also includes revenue related to Mobile RealTimes®, our recently introduced photo and video sharing application, that is primarily sold through mobile carriers and related partners.
Our Games business, through the GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, sales of mobile games and advertising on games sites and social networks.

We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment are restructuring charges, lease exit and related charges, as well as stock compensation expense. Concurrent with the segment change described above, we also changed our expense allocation methodology to increase accountability, resulting in an increase in corporate costs allocated to the Consumer Media and Mobile Services businesses. The historical financial information presented below has been recast to reflect the new corporate expense allocation.

As of March 31, 2016, we had $86.8 million in unrestricted cash, cash equivalents and short-term investments, compared to $99.1 million as of December 31, 2015. The 2016 decrease of cash, cash equivalents, and short-term investments since December 31, 2015 was due primarily to cash used in operating activities during the quarter of $11.2 million.
For the quarter ended March 31, 2016, our consolidated revenue declined by $2.4 million compared to the same period in 2015. While revenue increased by $2.0 million in our Mobile Services business, revenue declined by $2.3 million and $2.1 million, respectively, in our Consumer Media and Games segments, as described more fully below.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Total revenue	$28,230	$30,597	$(2,367)	(8)%
Cost of revenue	15,172	16,547	(1,375)	(8)%
Gross profit	13,058	14,050	(992)	(7)%
Gross margin	46%	46%
Operating expenses	27,837	33,062	(5,225)	(16)%
Operating income (loss)	$(14,779)	$(19,012)	$4,233	22%
In the first quarter of 2016, our total consolidated revenue declined by $2.4 million, compared with the year-earlier period. The reduction in revenue resulted from declines of $2.3 million in Consumer Media, due primarily to lower IP licensing revenue, and $2.1 million in Games, due primarily to the sale of the Slingo and social casino games business in the third quarter of 2015. Revenue from Mobile Services increased $2.0 million mainly due to higher music on demand sales in Korea. Although revenue decreased overall, gross margin remained consistent at 46% during the quarter ended March 31, 2016 as described in more detail in Segment Operating Results below. Operating expenses decreased by $5.2 million in the quarter ended March 31, 2016 compared with the prior year primarily due to savings of $4.8 million realized from the sale of the Slingo and the social casino games business. Other factors contributing to the decrease in operating expenses were significant reductions in salaries and related personnel costs and professional service fees. These reductions were offset in part by the benefit recognized in the first quarter of 2015 relating to the warrants received from Rhapsody, higher restructuring costs, and higher stock compensation expense resulting from the first quarter 2016 authorization and grant of fully vested equity awards as payment for 2015 incentive bonuses.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Revenue	$5,726	$7,989	$(2,263)	(28)%
Cost of revenue	2,417	3,464	(1,047)	(30)%
Gross profit	3,309	4,525	(1,216)	(27)%
Gross margin	58%	57%
Operating expenses	5,376	6,594	(1,218)	(18)%
Operating income (loss)	$(2,067)	$(2,069)	$2	—%

Total Consumer Media revenue for the quarter ended March 31, 2016 declined $2.3 million when compared with the year-earlier period. IP licensing revenue declined by $1.7 million due primarily to the timing of contracts and contract renewals. Continuing declines in our legacy subscription products of $0.4 million coupled with a decrease of $0.3 million in our third party distribution revenue made up the remaining decline in Consumer Media revenue.
Cost of revenue decreased by $1.0 million during the quarter ended March 31, 2016, compared with the year-earlier period, in line with the overall decrease in revenue, resulting in a slight increase in gross margin during the period. The decrease in cost of revenue was primarily due to lower bandwidth costs.
Operating expenses decreased by $1.2 million in the quarter ended March 31, 2016, compared with the year-earlier period. The decrease was primarily due to reductions in salaries and related personnel costs of $1.4 million, marketing costs of $0.4 million, and professional services costs of $0.5 million. These declines were offset, in part, by a $0.7 million acceleration of depreciation expense related to the obsolescence of e-commerce assets as we moved this platform to a third party cloud service.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Revenue	$16,465	$14,504	$1,961	14%
Cost of revenue	10,917	10,308	609	6%
Gross profit	5,548	4,196	1,352	32%
Gross margin	34%	29%
Operating expenses	9,794	11,961	(2,167)	(18)%
Operating income (loss)	$(4,246)	$(7,765)	$3,519	45%
Total Mobile Services revenue increased by $2.0 million in the quarter ended March 31, 2016, compared with the year-earlier period. This increase was driven by an increase of $3.1 million in our music on demand business in Korea and, to a lesser degree, from our RealTimes mobile services which we began to distribute through mobile carriers during the last quarter of 2015. These increases were offset by decreases in revenue from professional services provided to our mobile carriers, from our ringback tones and from our Helix product. In 2014, we ceased investing in our Helix product and we no longer sell it.
Cost of revenue increased by $0.6 million in the quarter ended March 31, 2016 compared with the year-earlier period, primarily from costs related to our music on demand service resulting from higher related revenue which was offset by savings from our other SaaS service offerings, such as professional services and ringback tones.
Gross margin increased from 29% to 34% in the quarter ended March 31, 2016, due to system implementation revenue from our carrier partners relating to our RealTimes product.
Operating expenses decreased by $2.2 million for the quarter ended March 31, 2016, compared with the year-earlier period, primarily due to reductions in salaries and related personnel costs of $1.5 million. Additionally, our marketing spend decreased by $0.6 million for the three months ended March 31, 2016.

Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Revenue	$6,039	$8,104	$(2,065)	(25)%
Cost of revenue	1,845	2,794	(949)	(34)%
Gross profit	4,194	5,310	(1,116)	(21)%
Gross margin	69%	66%
Operating expenses	5,295	8,683	(3,388)	(39)%
Operating income (loss)	$(1,101)	$(3,373)	$2,272	67%
Total Games revenue decreased by $2.1 million in the quarter ended March 31, 2016, compared with the year-earlier period primarily due to the sale of our Slingo and social casino games business in the third quarter of 2015. Revenue from this business was $1.8 million in the first quarter of 2015. In addition, we saw lower revenue in 2016 from subscription products of $0.5 million.
Cost of revenue decreased by $0.9 million in the three months ended March 31, 2016, compared with the year-earlier period. The decrease was primarily related to the sale of our Slingo and social casino games business.
Gross margin improved from 66% to 69% as a result of the sale of the Slingo and social casino games business, which had lower margins than our existing products.
Operating expenses declined by $3.4 million in the quarter ended March 31, 2016, compared with the year-earlier period primarily due to $4.8 million of operating expenses in the first quarter of 2015 from our Slingo and social casino games business, offset by increases in salaries and related personnel costs and marketing expenses.
Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Cost of revenue	$(7)	$(19)	$12	63%
Operating expenses	7,372	5,824	1,548	27%
Operating income (loss)	$(7,365)	$(5,805)	$(1,560)	(27)%
Operating expenses increased by $1.5 million in the quarter ended March 31, 2016 compared with the year-earlier period. The increase was primarily due to an increase in stock compensation expense as we authorized and granted fully vested equity awards for our 2015 incentive bonuses in the first quarter of 2016, as well as the benefit recognized relating to the warrants received from Rhapsody in the first quarter of 2015 and higher restructuring costs in the current quarter. These increases were offset in part by decreases in salary and benefit costs and professional service fees as well as increased allocations of costs from our Corporate segment to our Consumer Media and Mobile Services businesses, as discussed above.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring charges and lease exit costs. Operating expenses were as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Research and development	$9,319	$12,379	$(3,060)	(25)%
Sales and marketing	9,225	12,837	(3,612)	(28)%
General and administrative	8,077	7,283	794	11%
Restructuring and other charges	385	485	(100)	(21)%
Lease exit and related charges	831	78	753	NM
Total consolidated operating expenses	$27,837	$33,062	$(5,225)	(16)%
Research and development expenses decreased by $3.1 million in the quarter ended March 31, 2016, compared with the year-earlier period. The decrease was primarily due to $2.2 million reduction from the sale of our Slingo and social casino games business and $1.4 million from a reduction in salaries and benefits costs and professional service fees. These decreases were partially offset by $0.7 million of depreciation expense related to the obsolescence of e-commerce assets as we moved this platform to a third-party cloud service.
Sales and marketing expenses decreased by $3.6 million in the quarter ended March 31, 2016 compared with the year-earlier period. The decrease was primarily due to $2.0 million of reduction from the sale of our Slingo and social casino games business as well as $2.2 million of decreases in salaries and benefits costs, professional service fees and marketing expenses. These decreases were offset in part by an increase in stock compensation expenses for the fully vested equity awards authorized and granted for our 2015 incentive bonuses in the first quarter of 2016.
General and administrative expenses increased by $0.8 million in the quarter ended March 31, 2016, compared with the year-earlier period. The increase was primarily due to $1.2 million of a benefit recognized in the first quarter of 2015 relating to the warrants received from Rhapsody and an increase in stock compensation expenses for the fully vested equity awards authorized and granted for our 2015 incentive bonuses in the first quarter of 2016. These increases were offset in part by $0.5 million of a reduction from the sale of our Slingo and social casino games business in 2015 and reductions in salaries and benefits costs and professional service fees.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. Restructuring expense is primarily related to severance costs due to workforce reductions. Lease exit costs for the quarter ended March 31, 2016 increased by $0.8 million over the prior year period primarily based on updated estimates of future lease costs from our vacated office space in our Seattle headquarters. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
Interest income, net	$117	$200	$(83)	(42)%
Gain (loss) on investments, net	3	299	(296)	NM
Equity in net loss of Rhapsody	—	(6,180)	6,180	100%
Other income (expense), net	(287)	443	(730)	(165)%
Total other income (expense), net	$(167)	$(5,238)	$5,071	97%

Gain (loss) on investments, net, for the quarter ended March 31, 2016 declined from the prior year period as there were no sales of available for sale securities in the current period whereas we recognized a gain of $0.3 million from sales in the prior year period.

We account for our investment in Rhapsody under the equity method of accounting, as described in Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Other income (expense), net, reflected an expense of $(0.3) million compared with income of $0.4 million in the prior year period. This change was due primarily due to a change in foreign currency gain (loss) due to a change in exchange rates.
Income Taxes
During the quarters ended March 31, 2016 and 2015, we recognized an income tax expense of $0.2 million and $0.2 million, respectively, related to U.S. and foreign income taxes. Besides changes in our jurisdictional income, the income tax expense recorded for the quarters ended March 31, 2016 and 2015 has remained consistent.
As of March 31, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2016. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2016, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2016 is minimal.
As of March 31, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended March 31,
	2016	2015	$ Change	% Change
United States	$10,383	$12,349	$(1,966)	(16)%
Europe	3,384	4,163	(779)	(19)%
Republic of Korea	9,233	6,324	2,909	46%
Rest of world	5,230	7,761	(2,531)	(33)%
Total net revenue	$28,230	$30,597	$(2,367)	(8)%
Revenue in the United States declined by $2.0 million in the quarter ended March 31, 2016 compared with the year-earlier period. The decline was primarily due to the sale of our Slingo and social casino business in the third quarter of 2015. Revenue from this business was $1.8 million in the first quarter of 2015. In addition, we saw decreases of $0.5 million and $0.4 million from our license and subscriptions revenue in our Consumer Media business offset by an increase of $0.4 million from revenue in our Mobile Services business.
Revenue in Europe declined by $0.8 million in the quarter ended March 31, 2016 compared with the year-earlier period. The decrease was due to a decline in our Games revenue of $0.5 million and a decline in our Mobile Services business of $0.3 million.

Revenue in Korea increased by $2.9 million in the quarter ended March 31, 2016 compared with the year-earlier period. The increase, which was in our Mobile Services business, was due primarily to a $3.1 million increase in music on demand revenue.
Revenue in the rest of world decreased by $2.5 million in the quarter ended March 31, 2016 compared with the year-earlier period. The decrease was primarily due to a decline in our Consumer Media business of $1.3 million as well as lower Mobile Services revenue of $1.1 million.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2016	December 31, 2015
Working capital	$80,355	$91,373
Cash, cash equivalents, and short-term investments	86,828	99,129
Restricted cash equivalents and investments	3,100	2,890

The 2016 decrease of cash, cash equivalents, and short-term investments from December 31, 2015 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $11.2 million in the first three months of 2016.

The following summarizes cash flow activity (in thousands):

	Three months ended March 31,
	2016	2015
Cash provided by (used in) operating activities	$(11,211)	$(20,094)
Cash provided by (used in) investing activities	4,487	22,105
Cash provided by (used in) financing activities	(771)	(1)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $8.9 million lower in the three months ended March 31, 2016 as compared to the same period in 2015. Cash used in operations was less due in part to a lower operating loss in 2016 than the same quarter in the prior year.
For the three months ended March 31, 2016, cash provided by investing activities of $4.5 million was due primarily to sales and maturities, net of purchases, of short-term investments, which totaled $5.5 million. This was partially offset by purchases of equipment, software and leasehold improvements of $0.8 million.
For the three months ended March 31, 2015, cash provided by investing activities of $22.1 million was primarily due to sales and maturities, net of purchases, of short-term investments of $27.1 million partially offset by purchases of equipment, software and leasehold improvements of $0.3 million as well as a $5.0 million advance made to Rhapsody in the first quarter of 2015.
Cash used in financing activities for the three months ended March 31, 2016 was $0.8 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock during the quarter.

While we currently have no planned significant capital expenditures for the remainder of 2016 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
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
As of March 31, 2016, approximately $16.7 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Valuation of equity method investments;

•	Valuation of definite-lived assets;

•	Valuation of goodwill ;

•	Stock-based compensation; and

•	Accounting for income taxes.
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
In our direct to consumer operations, we derive revenue primarily through (1) subscriptions sold by our Games segment and subscriptions of SuperPass within our Consumer Media segment, (2) sales of content downloads, software and licenses offered by our Consumer Media, Mobile Services, and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
We also generate revenue through business-to-business channels by providing services within our Mobile Services segment enabling mobile carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services. Revenue generated from services provided to mobile carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.
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
The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future undiscounted cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, and definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
As of March 31, 2016, $16.7 million of the $86.8 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2016. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2016, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of March 31, 2016, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2016 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning in mid-2012, we developed a major new growth plan that continues to evolve. We have also embarked upon strategic initiatives intended to simplify and accelerate our operations, and restructuring efforts intended to streamline costs and bring more focus to our businesses. The simultaneous execution of all of these measures is ambitious and we have not attempted to pursue this level of transition in our history. We can provide no assurance that we will be successful in implementing our growth plans, strategic initiatives, and restructuring efforts, either in a timely manner or at all, and our failure to do so would have a material adverse impact on our business and financial results. Moreover, the implementation of our growth plans, strategic initiatives and restructuring efforts has required significant cash outlays, and we cannot guarantee that these expenditures will have the desired return or that our cash reserves will be sufficient for a successful transition.

We need to successfully monetize our products and services in order to sustain and grow our businesses.
In order to sustain our current level of business and to implement our growth plans, we must successfully monetize our products and services. The process of developing and distributing products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and a limited number of dominant distribution partners. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we have launched, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments. Moreover, if we are unsuccessful in securing distribution channels with new partners, including mobile carriers, strengthening channels with existing partners, and monetizing our products and services, our revenue will continue to decline and our business may suffer.
Over the past three years, we have invested heavily in the development of new products and enhanced features for such products, and we expect to continue to invest both in further development and in sales and marketing efforts aimed at monetizing certain of these products and services. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will continue to be materially negatively impacted.
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
Our legacy products and services have historically been distributed through desktop computers and feature phones. Consumer behavior and tastes continue to change and the market for such products and services has been moving to smartphones and tablets. Although we have developed products and services for these emerging platforms there is no guarantee that we will be successful. In addition, as new operating systems are introduced or updated for these platforms, we are likely to continue to face difficulties reaching our traditional customer base and other unknown distribution challenges.

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
The market for our Mobile Services business, including our ringback tones and music on demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our mobile partners to make them available to subscribers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. We expect this pricing pressure to continue to materially harm our operating results and financial condition.
Our RealTimes product faces strong competition from other cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video and photo sharing services. In addition, as we continue to develop this product and expand its reach, we have seen and expect to continue to see growing competition from companies offering innovative features for engaging with users' video content, some of which are offered for free. To be competitive and to create an appealing value proposition for distribution partners, our RealTimes product must provide sufficiently engaging and compelling features for users' digital content. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained broad market penetration. If we are unable to compete successfully, most notably through the development, marketing, distribution and monetization of RealTimes, our RealPlayer business could continue to decline.

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

Contracts with mobile customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.
We derive a material portion of our revenue from the SaaS offerings we provide to mobile carriers, and we have begun to leverage our carrier relationships for the distribution of our photo and video sharing solution. Many of our contracts with carriers provide for revenue sharing arrangements, but we have limited control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. We may be required to record impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.
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

A majority of the revenue that we generate in our Mobile Services segment is dependent upon our relationships with a few customers, and any deterioration of these relationships could materially harm our revenue.
We generate a significant portion of our revenue from sales within our Mobile Services business to a few of our mobile customers and their affiliates. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers. If these customers fail to market or distribute our services or terminate or fail to renew their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and financial results.

We may not be successful in maintaining and growing our distribution of digital media products.
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels has historically been important to our business, including growth through the introduction of new products and services distributed through these channels. Consumers are not downloading and using our digital media products consistent with past usage, so our ability to generate revenue from those products has been, and we expect will be continue to be, reduced, leading to lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also continue to hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore harm our business and our prospects. Our revenue from the distribution of third-party products will also continue to be negatively impacted if those products are not more widely downloaded by consumers, including due to the relative market saturation of such products. Most of our revenue from the distribution of third-party products was historically derived from a single customer. The previous relationship ended during the third quarter of 2014, and we entered into an agreement with a different distribution partner. Our distribution revenue has been, and may continue to be, materially negatively impacted by these factors.

Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility. Our recent stock price history shows a downward trend, with a closing price of $4.57 on April 27, 2016, and a range from $3.22 to $7.07 per share during the 52-week period ended March 31, 2016. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of March 31, 2016 was $22.4 million.

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
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business or financial condition, we could incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
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
The U.S. is considering corporate tax reform that may significantly change the corporate tax rate and U.S. international tax rules. Additionally, longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are evolving. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

Our Chairman of the Board and Chief Executive Officer beneficially owns approximately 37% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.

Robert Glaser, our Chairman of the Board and Chief Executive Officer, beneficially owns approximately 37% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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
Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of a strategic transactions committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent. RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks. These rights and his role as Chairman of the Board of Directors, together with Mr. Glaser’s significant beneficial ownership, create unique potential for concentrated influence of Mr. Glaser over potentially material transactions involving RealNetworks and decisions regarding the future strategy and leadership of RealNetworks.
We have adopted a shareholder rights plan, which was amended and restated in December 2008, and amended in April 2016, which provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.
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

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 6, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

4.1 *	Amendment to Amended and Restated Shareholder Rights Plan, dated as of April 15, 2016, between RealNetworks, Inc. and Computershare Inc. (as successor to Mellon Investor Services LLC), as rights agent

10.1 *	Shareholder Rights Plan Exception Agreement, dated as of April 15, 2016, between RealNetworks, Inc. and Ariel Investments, LLC

10.2	Transition and Release Agreement dated March 30, 2016 between RealNetworks, Inc. and Michael Mulica

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

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Marjorie Thomas, Senior Vice President, Chief Financial Officer and Treasurer
of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the same-numbered exhibit to the RealNetworks' Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2016.