Form 10-Q
period 2016-06-30
REALNETWORKS INC
filed 2016-08-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2016 was 36,799,536.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$36,133	$47,315
Short-term investments	42,656	51,814
Trade accounts receivable, net of allowances	24,617	22,511
Deferred costs, current portion	889	460
Prepaid expenses and other current assets	4,716	7,140
Total current assets	109,011	129,240
Equipment, software, and leasehold improvements, at cost:
Equipment and software	60,383	66,702
Leasehold improvements	3,607	3,122
Total equipment, software, and leasehold improvements, at cost	63,990	69,824
Less accumulated depreciation and amortization	56,887	61,024
Net equipment, software, and leasehold improvements	7,103	8,800
Restricted cash equivalents and investments	3,000	2,890
Available for sale securities	1,920	1,721
Other assets	2,243	2,307
Deferred costs, non-current portion	1,136	212
Deferred tax assets, net	1,006	957
Other intangible assets, net	1,545	2,136
Goodwill	12,973	13,080
Total assets	$139,937	$161,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,442	$17,050
Accrued and other current liabilities	15,566	17,320
Deferred revenue, current portion	3,278	3,497
Total current liabilities	36,286	37,867
Deferred revenue, non-current portion	466	105
Deferred rent	665	620
Deferred tax liabilities, net	89	88
Other long-term liabilities	1,511	1,980
Total liabilities	39,017	40,660
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,799 shares in 2016 and 36,298 shares in 2015	37	36
Additional paid-in capital	630,848	627,316
Accumulated other comprehensive loss	(59,258)	(59,480)
Retained deficit	(470,707)	(447,189)
Total shareholders’ equity	100,920	120,683
Total liabilities and shareholders’ equity	$139,937	$161,343
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue (A)	$29,734	$33,954	$57,964	$64,551
Cost of revenue (B)	15,698	19,832	30,870	36,379
Gross profit	14,036	14,122	27,094	28,172
Operating expenses:
Research and development	7,167	11,801	16,486	24,180
Sales and marketing	7,749	14,047	16,974	26,884
General and administrative	6,217	7,008	14,294	14,291
Restructuring and other charges	413	1,964	798	2,449
Lease exit and related charges	127	9	958	87
Total operating expenses	21,673	34,829	49,510	67,891
Operating income (loss)	(7,637)	(20,707)	(22,416)	(39,719)
Other income (expenses):
Interest income, net	80	250	197	450
Gain (loss) on investments, net	(46)	94	(43)	393
Equity in net loss of Rhapsody investment	(396)	(6,916)	(396)	(13,096)
Other income (expense), net	15	(112)	(272)	331
Total other income (expenses), net	(347)	(6,684)	(514)	(11,922)
Income (loss) before income taxes	(7,984)	(27,391)	(22,930)	(51,641)
Income tax expense (benefit)	363	390	588	609
Net income (loss)	$(8,347)	$(27,781)	$(23,518)	$(52,250)

Basic net income (loss) per share	$(0.23)	$(0.77)	$(0.64)	$(1.45)
Diluted net income (loss) per share	$(0.23)	$(0.77)	$(0.64)	$(1.45)
Shares used to compute basic net income (loss) per share	36,755	36,106	36,637	36,105
Shares used to compute diluted net income (loss) per share	36,755	36,106	36,637	36,105

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$16	$(191)	$167	$(285)
Foreign currency translation adjustments, net of reclassification adjustments	(645)	588	55	(1,997)
Total other comprehensive income (loss)	(629)	397	222	(2,282)
Net income (loss)	(8,347)	(27,781)	(23,518)	(52,250)
Comprehensive income (loss)	$(8,976)	$(27,384)	$(23,296)	$(54,532)

(A) Components of net revenue:
License fees	$6,678	$6,921	$12,455	$14,210
Service revenue	23,056	27,033	45,509	50,341
	$29,734	$33,954	$57,964	$64,551
(B) Components of cost of revenue:
License fees	$1,399	$1,428	$2,703	$3,171
Service revenue	14,299	18,404	28,167	33,208
	$15,698	$19,832	$30,870	$36,379
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(23,518)	$(52,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,224	4,894
Stock-based compensation	3,779	2,583
Equity in net loss of Rhapsody	396	13,096
Deferred income taxes, net	(148)	(23)
Loss (gain) on investments, net	43	(393)
Fair value of warrants granted in 2015, net of subsequent mark to market adjustments in 2016 and 2015	82	(1,128)
Interest receivable on advance to Rhapsody	—	(121)
Trade accounts receivable	(1,813)	(7,091)
Prepaid expenses and other assets	1,162	429
Accounts payable	(150)	(26)
Accrued and other liabilities	(2,408)	(3,542)
Net cash provided by (used in) operating activities	(18,351)	(43,572)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,512)	(859)
Proceeds from sale of available for sale securities	—	459
Purchases of short-term investments	(33,359)	(8,514)
Proceeds from sales and maturities of short-term investments	42,517	48,630
Decrease (increase) in restricted cash equivalents and investments, net	(110)	—
Acquisitions	(150)	(161)
Advance to Rhapsody	—	(5,000)
Net cash provided by (used in) investing activities	7,386	34,555
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	166	276
Tax payments from shares withheld upon vesting of restricted stock	(808)	(10)
Net cash provided by (used in) financing activities	(642)	266
Effect of exchange rate changes on cash and cash equivalents	425	(1,839)
Net increase (decrease) in cash and cash equivalents	(11,182)	(10,590)
Cash and cash equivalents, beginning of period	47,315	103,253
Cash and cash equivalents, end of period	$36,133	$92,663

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$494	$965
Cash paid for income taxes	$1,139	$872
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$290	$(39)
Acquisition of intangible assets	$—	$312
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2016 and 2015

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
In August 2014, the Financial Accounting Standards Board (FASB) issued a new standard, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new guidance is effective for the first annual period ending after December 15, 2016 and interim periods therafter. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total stock-based compensation expense	$608	$1,254	$3,779	$2,583
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.05%	1.70%	1.38%	1.26%
Expected life (years)	3.8	5.5	4.9	4.4
Volatility	32%	42%	36%	37%

The total stock-based compensation amounts for 2016 and 2015 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the six months ended June 30, 2016 was stock compensation expense recorded in the first quarter of 2016 related to our 2015 incentive bonuses paid in fully vested restricted stock units which were authorized and granted in the first quarter of 2016.

As of June 30, 2016, $4.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 5	Rhapsody Joint Venture
As of June 30, 2016 we owned approximately 42% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $0.4 million for the quarter and six months ended June 30, 2016 and $6.9 million and $13.1 million for the quarter and six months ended June 30, 2015. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of June 30, 2016, the carrying value of our Rhapsody equity investment is zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$53,456	$50,063	$105,963	$96,387
Gross profit	6,850	7,753	14,093	15,843
Net loss	(7,905)	(12,061)	(13,053)	(20,985)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2016				June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$21,546	$—	$—	$21,546	$21,546
Money market funds	5,290	—	—	5,290	5,290
Corporate notes and bonds	—	9,297	—	9,297	9,297
Total cash and cash equivalents	26,836	9,297	—	36,133	36,133
Short-term investments:
Corporate notes and bonds	—	42,656	—	42,656	42,638
Total short-term investments	—	42,656	—	42,656	42,638
Restricted cash equivalents and investments	—	3,000	—	3,000	3,000
Equity investment in publicly traded securities	1,920	—	—	1,920	362
Warrant issued by Rhapsody (included in Other assets)	—	—	971	971	—
Total	$28,756	$54,953	$971	$84,680	$82,133

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2015				December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$23,152	$—	$—	$23,152	$23,152
Money market funds	5,061	—	—	5,061	5,061
Corporate notes and bonds	—	19,102	—	19,102	19,102
Total cash and cash equivalents	28,213	19,102	—	47,315	47,315
Short-term investments:
Corporate notes and bonds	—	51,814	—	51,814	51,862
Total short-term investments	—	51,814	—	51,814	51,862
Restricted cash equivalents and investments	—	2,890	—	2,890	2,890
Equity investment in publicly traded securities	1,721	—	—	1,721	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,053	1,053	—
Total	$29,934	$73,806	$1,053	$104,793	$102,429

Restricted cash equivalents and investments as of June 30, 2016 and December 31, 2015 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2016 and 2015 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2016 and December 31, 2015 were also not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of June 30, 2016 (in thousands):

Estimated Fair Value
Within one year	$39,751
Between one year and five years	2,905
Total short-term investments	$42,656
Our equity investment in a publicly traded company as of June 30, 2016 and December 31, 2015 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. During the quarter and six months ended June 30, 2015, we sold a portion of J-Stream shares we held, resulting in cash proceeds of $0.1 million and $0.5 million, respectively and pre-tax gains of $0.1 million and $0.4 million, respectively.
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the six months ended June 30, 2016, the decrease in the fair value of the warrants from December 31, 2015 was insignificant.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2016 and 2015, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 12, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2015	$765	$158
Addition (reduction) to allowance	(15)	15
Amounts written off	(3)	(3)
Foreign currency translation	13	—
Balances, June 30, 2016	$760	$170
One customer accounted for 56% and one other customer accounted for 11% of trade accounts receivable as of June 30, 2016. At December 31, 2015, one customer accounted for 52% and one other customer accounted for 12% of trade accounts receivable.

One customer accounted for 33% or $9.7 million of consolidated revenue during the quarter ended June 30, 2016 and 31% or $18.1 million during the six months ended June 30, 2016, which is reflected in our Mobile Services segment.
One customer accounted for 30% of consolidated revenue, or $10.2 million, and one customer accounted for 11% or $3.8 million during the quarter ended June 30, 2015, both of which are reflected in our Mobile Services segment. One customer accounted for 24% of consolidated revenue, or $15.5 million during the six months ended June 30, 2015, also reflected in our Mobile Services segment.

Note 8	Other Intangible Assets
Other intangible assets (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,443	$29,734	$709	$30,182	$29,236	$946
Developed technology	24,203	23,582	621	24,047	23,244	803
Patents, trademarks and tradenames	3,750	3,535	215	3,717	3,398	319
Service contracts	5,333	5,333	—	5,269	5,201	68
Total	$63,729	$62,184	$1,545	$63,215	$61,079	$2,136

An asset purchase relating to our Games business was completed in the second quarter of 2016 and resulted in an intangible asset of $0.2 million.

No impairments of other intangible assets were recognized in either of the six months ended June 30, 2016 or 2015.

Note 9	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2015	$13,080
Effects of foreign currency translation	(107)
Balance, June 30, 2016	$12,973

Goodwill by segment (in thousands):

June 30, 2016
Consumer Media	$580
Mobile Services	2,095
Games	10,298
Total goodwill	$12,973

No impairment of goodwill was recognized in either of the six months ended June 30, 2016 or in 2015.

Note 10	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2016	December 31, 2015
Royalties and other fulfillment costs	$2,401	$3,094
Employee compensation, commissions and benefits	4,948	5,958
Sales, VAT and other taxes payable	3,209	2,976
Other	5,008	5,292
Total accrued and other current liabilities	$15,566	$17,320

Note 11	Restructuring Charges
Restructuring and other charges in 2016 and 2015 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the six months ended June 30, 2016	$798
Costs incurred and charged to expense for the six months ended June 30, 2015	$2,449

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2015	$1,404
Costs incurred and charged to expense for the six months ended June 30, 2016	798
Cash payments	(1,472)
Accrued liability at June 30, 2016	$730

Note 12	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. For the six months ended June 30, 2016, we recorded additional losses primarily due to a change in estimate for sublease income for which we identified a subtenant in the first quarter of 2016 relating to the approximate 43% reduction of office space at our corporate headquarters in Seattle, Washington in the third quarter of 2015. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Accrued loss at December 31, 2015	$2,595
Additions and adjustments to the lease loss accrual, including estimated sublease income	831
Less amounts paid, net of sublease amounts	(877)
Accrued loss at June 30, 2016	2,549
Less current portion (included in Accrued and other current liabilities)	(1,227)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,322

Note 13	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investments
Accumulated other comprehensive income (loss), beginning of period	$1,448	$2,158	$1,297	$2,252
Unrealized gains (losses), net of tax effects of $9, $(60), $99 and $56	16	(97)	167	108
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $0 and $(1)	—	(94)	—	(393)
Net current period other comprehensive income (loss)	16	(191)	167	(285)
Accumulated other comprehensive income (loss) balance, end of period	$1,464	$1,967	$1,464	$1,967
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(60,077)	$(60,089)	$(60,777)	$(57,504)
Translation adjustments	(645)	588	55	(1,997)
Net current period other comprehensive income (loss)	(645)	588	55	(1,997)
Accumulated other comprehensive income (loss) balance, end of period	$(60,722)	$(59,501)	$(60,722)	$(59,501)
Total accumulated other comprehensive income (loss), end of period	$(59,258)	$(57,534)	$(59,258)	$(57,534)

Note 14	Income Taxes
As of June 30, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(8,347)	$(27,781)	$(23,518)	$(52,250)
Weighted average common shares outstanding used to compute basic EPS	36,755	36,106	36,637	36,105
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,755	36,106	36,637	36,105

Basic EPS	$(0.23)	$(0.77)	$(0.64)	$(1.45)
Diluted EPS	$(0.23)	$(0.77)	$(0.64)	$(1.45)
During the quarter and six months ended June 30, 2016, 4.8 million and 4.9 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment are restructuring charges, lease exit and related charges, as well as stock compensation charges. Concurrent with the first quarter of 2016 segment change described above, we also changed our corporate expense allocation methodology to increase accountability, resulting in an increase in costs allocated to the Consumer Media and Mobile Services businesses.
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
The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation. Segment results for the quarters and six months ended June 30, 2016 and 2015 (in thousands):
Consumer Media

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$6,400	$7,281	$12,126	$15,270
Cost of revenue	1,561	3,567	3,978	7,031
Gross profit	4,839	3,714	8,148	8,239
Operating expenses	4,293	6,867	9,669	13,461
Operating income (loss)	$546	$(3,153)	$(1,521)	$(5,222)

Mobile Services

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$17,297	$18,578	$33,762	$33,082
Cost of revenue	12,404	13,982	23,321	24,290
Gross profit	4,893	4,596	10,441	8,792
Operating expenses	8,784	12,099	18,578	24,060
Operating income (loss)	$(3,891)	$(7,503)	$(8,137)	$(15,268)

Games

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$6,037	$8,095	$12,076	$16,199
Cost of revenue	1,817	2,286	3,662	5,080
Gross profit	4,220	5,809	8,414	11,119
Operating expenses	4,725	8,719	10,020	17,402
Operating income (loss)	$(505)	$(2,910)	$(1,606)	$(6,283)

Corporate

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$(84)	$(3)	$(91)	$(22)
Operating expenses	3,871	7,144	11,243	12,968
Operating income (loss)	$(3,787)	$(7,141)	$(11,152)	$(12,946)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$10,354	$12,303	$20,737	$24,652
Europe	3,330	3,728	6,714	7,891
Republic of Korea	10,411	12,375	19,645	18,699
Rest of the World	5,639	5,548	10,868	13,309
Total net revenue	$29,734	$33,954	$57,964	$64,551

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	June 30, 2016	December 31, 2015
United States	$14,508	$16,821
Europe	4,473	4,898
Republic of Korea	232	282
Rest of the World	2,408	2,015
Total long-lived assets	$21,621	$24,016

Note 19	Related Party Transactions
 See Note 5, Rhapsody Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
RealNetworks creates innovative applications and services that make it easy to connect with and enjoy digital media. Following a reorganization that took effect in the first quarter of 2016, we manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. See Note 18 Segment Information, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
Within our Consumer Media segment, revenue is derived from the sales of our PC-based RealPlayer® products, including RealPlayer Plus and related products, and from the licensing of our intellectual property, primarily our codec technology, including our recently introduced RealMedia High Definition, or RMHD, technology. Distribution of these products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of our SaaS services, which include ringback tones, music on demand, intercarrier messaging and our LISTEN platform. This business also includes revenue related to mobile RealTimes®, our recently introduced photo and video sharing application that is primarily sold through mobile carriers and related partners.
Our Games business, through the GameHouse and Zylom brands, derives revenue from sales of games licenses, online games subscription services, sales of mobile games and advertising on games sites and social networks.

We allocate certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities, to our reportable segments. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. These corporate items include restructuring charges, lease exit and related charges, as well as stock compensation expense. Concurrent with the first quarter 2016 segment change described above, we also changed our expense allocation methodology to increase accountability, resulting in an increase in corporate costs allocated to the Consumer Media and Mobile Services businesses. The historical financial information presented below has been recast to reflect the new corporate expense allocation.

As of June 30, 2016, we had $78.8 million in unrestricted cash, cash equivalents and short-term investments, compared to $99.1 million as of December 31, 2015. The 2016 decrease of cash, cash equivalents, and short-term investments since December 31, 2015 was due primarily to cash used in operating activities during the six months of $18.4 million.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$29,734	$33,954	$(4,220)	(12)%	$57,964	$64,551	$(6,587)	(10)%
Cost of revenue	15,698	19,832	(4,134)	(21)%	30,870	36,379	(5,509)	(15)%
Gross profit	14,036	14,122	(86)	(1)%	27,094	28,172	(1,078)	(4)%
Gross margin	47%	42%			47%	44%
Operating expenses	21,673	34,829	(13,156)	(38)%	49,510	67,891	(18,381)	(27)%
Operating income (loss)	$(7,637)	$(20,707)	$13,070	63%	$(22,416)	$(39,719)	$17,303	44%
In the second quarter of 2016, our total consolidated revenue declined by $4.2 million compared with the year-earlier period. The reduction in revenue resulted from declines of $0.9 million in Consumer Media, due to lower intellectual property licensing and subscriptions revenue, $2.1 million in Games, due primarily to the sale of the Slingo and social casino games business in the third quarter of 2015, and from Mobile Services of $1.3 million, mainly due to lower ringback tones services as well as music on demand revenue in Korea. Although revenue decreased overall, gross margin increased from 42% to 47% during the quarter ended June 30, 2016 driven mainly from an increase in gross margins due to efficiencies in our Consumer Media segment as described below in Segment Operating Results.
Operating expenses decreased by $13.2 million in the quarter ended June 30, 2016 compared with the prior year due, in part, to savings of $4.4 million realized from the sale of the Slingo and the social casino games business. Other factors contributing to the decrease in operating expenses were significant reductions in salaries and related personnel costs, professional service fees, marketing expenses and restructuring costs totaling $7.8 million, as described more fully below.
For the six months ended June 30, 2016, our total consolidated revenue declined by $6.6 million, compared with the year-earlier period. Revenue decreased by $3.1 million in our Consumer Media due to lower intellectual property licensing and subscriptions revenue. Additionally, Games revenue decreased by $4.1 million, primarily due to the $3.9 million decrease from the sale of the Slingo and social casino games business in the third quarter of 2015. The revenue from our continuing games business did not significantly fluctuate from the prior year. Revenues increased in our Mobile Services segment by $0.7 million, mainly due to increases in our music on demand businesses and the signing of new distribution agreements for our RealTimes mobile services which were partially offset by decreases in our ringback tones products. Overall gross margin increased to 47% from 44% for the year-earlier period driven by increases in all of our segments as described in Segment Operating Results below.
Operating expenses decreased by $18.4 million in the six months ended June 30, 2016, compared with the prior year due to our cost reduction efforts and to savings of $9.1 million realized from the sale of the Slingo and social casino games business. Other factors contributing to this decrease were reductions in personnel and related costs of $4.0 million, marketing expenses of $3.6 million and professional services costs of $1.5 million. These reductions were offset in part by the benefit recognized in the first quarter of 2015 relating to warrants received from Rhapsody, and higher stock compensation expense in 2016 resulting from the first quarter 2016 authorization and grant of fully vested equity awards as payment for 2015 incentive bonuses.
Segment Operating Results
Consumer Media

Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$6,400	$7,281	$(881)	(12)%	$12,126	$15,270	$(3,144)	(21)%
Cost of revenue	1,561	3,567	$(2,006)	(56)%	3,978	7,031	(3,053)	(43)%
Gross profit	4,839	3,714	$1,125	30%	8,148	8,239	(91)	(1)%
Gross margin	76%	51%			67%	54%
Operating expenses	4,293	6,867	$(2,574)	(37)%	9,669	13,461	(3,792)	(28)%
Operating income (loss)	$546	$(3,153)	$3,699	117%	$(1,521)	$(5,222)	$3,701	71%

Total Consumer Media revenue for the quarter ended June 30, 2016 declined $0.9 million when compared with the year-earlier period. Intellectual property licensing revenue declined by $0.6 million due primarily to the timing of contracts and contract renewals. In addition, continuing declines in our subscription products of $0.5 million also contributed to the overall decrease.

Total Consumer Media revenue for the six months ended June 30, 2016 declined $3.1 million when compared with the year-earlier period. Intellectual property licensing revenue declined by $2.3 million for the six month period due primarily to the timing of contracts and contract renewals, of which $1.7 million occurred in the first quarter. Continuing declines in our subscription products made up the remaining decline in Consumer Media revenue.
Cost of revenue decreased by $2.0 million during the quarter ended June 30, 2016, compared with the year-earlier period resulting in a significant increase in gross margin during the period. The decrease in cost of revenue was primarily due to lower bandwidth costs of $1.2 million directly resulting from our ongoing efforts to optimize functionality and increase efficiencies.
Cost of revenue decreased by $3.1 million during the six months ended June 30, 2016, compared with the year-earlier period resulting in an increase in gross margin of 13 percentage points. The decrease in cost of revenue was driven mainly by lower bandwidth costs of $1.7 million, as well as other costs such as lower licensing royalties and support service costs.
Operating expenses decreased by $2.6 million in the quarter ended June 30, 2016, compared with the year-earlier period. The decrease was primarily due to reductions in salaries and related personnel costs of $1.5 million, marketing costs of $0.6 million, and professional services costs of $0.4 million.
Operating expenses decreased by $3.8 million in the six months ended June 30, 2016, compared with the year-earlier period. The decrease was primarily due to reductions in salaries and related personnel costs of $2.8 million, marketing costs of $1.1 million, and professional services costs of $0.8 million. These declines were offset, in part, by an acceleration of depreciation expense in the first quarter related to the obsolescence of e-commerce assets as we moved this platform to a third party cloud service.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$17,297	$18,578	$(1,281)	(7)%	$33,762	$33,082	$680	2%
Cost of revenue	12,404	13,982	(1,578)	(11)%	23,321	24,290	(969)	(4)%
Gross profit	4,893	4,596	297	6%	10,441	8,792	1,649	19%
Gross margin	28%	25%			31%	27%
Operating expenses	8,784	12,099	(3,315)	(27)%	18,578	24,060	(5,482)	(23)%
Operating income (loss)	$(3,891)	$(7,503)	$3,612	48%	$(8,137)	$(15,268)	$7,131	47%

Total Mobile Services revenue decreased by $1.3 million in the quarter ended June 30, 2016 compared with the year-earlier period. This decrease was driven by decreases of $0.6 million in our music on demand business in Korea and of $0.6 million from our ringback tones services.
Total Mobile Services revenue increased by $0.7 million in the six months ended June 30, 2016, compared with the year-earlier period. This increase was driven by increases of $2.5 million in our music on demand business in Korea which was offset by decreases in revenue from our ringback tones business of $1.4 million and $0.6 million from our Helix product, which we no longer sell.
Cost of revenue decreased by $1.6 million in the quarter ended June 30, 2016 compared with the year-earlier period, primarily from costs related to our music on demand service as a result of the lower related revenues as well as savings from our other SaaS service offerings.
Cost of revenue decreased by $1.0 million in the six months ended June 30, 2016 compared with the year-earlier period, primarily from savings related to our SaaS service offerings, such as professional services and ringback tones and from our RealTimes mobile services. These declines were offset in part by an increase in music on demand service costs directly related to the higher related revenue during the six months ended June 30, 2016.
Gross margins increased in both the quarter and six months ended June 30, 2016 mainly due to a reduction in salaries and professional fees as part of our ongoing cost reduction initiatives as well as an increase in system implementation revenue from our carrier partners.
Operating expenses decreased by $3.3 million and $5.5 million for the quarter and six months ended June 30, 2016 compared with the year-earlier periods. These decreases were primarily due to reductions in salaries and related personnel costs of $1.3 million and $2.8 million, and to lower marketing expense of $1.9 million and $2.5 million for the quarter and six months ended June 30, 2016, respectively.

Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$6,037	$8,095	$(2,058)	(25)%	$12,076	$16,199	$(4,123)	(25)%
Cost of revenue	1,817	2,286	(469)	(21)%	3,662	5,080	(1,418)	(28)%
Gross profit	4,220	5,809	(1,589)	(27)%	8,414	11,119	(2,705)	(24)%
Gross margin	70%	72%			70%	69%
Operating expenses	4,725	8,719	(3,994)	(46)%	10,020	17,402	(7,382)	(42)%
Operating income (loss)	$(505)	$(2,910)	$2,405	83%	$(1,606)	$(6,283)	$4,677	74%
Total Games revenue decreased by $2.1 million in the quarter ended June 30, 2016, compared with the year-earlier period primarily due to the sale of our Slingo and social casino games business in the third quarter of 2015. Revenue from this business was $2.1 million in the second quarter of 2015. The revenue from our continuing casual games business was flat with mobile games revenue increasing $0.8 million, which was offset by a decrease in our other games revenue.
Total Games revenue decreased by $4.1 million in the six months ended June 30, 2016, compared with the year-earlier period primarily due to the sale of our Slingo and social casino games business in the third quarter of 2015. Revenue from this business was $3.9 million in the first six months of 2015. The revenue from our casual games business did not significantly fluctuate. Our mobile games revenue increased by $1.5 million which was offset by a decrease in our other games revenue.
Cost of revenue decreased by $0.5 million and $1.4 million in the quarter and six months ended June 30, 2016 compared with the year-earlier periods. The decreases were mainly related to $0.8 million and $1.5 million of revenue related to our Slingo and social casino games business offset, in part, by an increase in commission fees related to our continuing casual games business.
Operating expenses declined by $4.0 million and $7.4 million in the quarter and six months ended June 30, 2016, compared with the year-earlier period. The decreases in expense were due to savings of $4.4 million and $9.1 million in the quarter and six month periods from the 2015 sale of our Slingo and social casino games business. These decreases were partially offset by increases in research and development salaries and related personnel costs from our continuing casual games business.
Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue	$(84)	$(3)	$(81)	NM	$(91)	$(22)	$(69)	(314)%
Operating expenses	3,871	7,144	(3,273)	(46)%	11,243	12,968	(1,725)	(13)%
Operating income (loss)	$(3,787)	$(7,141)	$3,354	47%	$(11,152)	$(12,946)	$1,794	14%
Operating expenses decreased by $3.3 million in the quarter ended June 30, 2016 compared with the year-earlier period. The decrease was due primarily due to $1.4 million lower restructuring charges in 2016 compared to 2015 and reductions in salary, benefit and professional service expenses of $1.1 million as well as greater allocations of costs from our Corporate segment to our Consumer Media and Mobile Services businesses, as discussed above.
Operating expenses decreased by $1.7 million in the six months ended June 30, 2016 compared with the year-earlier period. The decrease from the prior six month period was due to greater allocations of costs from our Corporate segment to our Consumer Media and Mobile Services businesses, as discussed above, lower restructuring charges, as well as a reduction in salary, benefit and professional service expenses. These decreases were offset in part by an increase in stock compensation expense of $1.3 million due in part to the authorization and granting of fully vested equity awards for our 2015 incentive bonuses in the first quarter of 2016, as well as a benefit of $1.2 million relating to the warrants received from Rhapsody in the first quarter of 2015.

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

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$7,167	$11,801	$(4,634)	(39)%	$16,486	$24,180	$(7,694)	(32)%
Sales and marketing	7,749	14,047	(6,298)	(45)%	16,974	26,884	(9,910)	(37)%
General and administrative	6,217	7,008	(791)	(11)%	14,294	14,291	3	—%
Restructuring and other charges	413	1,964	(1,551)	(79)%	798	2,449	(1,651)	(67)%
Lease exit and related charges	127	9	118	NM	958	87	871	NM
Total consolidated operating expenses	$21,673	$34,829	$(13,156)	(38)%	$49,510	$67,891	$(18,381)	(27)%
Research and development expenses decreased by $4.6 million in the quarter ended June 30, 2016, compared with the year-earlier period. The decrease was primarily due to a $2.0 million reduction from the sale of our Slingo and social casino games business and $1.8 million from an overall reduction in salaries and benefits costs and professional service fees.
Research and development expenses decreased by $7.7 million in the six months ended June 30, 2016 compared with the year-earlier period. The decrease was primarily due to a $4.2 million reduction from the sale of our Slingo and social casino games business and $2.9 million from a reduction in salaries and benefits costs and professional service fees.
Sales and marketing expenses decreased by $6.3 million in the quarter ended June 30, 2016 compared with the year-earlier period. The decrease was due to a $2.9 million reduction in Mobile Services marketing expense, a $2.0 million reduction from the sale of our Slingo and social casino games business, as well as an overall decrease of $0.9 million in salaries, benefits, and professional service fees.
Sales and marketing expenses decreased by $9.9 million in the six months ended June 30, 2016 compared with the year-earlier period. The decrease was primarily due to a $4.1 million reduction from the sale of our Slingo and social casino games business as well as $1.9 million of decreases in salaries and benefits costs and professional service fees and a decrease in marketing expenses of $3.5 million. These decreases were offset in part by an increase in stock compensation expenses for the fully vested equity awards authorized and granted for our 2015 incentive bonuses in the first quarter of 2016.
General and administrative expenses decreased by $0.8 million in the quarter ended June 30, 2016, compared with the year-earlier period, primarily due to the sale of our Slingo and social casino games business in 2015 and an overall decrease in salaries, benefits and professional fees.
General and administrative expenses were flat for the six months ended June 30, 2016 compared with the year-earlier period. In the first quarter of 2015, we recognized a benefit of $1.2 million relating to the warrants received from Rhapsody and in 2016 we saw an increase in stock compensation expenses for the fully vested equity awards authorized and granted for our 2015 incentive bonuses in the first quarter of 2016. The effect of these two items, resulting in an increase in the year over year expense comparison, were offset by a $0.9 million decrease from the sale of our Slingo and social casino games business in 2015 and reductions in salaries and benefits costs and professional service fees totaling $1.3 million in the current year.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. Lease exit costs for the six months ended June 30, 2016 increased by $0.9 million over the prior year period primarily due to updated estimates of future lease costs during the first quarter of 2016 from our vacated office space in our Seattle headquarters. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income, net	$80	$250	$(170)	(68)%	$197	$450	$(253)	(56)%
Gain (loss) on investments, net	(46)	94	(140)	(149)%	(43)	393	(436)	(111)%
Equity in net loss of Rhapsody	(396)	(6,916)	6,520	94%	(396)	(13,096)	12,700	97%
Other income (expense), net	15	(112)	127	113%	(272)	331	(603)	(182)%
Total other income (expense), net	$(347)	$(6,684)	$6,337	95%	$(514)	$(11,922)	$11,408	96%

Gain (loss) on investments, net, for the six months ended June 30, 2016 declined from the prior year periods as there were no sales of available for sale securities in the current years periods whereas we recognized a gain of $0.4 million from sales in the prior year six month period.

We account for our investment in Rhapsody under the equity method of accounting, as described in Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Other income (expense), net, for the six months ended June 30, 2016 reflected an expense of $0.3 million compared with income of $0.3 million in the prior year period. The expense in the current year period was due primarily to changes in exchange rates resulting in foreign currency gains (losses), primarily during the first quarter of 2016.
Income Taxes
During the quarters ended June 30, 2016 and 2015, we recognized an income tax expense of $0.4 million and $0.4 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2016 and 2015, we recognized income tax expense of $0.6 million, and $0.6 million, respectively, related to U.S. and foreign income taxes. Besides changes in our jurisdictional income, the income tax expense recorded for the quarters and six months ended June 30, 2016 and 2015 has remained consistent.
As of June 30, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2016. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and six months ended June 30, 2016, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2016 is minimal.
As of June 30, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
United States	$10,354	$12,303	$(1,949)	(16)%	$20,737	$24,652	$(3,915)	(16)%
Europe	3,330	3,728	(398)	(11)%	6,714	7,891	(1,177)	(15)%
Republic of Korea	10,411	12,375	(1,964)	(16)%	19,645	18,699	946	5%
Rest of world	5,639	5,548	91	2%	10,868	13,309	(2,441)	(18)%
Total net revenue	$29,734	$33,954	$(4,220)	(12)%	$57,964	$64,551	$(6,587)	(10)%
Revenue in the United States declined by $1.9 million in the quarter ended June 30, 2016 compared with the year-earlier period. The decline was primarily due to the sale of our Slingo and social casino business in the third quarter of 2015.
Revenue in the United States declined by $3.9 million in the six months ended June 30, 2016 compared with the year-earlier period. The decline was primarily due to the sale of our Slingo and social casino business in the third quarter of 2015. In addition, we had a decrease of $1.2 million from our Consumer Media business offset by increases in both our Mobile Services and continuing games businesses.
Revenue in Europe declined by $0.4 million and $1.2 million in the quarter and six months ended June 30, 2016, respectively, compared with the year-earlier periods. The decreases were due to similar declines in both our Games revenue and and our Mobile Services revenue in each of the periods.
Revenue in Korea decreased by $2.0 million in the quarter ended June 30, 2016 compared with the year-earlier period. Of this decrease, $1.1 million came from our Consumer Media business and $0.9 million came from our Mobile Services businesses.

Revenue in Korea increased by $0.9 million in the six months ended June 30, 2016 compared with the year-earlier period. The increase, which was in our Mobile Services business, was due primarily to a $2.6 million increase in music on demand revenue offset in part by a $1.2 million decrease from our Consumer Media business.
Revenue in the rest of world increased by $0.1 million in the quarter ended June 30, 2016 compared with the year-earlier period. The increase was primarily due to higher revenue in our Consumer Media business of $0.6 million offset by lower Mobile Services revenue of $0.4 million.
Revenue in the rest of world decreased by $2.4 million in the six months ended June 30, 2016 compared with the year-earlier period. The decrease was primarily due to lower Mobile Services revenue of $1.5 million and lower revenue in our Consumer Media business of $0.7 million.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2016	December 31, 2015
Working capital	$72,725	$91,373
Cash, cash equivalents, and short-term investments	78,789	99,129
Restricted cash equivalents and investments	3,000	2,890

The 2016 decrease of cash, cash equivalents, and short-term investments from December 31, 2015 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $18.4 million in the first six months of 2016.

The following summarizes cash flow activity (in thousands):

	Six months ended June 30,
	2016	2015
Cash provided by (used in) operating activities	$(18,351)	$(43,572)
Cash provided by (used in) investing activities	7,386	34,555
Cash provided by (used in) financing activities	(642)	266
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $25.2 million less in the six months ended June 30, 2016 as compared to the same period in 2015. Cash used in operations was less due primarily to a lower operating loss in 2016 than the same period in the prior year, driven mainly by our ongoing cost reduction efforts, as previously discussed.
For the six months ended June 30, 2016, cash provided by investing activities of $7.4 million was due primarily to sales and maturities, net of purchases, of short-term investments, which totaled $9.2 million. This was partially offset by purchases of equipment, software and leasehold improvements of $1.5 million.
For the six months ended June 30, 2015, cash provided by investing activities of $34.6 million was primarily due to sales and maturities, net of purchases, of short-term investments of $40.1 million partially offset by purchases of equipment, software and leasehold improvements of $0.9 million as well as the $5.0 million advance made to Rhapsody in the first quarter of 2015.

Cash used in financing activities for the six months ended June 30, 2016 was $0.6 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock during the quarter.
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
As of June 30, 2016, approximately $15.1 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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
As of June 30, 2016, $15.1 million of the $78.8 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of June 30, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2016. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2016, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of June 30, 2016, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of June 30, 2016 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to sustain our current level of business and to implement our growth plans, we must successfully monetize our products and services. The process of developing and distributing products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and a limited number of dominant distribution partners. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we have launched, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing or have introduced will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments. Moreover, if we are unsuccessful in securing profitable distribution channels with new partners, including mobile carriers, strengthening channels with existing partners, and monetizing our products and services, our revenue will continue to decline and our business will suffer.
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

Our historically core products and services face new and continuing challenges, causing our revenues to materially decline.
Our products and services that have historically been core to the company were primarily distributed through desktop computers and feature phones. Consumer behavior and tastes continue to change and the market for such products and services has been moving to smartphones and tablets. Although we have developed newer products and services for these emerging platforms there is no guarantee that we will be successful. In addition, as new operating systems are introduced or updated for these platforms, we are likely to continue to face difficulties reaching our traditional customer base and other unknown distribution challenges.

Our restructuring efforts may not yield the anticipated benefits to our shareholders.
Since 2012, we have taken steps to restructure and simplify our business and operations. In September 2012, we announced plans to divisionalize our business, which we implemented during the first quarter of 2013, and to significantly reduce operating expenses, in part through a reduction in our workforce that was substantially concluded by the end of the second quarter of 2013. In August 2014, we announced a further reduction in our workforce and related cost reductions, and during the second and third quarters of 2015, we recorded $2.0 million and $3.1 million, respectively, in severance and restructuring charges relating to additional workforce reductions. We continue to assess opportunities to further streamline our operations and make our businesses more efficient. There can be no assurance, however, that our past or future restructuring efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which may not lead to future profitability and which could materially impact our ability to compete in future periods. If we are unable to effectively re-align the cost structure of our businesses or streamline and simplify our operations, our stock price may continue to be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

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
The market for our Mobile Services business, including our ringback tones and music on demand solutions, is highly competitive and evolving rapidly. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our mobile partners to make them available to subscribers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. We expect this pricing pressure to continue to materially harm our operating results and financial condition.
Our RealTimes product faces strong competition from other technology companies and cloud service providers, including some that are firmly established in the marketplace and have access to extensive resources, as well as video and photo sharing services. In addition, as we continue to develop this product and expand its reach, we have seen and expect to continue to see growing competition from companies offering innovative features for engaging with users' video content, some of which are offered for free. To be competitive, our RealTimes product must provide sufficiently engaging and compelling features for users' digital content, enticing consumers directly to the application and creating an appealing value proposition for our distribution partners.
Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats which have obtained broad market penetration. Similarly, our codec technology faces strong competition, with successful adoption of newer versions uncertain. If we are unable to compete successfully, our Consumer Media business could continue to decline.
The branded services in our Games business compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face significant price competition in the casual games market, and some of our competitors may be able to offer games for free, or reduce prices more aggressively than us. We expect competition to continue to intensify in this market from these and other competitors. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business. If we are unable to achieve future growth in our revenue, our Games business will continue to suffer.

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
In addition, none of our SaaS contracts with carriers obligate our carrier customers to market or distribute any of our SaaS offerings. Despite the lack of marketing commitments, revenue related to our SaaS offerings is, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. In addition, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests and leave us vulnerable to non-renewal by the carriers. The loss of carrier customers, a reduction in marketing or promotion of our SaaS offerings, or the termination, non-renewal or renegotiation of contract terms that are less favorable to us would result in the loss of future revenues from our SaaS offerings.
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
Maintaining and growing the distribution of digital media products through our websites and our other distribution channels has historically been important to our business, including growth through the introduction of new products and services distributed through these channels. Consumers are not downloading and using our digital media products consistent with past usage, so our ability to generate revenue from those products has been, and we expect will continue to be, reduced, leading to lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also continue to hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore harm our business and our prospects. Our revenue from the distribution of third-party products will also continue to be negatively impacted if those products are not more widely downloaded and used by consumers, including due to the relative market saturation of such products. Most of our revenue from the distribution of third-party products has historically been derived from a single customer, and the terms of this relationship have significantly changed since the third quarter of 2014. Our distribution revenue has been, and may continue to be, materially negatively impacted by these factors, and we cannot guarantee that future revenue will rebound to historical levels.

Our operating results are difficult to predict and may fluctuate, which may contribute to continued weakness in our stock price.
The trading price for our common stock has a history of volatility. Our recent stock price history shows a downward trend, with a closing price of $4.21 on July 15, 2016, and a range from $3.22 to $5.55 per share during the 52-week period ended June 30, 2016. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of June 30, 2016 was $21.6 million.

Continued loss of revenue from our subscription services may continue to harm our operating results.
Our operating results have been and may continue to be adversely impacted by the loss of subscription revenue related to our more traditional products and services. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has declined in recent periods due to changes in consumer preferences and changes on our part to focus on other products and services we offer, and we expect these trends to continue.

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

Rhapsody could continue to recognize losses, which could negatively impact our results of operations and financial condition.
On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC. As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. Rhapsody has generated accounting losses since its inception and we have recognized losses on our investment in the convertible preferred stock of Rhapsody since the restructuring. If Rhapsody continues to incur losses, if it otherwise experiences a significant decline in its business or financial condition, or if we provide financial support to or increase our investment in Rhapsody, we could incur further losses on our investment, which could have an adverse effect on our financial condition and results of operations. See Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
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
Our success depends substantially on the contributions and abilities of certain key executives and employees. We have experienced a significant amount of executive-level turnover in the past several years, which has had and could continue to have a negative impact on our ability to retain key employees. Rob Glaser, our founder, Chairman and initial chief executive officer, resigned as chief executive officer in 2010, was appointed as interim chief executive officer in July 2012, and was named permanent chief executive officer in July 2014. In addition, each member of our executive team was either hired or promoted to his or her executive position within the past four years. We cannot provide assurance that we will effectively manage these executive-level transitions, which may impact our ability to retain key executives and employees and which could harm our business and operations to the extent there is customer or employee uncertainty arising from such transitions.
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
None.

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

Dated: August 4, 2016

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