Form 10-Q
period 2016-09-30
REALNETWORKS INC
filed 2016-11-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2016 was 36,971,291.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,284	$47,315
Short-term investments	42,465	51,814
Trade accounts receivable, net of allowances	25,287	22,511
Deferred costs, current portion	852	460
Prepaid expenses and other current assets	5,166	7,140
Total current assets	112,054	129,240
Equipment, software, and leasehold improvements, at cost:
Equipment and software	57,014	66,702
Leasehold improvements	3,204	3,122
Total equipment, software, and leasehold improvements, at cost	60,218	69,824
Less accumulated depreciation and amortization	54,339	61,024
Net equipment, software, and leasehold improvements	5,879	8,800
Restricted cash equivalents and investments	2,700	2,890
Available for sale securities	2,041	1,721
Other assets	1,908	2,307
Deferred costs, non-current portion	1,236	212
Deferred tax assets, net	1,015	957
Other intangible assets, net	1,224	2,136
Goodwill	12,974	13,080
Total assets	$141,031	$161,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,379	$17,050
Accrued and other current liabilities	16,547	17,320
Deferred revenue, current portion	3,883	3,497
Total current liabilities	38,809	37,867
Deferred revenue, non-current portion	343	105
Deferred rent	504	620
Deferred tax liabilities, net	100	88
Other long-term liabilities	1,935	1,980
Total liabilities	41,691	40,660
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 36,829 shares in 2016 and 36,298 shares in 2015	37	36
Additional paid-in capital	631,824	627,316
Accumulated other comprehensive loss	(58,758)	(59,480)
Retained deficit	(473,763)	(447,189)
Total shareholders’ equity	99,340	120,683
Total liabilities and shareholders’ equity	$141,031	$161,343
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue (A)	$31,051	$30,823	$89,015	$95,374
Cost of revenue (B)	16,740	18,090	47,610	54,469
Gross profit	14,311	12,733	41,405	40,905
Operating expenses:
Research and development	6,699	10,501	23,185	34,681
Sales and marketing	7,183	11,938	24,157	38,822
General and administrative	7,086	7,021	21,380	21,312
Restructuring and other charges	499	3,114	1,297	5,563
Lease exit and related charges	1,233	2,121	2,191	2,208
Total operating expenses	22,700	34,695	72,210	102,586
Operating income (loss)	(8,389)	(21,962)	(30,805)	(61,681)
Other income (expenses):
Interest income, net	119	147	316	597
Gain (loss) on investments, net	6,021	(615)	5,978	(222)
Equity in net loss of Rhapsody investment	(233)	(735)	(629)	(13,831)
Other income (expense), net	(243)	297	(515)	628
Total other income (expenses), net	5,664	(906)	5,150	(12,828)
Income (loss) before income taxes	(2,725)	(22,868)	(25,655)	(74,509)
Income tax expense (benefit)	331	(1,684)	919	(1,075)
Net income (loss)	$(3,056)	$(21,184)	$(26,574)	$(73,434)

Basic net income (loss) per share	$(0.08)	$(0.59)	$(0.72)	$(2.03)
Diluted net income (loss) per share	$(0.08)	$(0.59)	$(0.72)	$(2.03)
Shares used to compute basic net income (loss) per share	36,805	36,191	36,693	36,134
Shares used to compute diluted net income (loss) per share	36,805	36,191	36,693	36,134

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$72	$(596)	$239	$(881)
Foreign currency translation adjustments, net of reclassification adjustments	428	(1,144)	483	(3,141)
Total other comprehensive income (loss)	500	(1,740)	722	(4,022)
Net income (loss)	(3,056)	(21,184)	(26,574)	(73,434)
Comprehensive income (loss)	$(2,556)	$(22,924)	$(25,852)	$(77,456)

(A) Components of net revenue:
License fees	$7,850	$7,049	$20,305	$21,259
Service revenue	23,201	23,774	68,710	74,115
	$31,051	$30,823	$89,015	$95,374
(B) Components of cost of revenue:
License fees	$1,755	$1,877	$4,458	$5,048
Service revenue	14,985	16,213	43,152	49,421
	$16,740	$18,090	$47,610	$54,469
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(26,574)	$(73,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,897	7,952
Stock-based compensation	4,557	3,761
Equity in net loss of Rhapsody	629	13,831
Deferred income taxes, net	(198)	(1,531)
Loss (gain) on investments, net	(5,978)	222
Realized translation loss (gain)	272	(264)
Fair value of warrants granted in 2015, net of subsequent mark to market adjustments in 2016 and 2015	112	(1,078)
Trade accounts receivable	(1,744)	(6,279)
Prepaid expenses and other assets	1,155	3,851
Accounts payable	450	(1,628)
Accrued and other liabilities	(872)	(1,372)
Net cash provided by (used in) operating activities	(22,294)	(55,969)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(2,009)	(1,110)
Proceeds from sale of equity and other investments	2,110	459
Purchases of short-term investments	(59,124)	(52,475)
Proceeds from sales and maturities of short-term investments	68,473	60,516
Decrease (increase) in restricted cash equivalents and investments, net	190	—
Acquisitions	(150)	(161)
Advance to Rhapsody	—	(5,000)
Repayment from Rhapsody	—	5,000
Proceeds from the sale of Slingo and social casino business	4,000	10,000
Net cash provided by (used in) investing activities	13,490	17,229
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	166	297
Tax payments from shares withheld upon vesting of restricted stock	(843)	(69)
Net cash provided by (used in) financing activities	(677)	228
Effect of exchange rate changes on cash and cash equivalents	450	(2,910)
Net increase (decrease) in cash and cash equivalents	(9,031)	(41,422)
Cash and cash equivalents, beginning of period	47,315	103,253
Cash and cash equivalents, end of period	$38,284	$61,831

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$531	$1,035
Cash paid for income taxes	$1,876	$1,136
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(6)	$(124)
Acquisition of intangible assets	$—	$312
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2016 and 2015

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
In August 2014, the Financial Accounting Standards Board (FASB) issued a new standard, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". This standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.
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

In February 2016, the FASB issued new guidance related to the accounting for leases by lessees. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. The new guidance will be effective for us on January 1, 2019. We will be evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued new guidance that is intended to simplify several aspects of the accounting for stock-based compensation, including the treatment of forfeitures, income taxes and statutory tax withholding requirements. The new guidance will be effective for us on January 1, 2017; with early adoption permitted beginning January 1, 2016. We will be evaluating the effect that the guidance will have on our consolidated financial statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements to be implemented that are of significance or potential significance to RealNetworks.

Note 3	Acquisitions & Disposals

2015 Sale of Slingo and social casino business. On July 24, 2015, we entered into an agreement to sell the Slingo and social casino portion of our games business, including substantially all of the related assets and liabilities, as well as the stock of Backstage Technologies Incorporated, to Gaming Realms plc. Of the total transaction price of $18.0 million, $10.0 million was paid in cash at closing on August 10, 2015 and $4.0 million was paid in cash on August 10, 2016. The remaining $4.0 million will be payable either all in cash or a mix of cash and Gaming Realms plc stock, at our election, on August 10, 2017. We recognized the gain related to the 2016 payment in Gain (loss) on investments, net on the statement of operations. Based on several factors, including the timing of the receipt of the remaining $4.0 million consideration, we deferred the remaining gain of $4.0 million and will recognize that gain upon realization.

Note 4	Stock-Based Compensation
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total stock-based compensation expense	$778	$1,178	$4,557	$3,761
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.00%	1.27%	1.25%	1.26%
Expected life (years)	3.8	3.8	4.6	4.3
Volatility	32%	35%	35%	37%

The total stock-based compensation amounts for 2016 and 2015 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the nine months ended September 30, 2016 was stock compensation expense recorded in the first quarter of 2016 related to our 2015 incentive bonuses paid in fully vested restricted stock units which were authorized and granted in the first quarter of 2016.

As of September 30, 2016, $4.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Option Exchange

As previously disclosed in our SEC filings, on September 19, 2016 our shareholders approved amendments to our stock plans to allow for an option exchange program. The program, which launched on November 3, 2016, offers eligible employees and certain other service providers an opportunity to exchange certain outstanding options, with a per share exercise price in excess of $4.33, for new awards.  We currently expect to incur additional stock based compensation due to this exchange beginning in the fourth quarter of fiscal year 2016, which will be determined based upon participation in the program.

Note 5	Rhapsody Joint Venture
As of September 30, 2016 we owned approximately 42% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2016 and $0.7 million and $13.8 million for the quarter and nine months ended September 30, 2015. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of September 30, 2016, the carrying value of our Rhapsody equity investment is zero, as we do not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero unless we commit to provide financial support for Rhapsody.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$54,306	$52,769	$160,269	$149,156
Gross profit	15,195	9,552	29,288	25,395
Net income (loss)	1,632	(6,335)	(11,421)	(27,320)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2016				September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$27,401	$—	$—	$27,401	$27,401
Money market funds	49	—	—	49	49
Corporate notes and bonds	—	10,834	—	10,834	10,834
Total cash and cash equivalents	27,450	10,834	—	38,284	38,284
Short-term investments:
Corporate notes and bonds	—	42,465	—	42,465	42,460
Total short-term investments	—	42,465	—	42,465	42,460
Restricted cash equivalents and investments	—	2,700	—	2,700	2,700
Equity investment in publicly traded securities	2,041	—	—	2,041	362
Warrant issued by Rhapsody (included in Other assets)	—	—	941	941	—
Total	$29,491	$55,999	$941	$86,431	$83,806

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2015				December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$23,152	$—	$—	$23,152	$23,152
Money market funds	5,061	—	—	5,061	5,061
Corporate notes and bonds	—	19,102	—	19,102	19,102
Total cash and cash equivalents	28,213	19,102	—	47,315	47,315
Short-term investments:
Corporate notes and bonds	—	51,814	—	51,814	51,862
Total short-term investments	—	51,814	—	51,814	51,862
Restricted cash equivalents and investments	—	2,890	—	2,890	2,890
Equity investment in publicly traded securities	1,721	—	—	1,721	362
Warrant issued by Rhapsody (included in Other assets)	—	—	1,053	1,053	—
Total	$29,934	$73,806	$1,053	$104,793	$102,429

Restricted cash equivalents and investments as of September 30, 2016 and December 31, 2015 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2016 and 2015 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2016 and December 31, 2015 were also not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2016 (in thousands):

Estimated Fair Value
Within one year	$39,565
Between one year and five years	2,900
Total short-term investments	$42,465
Our equity investment in a publicly traded company as of September 30, 2016 and December 31, 2015 consisted of J-Stream Inc., a Japanese media services company. This equity investment is accounted for as available for sale. During the nine months ended September 30, 2015, we sold a portion of J-Stream shares we held, resulting in cash proceeds of $0.5 million and a pre-tax gain of $0.4 million.
In October 2016, we completed the sale of the remaining investment in J-Stream, Inc, resulting in cash proceeds of $3.3 million and a realized pre-tax gain of $3.0 million. The impact of this transaction will be reflected in our fourth quarter financial statements.
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other 43% stockholder. The warrants were issued as compensation for past services provided by RealNetworks and the other 43% stockholder, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the nine months ended September 30, 2016, the decrease in the fair value of the warrants was insignificant.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2016 and 2015, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 12, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2015	$765	$158
Addition (reduction) to allowance	52	15
Amounts written off	(6)	(3)
Foreign currency translation	29	—
Balances, September 30, 2016	$840	$170
One customer accounted for 57% and one other customer accounted for 14% of trade accounts receivable as of September 30, 2016. At December 31, 2015, one customer accounted for 52% and one other customer accounted for 12% of trade accounts receivable.
One customer accounted for 32% or $9.9 million of consolidated revenue during the quarter ended September 30, 2016 and 31% or $27.9 million during the nine months ended September 30, 2016, which is reflected in our Mobile Services segment.
One customer accounted for 28% of consolidated revenue or $8.7 million during the quarter ended September 30, 2015 and for 25% of consolidated revenue or $24.2 million during the nine months ended September 30, 2015, which is reflected in our Mobile Services segment.

Note 8	Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$31,476	$30,851	$625	$30,182	$29,236	$946
Developed technology	24,725	24,253	472	24,047	23,244	803
Patents, trademarks and tradenames	3,801	3,674	127	3,717	3,398	319
Service contracts	5,447	5,447	—	5,269	5,201	68
Total	$65,449	$64,225	$1,224	$63,215	$61,079	$2,136

An asset purchase relating to our Games business was completed in the second quarter of 2016 and resulted in an intangible asset of $0.2 million.

In the third quarter of 2016 we recognized a gain of $2.0 million, net of transaction costs, to Gain (loss) on investments, net, as the result of a sale of a domain name to a third party.

No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2016 or 2015.

Note 9	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2015	$13,080
Effects of foreign currency translation	(106)
Balance, September 30, 2016	$12,974

Goodwill by segment (in thousands):

September 30, 2016
Consumer Media	$580
Mobile Services	2,096
Games	10,298
Total goodwill	$12,974

No impairment of goodwill was recognized in either of the nine months ended September 30, 2016 or in 2015.

Note 10	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2016	December 31, 2015
Royalties and other fulfillment costs	$2,515	$3,094
Employee compensation, commissions and benefits	5,381	5,958
Sales, VAT and other taxes payable	3,281	2,976
Other	5,370	5,292
Total accrued and other current liabilities	$16,547	$17,320

Note 11	Restructuring Charges
Restructuring and other charges in 2016 and 2015 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the nine months ended September 30, 2016	$1,297
Costs incurred and charged to expense for the nine months ended September 30, 2015	$5,563

Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2015	$1,404
Costs incurred and charged to expense for the nine months ended September 30, 2016	1,297
Cash payments	(2,279)
Accrued liability at September 30, 2016	$422

Note 12	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the quarter ended September 30, 2016, we recorded additional losses relating to a further reduction of office space at our corporate headquarters in Seattle, Washington. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2016 (in thousands) are as follows:

Accrued loss at December 31, 2015	$2,595
Additions and adjustments to the lease loss accrual, including estimated sublease income	2,287
Less amounts paid, net of sublease amounts	(1,257)
Accrued loss at September 30, 2016	3,625
Less current portion (included in Accrued and other current liabilities)	(1,824)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,801

Note 13	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investments
Accumulated other comprehensive income (loss), beginning of period	$1,464	$1,967	$1,297	$2,252
Unrealized gains (losses), net of tax effects of $42, $(56), $141 and $0	72	(596)	239	(488)
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, $0 and $(1)	—	—	—	(393)
Net current period other comprehensive income (loss)	72	(596)	239	(881)
Accumulated other comprehensive income (loss) balance, end of period	$1,536	$1,371	$1,536	$1,371
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(60,722)	$(59,501)	$(60,777)	$(57,504)
Translation adjustments	156	(880)	211	(2,877)
Reclassification adjustments for losses (gains) included in other income (expense)	272	(264)	272	(264)
Net current period other comprehensive income (loss)	428	(1,144)	483	(3,141)
Accumulated other comprehensive income (loss) balance, end of period	$(60,294)	$(60,645)	$(60,294)	$(60,645)
Total accumulated other comprehensive income (loss), end of period	$(58,758)	$(59,274)	$(58,758)	$(59,274)

Note 14	Income Taxes
As of September 30, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(3,056)	$(21,184)	$(26,574)	$(73,434)
Weighted average common shares outstanding used to compute basic EPS	36,805	36,191	36,693	36,134
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	36,805	36,191	36,693	36,134

Basic EPS	$(0.08)	$(0.59)	$(0.72)	$(2.03)
Diluted EPS	$(0.08)	$(0.59)	$(0.72)	$(2.03)
During the quarter and nine months ended September 30, 2016, 4.6 million and 4.8 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
The historical financial information presented has been recast to reflect the new segments and the new corporate expense presentation. Segment results for the quarters and nine months ended September 30, 2016 and 2015 (in thousands):
Consumer Media

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,482	$6,495	$18,608	$21,765
Cost of revenue	1,507	3,142	5,485	10,173
Gross profit	4,975	3,353	13,123	11,592
Operating expenses	4,271	6,421	13,940	19,882
Operating income (loss)	$704	$(3,068)	$(817)	$(8,290)

Mobile Services

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$17,683	$16,484	$51,445	$49,566
Cost of revenue	13,026	12,512	36,347	36,802
Gross profit	4,657	3,972	15,098	12,764
Operating expenses	8,075	11,093	26,653	35,153
Operating income (loss)	$(3,418)	$(7,121)	$(11,555)	$(22,389)

Games

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,886	$7,844	$18,962	$24,043
Cost of revenue	2,203	2,513	5,865	7,593
Gross profit	4,683	5,331	13,097	16,450
Operating expenses	4,649	6,431	14,669	23,833
Operating income (loss)	$34	$(1,100)	$(1,572)	$(7,383)

Corporate

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$4	$(77)	$(87)	$(99)
Operating expenses	5,705	10,750	16,948	23,718
Operating income (loss)	$(5,709)	$(10,673)	$(16,861)	$(23,619)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$10,642	$11,460	$31,379	$36,112
Europe	3,288	3,670	10,002	11,561
Republic of Korea	10,582	9,569	30,227	28,268
Rest of the World	6,539	6,124	17,407	19,433
Total net revenue	$31,051	$30,823	$89,015	$95,374

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	September 30, 2016	December 31, 2015
United States	$13,626	$16,821
Europe	4,194	4,898
Republic of Korea	211	282
Rest of the World	2,046	2,015
Total long-lived assets	$20,077	$24,016

Note 19	Related Party Transactions
 See Note 5, Rhapsody Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Mobile Services business generates revenue primarily from the sale of our SaaS services, which include ringback tones, music on demand, intercarrier messaging and our LISTEN platform, which we recently launched with a new carrier partner in Brazil. This business also includes revenue related to mobile RealTimes®, our recently introduced photo and video sharing application that is primarily sold through mobile carriers and related partners.
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

As of September 30, 2016, we had $80.7 million in unrestricted cash, cash equivalents and short-term investments, compared to $99.1 million as of December 31, 2015. The 2016 decrease of cash, cash equivalents, and short-term investments was due primarily to cash used in operating activities during the nine months of $22.3 million.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Total revenue	$31,051	$30,823	$228	1%	$89,015	$95,374	$(6,359)	(7)%
Cost of revenue	16,740	18,090	(1,350)	(7)%	47,610	54,469	(6,859)	(13)%
Gross profit	14,311	12,733	1,578	12%	41,405	40,905	500	1%
Gross margin	46%	41%			47%	43%
Operating expenses	22,700	34,695	(11,995)	(35)%	72,210	102,586	(30,376)	(30)%
Operating income (loss)	$(8,389)	$(21,962)	$13,573	62%	$(30,805)	$(61,681)	$30,876	50%
In the third quarter of 2016, our total consolidated revenue was flat as compared with the year-earlier period. Stable revenue resulted from an increase of $1.2 million in Mobile Services due to increased, low-margin music on demand revenue in Korea, offset in part by a decrease of $1.0 million in Games, due primarily to the sale of the Slingo and social casino games business in the third quarter of 2015. Although revenue was flat compared with the prior-year period, gross margin increased from 41% to 46% during the quarter ended September 30, 2016 driven mainly from an increase in gross margins due to efficiencies in our Consumer Media segment.
Cost of revenues decreased by $1.4 million for the three months ended September 30, 2016, due primarily from savings of $1.1 million from lower bandwidth costs in our Consumer Media business, as well as savings of $0.4 million realized following the sale of the Slingo and the social casino games business.
Operating expenses decreased by $12.0 million in the quarter ended September 30, 2016 compared with the prior year due, in part, to savings of $1.9 million realized from the sale of the Slingo and the social casino games business. Other factors contributing to the decrease in operating expenses were significant reductions in salaries and related personnel costs, professional service fees, marketing expenses and restructuring costs totaling $10.1 million, as described more fully below.
For the nine months ended September 30, 2016, our total consolidated revenue declined by $6.4 million, compared with the year-earlier period. Revenue decreased by $3.2 million in our Consumer Media business due to lower intellectual property licensing and subscriptions revenue. Additionally, Games revenue decreased by $5.1 million, primarily due to the $4.9 million decrease from the sale of the Slingo and social casino games business in the third quarter of 2015. The revenue from our continuing games business did not significantly fluctuate from the prior year. Revenues increased in our Mobile Services segment by $1.9 million, mainly due to increases in our low-margin music on demand businesses in Korea and the signing of new distribution agreements for our RealTimes mobile services which were partially offset by decreases in our ringback tones products. Overall gross margin increased to 47% from 43% for the year-earlier period driven by increased margin in our Consumer Media and Mobile Services segments as described in Segment Operating Results below.
Cost of revenues decreased by $6.9 million for the nine months ended September 30, 2016, due to lower bandwidth costs and lower licensing royalties in Consumer Media of $4.7 million, as well as savings of $2.0 million realized following the sale of the Slingo and the social casino games business.
Operating expenses decreased by $30.4 million in the nine months ended September 30, 2016, compared with the prior year due to our cost reduction efforts and to savings of $11.1 million realized from the sale of the Slingo and social casino games business. Other factors contributing to this decrease were reductions in personnel and related costs of $6.2 million, marketing expenses of $6.4 million and professional services costs of $2.1 million. These reductions were offset in part by the benefit recognized in the first quarter of 2015 relating to warrants received from Rhapsody, and higher stock compensation expense in 2016 resulting from the first quarter 2016 authorization and grant of fully vested equity awards as payment for 2015 incentive bonuses.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$6,482	$6,495	$(13)	—%	$18,608	$21,765	$(3,157)	(15)%
Cost of revenue	1,507	3,142	(1,635)	(52)%	5,485	10,173	(4,688)	(46)%
Gross profit	4,975	3,353	1,622	48%	13,123	11,592	1,531	13%
Gross margin	77%	52%			71%	53%
Operating expenses	4,271	6,421	(2,150)	(33)%	13,940	19,882	(5,942)	(30)%
Operating income (loss)	$704	$(3,068)	$3,772	123%	$(817)	$(8,290)	$7,473	90%

Total Consumer Media revenue for the quarter ended September 30, 2016 was flat as compared to the same quarter of fiscal 2015. Total Consumer Media revenue for the nine months ended September 30, 2016 declined $3.2 million when compared with the year-earlier period. Intellectual property licensing revenue declined by $2.2 million for the nine month period due primarily to the timing of contracts and contract renewals, of which $1.7 million occurred in the first quarter. Continuing declines in our subscription products of $1.1 million also contributed to the decline in Consumer Media revenue.
Cost of revenue decreased by $1.6 million during the quarter ended September 30, 2016, compared with the year-earlier period resulting in an increase in gross margin of 25 percentage points. The decrease in cost of revenue was primarily due to lower bandwidth costs of $1.1 million directly resulting from our ongoing efforts to optimize functionality and increase efficiencies.
Cost of revenue decreased by $4.7 million during the nine months ended September 30, 2016, compared with the year-earlier period resulting in an increase in gross margin of 18 percentage points. The decrease in cost of revenue was driven mainly by lower bandwidth costs of $2.8 million, as well as lower licensing royalties and support service costs.
Operating expenses decreased by $2.2 million in the quarter ended September 30, 2016, compared with the year-earlier period. The decrease was primarily due to reductions in salaries and related personnel costs of $0.9 million, marketing costs of $0.8 million, and professional services costs of $0.3 million.
Operating expenses decreased by $5.9 million in the nine months ended September 30, 2016, compared with the year-earlier period. The decrease was primarily due to reductions in salaries and related personnel costs of $3.8 million, marketing costs of $1.8 million, and professional services costs of $1.1 million. These declines were offset, in part, by an acceleration of depreciation expense in the first quarter related to the obsolescence of e-commerce assets as we moved the platform to a third party cloud service.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$17,683	$16,484	$1,199	7%	$51,445	$49,566	$1,879	4%
Cost of revenue	13,026	12,512	514	4%	36,347	36,802	(455)	(1)%
Gross profit	4,657	3,972	685	17%	15,098	12,764	2,334	18%
Gross margin	26%	24%			29%	26%
Operating expenses	8,075	11,093	(3,018)	(27)%	26,653	35,153	(8,500)	(24)%
Operating income (loss)	$(3,418)	$(7,121)	$3,703	52%	$(11,555)	$(22,389)	$10,834	48%

Total Mobile Services revenue increased by $1.2 million in the quarter ended September 30, 2016 compared with the prior-year period. This increase was driven by increases of $1.2 million in our low-margin music on demand business in Korea, as well as an increase of $0.4 million from sales of system integration services. These increases were offset in part by a decline of $0.7 million from our ringback tones services.
Total Mobile Services revenue increased by $1.9 million in the nine months ended September 30, 2016, compared with the prior-year period. This increase was driven by increases of $3.7 million in our low-margin music on demand business in Korea, as well as an increase of $1.5 million from system implementations for our carrier partners. These increases were offset in part by decreases in revenue from our ringback tones business of $2.1 million and $0.7 million from our Helix product, which we no longer sell.
Cost of revenue increased by $0.5 million in the quarter ended September 30, 2016 compared with the prior-year period. Higher costs of $1.1 million due to higher sales from our music on demand business were offset by savings from our other SaaS service offerings.
Cost of revenue decreased by $0.5 million in the nine months ended September 30, 2016 compared with the prior-year period, primarily from savings related to our SaaS service offerings, such as professional services, ringback tones and from our RealTimes mobile services. These declines were offset in part by an increase in music on demand service costs directly related to the higher revenue during the nine months ended September 30, 2016.
Operating expenses decreased by $3.0 million and $8.5 million for the quarter and nine months ended September 30, 2016 compared with the year-earlier periods. These decreases were primarily due to reductions in salaries and related personnel costs of $1.5 million and $4.3 million, as well as lower marketing expense of $1.3 million and $3.8 million for the quarter and nine months ended September 30, 2016, respectively.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$6,886	$7,844	$(958)	(12)%	$18,962	$24,043	$(5,081)	(21)%
Cost of revenue	2,203	2,513	(310)	(12)%	5,865	7,593	(1,728)	(23)%
Gross profit	4,683	5,331	(648)	(12)%	13,097	16,450	(3,353)	(20)%
Gross margin	68%	68%			69%	68%
Operating expenses	4,649	6,431	(1,782)	(28)%	14,669	23,833	(9,164)	(38)%
Operating income (loss)	$34	$(1,100)	$1,134	103%	$(1,572)	$(7,383)	$5,811	79%
Total Games revenue decreased by $1.0 million in the quarter ended September 30, 2016, compared with the year-earlier period primarily due to the sale of our Slingo and social casino games business in the third quarter of 2015. Revenue from this business was $1.0 million in the third quarter of 2015. The revenue from our continuing casual games business was flat as compared to the prior-year period, as a $0.5 million increase to our mobile games revenue was offset by a decrease in our other games revenue.
Total Games revenue decreased by $5.1 million in the nine months ended September 30, 2016, compared with the prior-year period primarily due to the sale of our Slingo and social casino games business in the third quarter of 2015. Revenue from this business was $4.9 million in the first nine months of 2015. The revenue from our casual games business did not significantly fluctuate. Our mobile games revenue increased by $2.0 million which was offset by a decrease in our other games revenue.
Cost of revenue decreased by $0.3 million and $1.7 million in the quarter and nine months ended September 30, 2016 compared with the prior-year periods. Decreases of $0.4 million and $2.0 million were primarily due to savings realized following the sale of the Slingo and social casino games business offset, in part, by an increase in app store fees related to our mobile revenue growth in the casual games business.
Operating expenses declined by $1.8 million and $9.2 million in the quarter and nine months ended September 30, 2016, compared with the prior-year period. The decreases in expense were due to savings of $1.9 million and $11.1 million in the quarter and nine month periods from the 2015 sale of our Slingo and social casino games business. These decreases were partially offset by increases in research and development salaries and related personnel costs from our continuing casual games business.
Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue	$4	$(77)	$81	105%	$(87)	$(99)	$12	12%
Operating expenses	5,705	10,750	(5,045)	(47)%	16,948	23,718	(6,770)	(29)%
Operating income (loss)	$(5,709)	$(10,673)	$4,964	47%	$(16,861)	$(23,619)	$6,758	29%
Operating expenses decreased by $5.0 million in the quarter ended September 30, 2016 compared with the year-earlier period. The decrease was primarily due to $3.5 million lower restructuring charges in 2016 compared to 2015 and reductions in salary, benefit and professional service expenses of $0.6 million as well as lower expenses for facilities and support services as a result of our reduction of office space at our corporate headquarters and ongoing cost reduction efforts.
Operating expenses decreased by $6.8 million in the nine months ended September 30, 2016 compared with the year-earlier period. The decrease from the prior-year period was due to a decrease of $4.3 million relating to restructuring charges, as well as a reduction of $1.6 million in salary, benefit and professional service expenses and lower expenses for facilities and support services as a result of our reduction of office space at our corporate headquarters and ongoing cost reduction efforts. These decreases were offset in part by the benefit of $1.2 million relating to the warrants received from Rhapsody in the first quarter of 2015 and an increase in stock compensation expense of $0.8 million in 2016 due in part to the authorization and granting of fully vested equity awards for our 2015 incentive bonuses in the first quarter of 2016.

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

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$6,699	$10,501	$(3,802)	(36)%	$23,185	$34,681	$(11,496)	(33)%
Sales and marketing	7,183	11,938	(4,755)	(40)%	24,157	38,822	(14,665)	(38)%
General and administrative	7,086	7,021	65	1%	21,380	21,312	68	—%
Restructuring and other charges	499	3,114	(2,615)	(84)%	1,297	5,563	(4,266)	(77)%
Lease exit and related charges	1,233	2,121	(888)	(42)%	2,191	2,208	(17)	(1)%
Total consolidated operating expenses	$22,700	$34,695	$(11,995)	(35)%	$72,210	$102,586	$(30,376)	(30)%
Research and development expenses decreased by $3.8 million in the quarter ended September 30, 2016, compared with the year-earlier period. The decrease was primarily due to $1.5 million from an overall reduction in salaries and benefits costs and professional service fees, a $0.8 million reduction from the sale of our Slingo and social casino games business, and lower expenses for facilities and support services as a result of our reduction of office space at our corporate headquarters and ongoing cost reduction efforts.
Research and development expenses decreased by $11.5 million in the nine months ended September 30, 2016 compared with the year-earlier period. The decrease was primarily due to a $5.0 million reduction from the sale of our Slingo and social casino games business and $4.3 million from a reduction in salaries and benefits costs and professional service fees.

Sales and marketing expenses decreased by $4.8 million in the quarter ended September 30, 2016 compared with the year-earlier period. The decrease was due to a $2.5 million reduction in marketing expense, a $0.9 million reduction from the sale of our Slingo and social casino games business, as well as an overall decrease of $0.7 million in salaries, benefits, and professional service fees.
Sales and marketing expenses decreased by $14.7 million in the nine months ended September 30, 2016 compared with the year-earlier period. The decrease was primarily due to a $4.9 million reduction from the sale of our Slingo and social casino games business, $2.3 million of decreases in salaries and benefits costs and professional service fees and a decrease in marketing expenses of $6.2 million. These decreases were offset in part by an increase in stock compensation expenses for the fully vested equity awards authorized and granted for our 2015 incentive bonuses in the first quarter of 2016.
General and administrative expenses were flat for the quarter ended September 30, 2016, compared with the year-earlier period, primarily due to the sale of our Slingo and social casino games business in 2015 and an overall decrease in salaries, benefits and professional fees, offset by accelerated depreciation expense in the quarter, due in part to a reduction in space at our corporate headquarters.
General and administrative expenses were also flat for the nine months ended September 30, 2016 compared with the year-earlier period. In the current year, we recognized savings from the sale of our Slingo and social casino games business, as well as savings due to decreased salaries, benefits and professional services fees. These decreased costs were offset by the benefit recognized in 2015 relating to warrants received from Rhapsody and accelerated depreciation expense in 2016 due in part to a reduction in space at our corporate headquarters.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 11, Restructuring Charges and Note 12, Lease Exit and Related Charges, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest income, net	$119	$147	$(28)	(19)%	$316	$597	$(281)	(47)%
Gain (loss) on investments, net	6,021	(615)	6,636	NM	5,978	(222)	6,200	NM
Equity in net loss of Rhapsody	(233)	(735)	502	68%	(629)	(13,831)	13,202	95%
Other income (expense), net	(243)	297	(540)	(182)%	(515)	628	(1,143)	(182)%
Total other income (expense), net	$5,664	$(906)	$6,570	725%	$5,150	$(12,828)	$17,978	140%

Gain (loss) on investments, net, increased $6.6 million and $6.2 million for the three- and nine-months ended September 30, 2016, respectively. The increases were due to the collection and recognition of the first anniversary payment of $4.0 million from our 2015 sale of Slingo and social casino business and to the receipt of proceeds of $2.0 million, net of transaction costs, from the sale of a domain name, both in the third quarter of 2016.
We account for our investment in Rhapsody under the equity method of accounting, as described in Note 5, Rhapsody Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Other income (expense), net, for the three and nine months ended September 30, 2016 reflected an expense of $0.2 million and $0.5 million, respectively, compared with income reflected in the same periods of 2015. The expense in the current year periods was due primarily to the release in the current period of a $0.3 million cumulative foreign exchange translation loss out of other comprehensive income related to the liquidation of an investment in one of our foreign entities. In the the third quarter of 2015, we recognized a net gain of $0.2 million due to liquidation of investments in foreign entities.
Income Taxes

During the quarters ended September 30, 2016 and 2015, we recognized an income tax expense of $0.3 million and an income tax benefit of $1.7 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2016 and 2015, we recognized income tax expense of $0.9 million, and an income tax benefit of $1.1 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter and nine months ended September 30, 2016 was largely the result of an income tax benefit related to the sale of the Slingo and social casino games business recognized in the quarter ending September 30, 2015 and changes in our jurisdictional income.
As of September 30, 2016, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2015 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2016. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and nine months ended September 30, 2016, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2016 is minimal.
As of September 30, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
United States	$10,642	$11,460	$(818)	(7)%	$31,379	$36,112	$(4,733)	(13)%
Europe	3,288	3,670	(382)	(10)%	10,002	11,561	(1,559)	(13)%
Republic of Korea	10,582	9,569	1,013	11%	30,227	28,268	1,959	7%
Rest of world	6,539	6,124	415	7%	17,407	19,433	(2,026)	(10)%
Total net revenue	$31,051	$30,823	$228	1%	$89,015	$95,374	$(6,359)	(7)%
Revenue in the United States declined by $0.8 million in the quarter ended September 30, 2016 compared with the year-earlier period. The decline was primarily due to the sale of our Slingo and social casino business in the third quarter of 2015.
Revenue in the United States declined by $4.7 million in the nine months ended September 30, 2016 compared with the year-earlier period. The decline was primarily due to the sale of our Slingo and social casino business in the third quarter of 2015. In addition, we had a decrease of $1.5 million from our Consumer Media business offset by increases in both our Mobile Services and continuing Games businesses.
Revenue in Europe declined by $0.4 million and $1.6 million in the quarter and nine months ended September 30, 2016, respectively, compared with the year-earlier periods. The decreases were due to similar declines in both our Games revenue and and our Mobile Services revenue in each of the periods.

Revenue in Korea increased by $1.0 million in the quarter ended September 30, 2016 compared with the year-earlier period. Of this increase, $1.1 million was generated from our Mobile Services business from our low-margin music on demand services.
Revenue in Korea increased by $2.0 million in the nine months ended September 30, 2016 compared with the year-earlier period. The increase, which was in our Mobile Services business, was due primarily to a $3.8 million increase in low-margin music on demand revenue offset in part by a $1.2 million decrease from our Consumer Media business.
Revenue in the rest of world increased by $0.4 million in the quarter ended September 30, 2016 compared with the year-earlier period. The increase was due to higher revenue in our Consumer Media business.
Revenue in the rest of world decreased by $2.0 million in the nine months ended September 30, 2016 compared with the year-earlier period. The decrease was primarily due to lower Mobile Services revenue of $1.4 million and lower revenue in our Consumer Media business of $0.3 million.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2016	December 31, 2015
Working capital	$73,245	$91,373
Cash, cash equivalents, and short-term investments	80,749	99,129
Restricted cash equivalents and investments	2,700	2,890

The 2016 decrease of cash, cash equivalents, and short-term investments from December 31, 2015 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $22.3 million in the first nine months of 2016.

The following summarizes cash flow activity (in thousands):

	Nine months ended September 30,
	2016	2015
Cash provided by (used in) operating activities	$(22,294)	$(55,969)
Cash provided by (used in) investing activities	13,490	17,229
Cash provided by (used in) financing activities	(677)	228
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $33.7 million less in the nine months ended September 30, 2016 as compared to the same period in 2015. Cash used in operations was less due primarily to a lower operating loss in 2016 than the same period in the prior year, driven mainly by our ongoing cost reduction efforts, as previously discussed.
For the nine months ended September 30, 2016, cash provided by investing activities of $13.5 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $9.3 million, the receipt of proceeds of $4.0 million from the first anniversary payment relating to the 2015 sale of the Slingo and social casino games business, and the receipt of $2.1 million relating to the sale of a domain name, both of which occurred in the third quarter of 2016. These increases were partially offset by purchases of equipment, software and leasehold improvements of $2.0 million.

For the nine months ended September 30, 2015, cash provided by investing activities of $17.2 million was primarily due to sales and maturities, net of purchases, of short-term investments of $8.0 million and the $10 million cash received from the 2015 sale of the Slingo and social casino games business, partially offset by purchases of equipment, software and leasehold improvements of $1.1 million.
Cash used in financing activities for the nine months ended September 30, 2016 was $0.7 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock.
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
As of September 30, 2016, approximately $16.4 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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
As of September 30, 2016, $16.4 million of the $80.7 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2016, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2016. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2016, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2016, we had investments in voting capital stock of both publicly traded and privately held technology companies for business and strategic purposes. See Note 1, Description of Business and Summary of Significant Accounting Policies - Valuation of Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for these investments, including the analysis of other-than-temporary impairments.
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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2016 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to sustain our current level of operations and to implement our growth plans, we must successfully monetize our products and services. The process of developing and distributing products and services is complex, costly and uncertain, and is subject to a number of risks. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, and a limited number of dominant distribution partners. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services that we introduce, or that we have launched, could increase the current rate of decline in our market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing or have introduced will meet the needs of a large enough group of consumers, which may result in no return or a loss on our investments. Moreover, if we are unsuccessful in securing profitable distribution channels with new partners, including mobile carriers, strengthening channels with existing partners, and monetizing our products and services, our revenue will continue to decline and our business will suffer.
Over the past four years, we have invested heavily in the development of new products and enhanced features for such products, and we expect to continue to invest both in further development and in sales and marketing efforts aimed at monetizing certain of these products and services. If we are unable to generate sustained interest in these products and services, and therefore drive revenue growth, our financial results and cash position will continue to be materially negatively impacted.
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
The trading price for our common stock has a history of volatility. Our recent stock price history shows a downward trend, with a closing price of $4.55 on October 25, 2016, and a range from $3.04 to $5.10 per share during the 52-week period ended September 30, 2016. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate or continue to decline from period to period, which may contribute to volatility or continued weakness of our stock price.
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
In accordance with accounting principles generally accepted in the United States, we are required to test goodwill for possible impairment on an annual basis based upon a fair value approach, or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of September 30, 2016 was $20.1 million.

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

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: November 4, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer letter dated September 13, 2016 between RealNetworks, Inc. and William Patrizio

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