Form 10-K/A
period 2016-12-31
REALNETWORKS INC
filed 2017-04-28
CIK 1046327

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $99 million on June 30, 2016, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 10% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 37,099,463.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on February 27, 2017, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2017 annual meeting of shareholders. Our 2017 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 15, 2017. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	55	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	52	Director (1)	1	2015
Christopher R. Jones	48	Director (1)	3	2016
Dawn G. Lepore	63	Director (2, 3*)	1	2013
Janice Roberts	61	Director (2*, 3)	2	2010
Michael B. Slade	59	Director	2	2011
Dominique Trempont	62	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Christopher R. Jones Age 48 Director since 2016
Mr. Jones serves as Engineering Director for Microsoft Corporation, leading the engineering team for Microsoft Health spanning mobile, web, and cloud services, a position he has held since October 2015. Previously, from February 2000 to October 2015, Mr. Jones served as a Corporate Vice President in various business divisions at Microsoft, including OneDrive & SharePoint, Windows Services, and Windows, where he led the engineering teams for several Microsoft products, such as OneDrive and OneDrive for Business, SharePoint Online and SharePoint Server, Outlook.com and other consumer services, and Windows XP. Mr. Jones joined Microsoft in August 1991, and held several program management and engineering roles prior to being named a Corporate Vice President. Mr. Jones currently serves on the Board of Trustees of The Bush School. Mr. Jones holds a B.S. degree in mathematical and computational sciences from Stanford University.
Senior leadership experience Extensive experience in software engineering and development

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Dawn G. Lepore Age 63 Director since 2013
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Ms. Lepore has served on the board of directors of Quotient Technology Inc. since February 2012. She previously served on the board of directors of AOL Inc. from October 2012 to its sale to Verizon Communications Inc. in July 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. Ms. Lepore holds a B.A. degree from Smith College.

Senior executive leadership and business strategy experience

Executive-level experience with technology companies

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public and private companies

Dominique Trempont Age 62 Director since 2010
Mr. Trempont has served, since February 2011, as a director of Daily Mail and General Trust plc, a producer of media content, information analytics and events for businesses and consumers. Mr. Trempont has also served, since July 2008, as a director of Energy Recovery, Inc., a manufacturer of energy efficient recovery devices that enable the economic transformation of sea water into drinkable water and recover the energy contained in industrial flows in oil, gas and fracking applications; he serves as Chair of the Audit Committee of Energy Recovery, Inc. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010; he served as Chair of the Audit Committee of 3Com. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card and mobile apps company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont currently serves as a director of privately held on24, Inc., a cloud provider of marketing automation solutions. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

Senior leadership experience

Management advisory experience

Global financial and M&A expertise

Executive-level experience with technology companies, with particular expertise in software companies, and business-to-business and business-to-consumer sales models

Experience through service as a director of global public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 2 Directors
Janice Roberts Age 61 Director since 2010
Ms. Roberts serves as a Partner on the investment team of Benhamou Global Ventures, an early-stage venture capital firm based in Silicon Valley. As a Partner, she advises a portfolio of private companies. From 2000 to 2013, Ms. Roberts served as Managing Director of Mayfield Fund where she continued as a venture advisor until 2014. Ms. Roberts’ current areas of investment interest include enterprise information technology, SaaS-based productivity and analytics, mobile infrastructure and applications and the Internet of Things. From 1992 to 2000, Ms. Roberts was employed by 3Com Corporation, a networking equipment company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures and Senior Vice President Global Marketing and Business Development. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was Managing Director and President of BICC Data Networks Ltd., a networking equipment company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of publicly traded Zebra Technologies, an industry leader in enterprise asset intelligence providing solutions and services for real-time visibility of operations, since October 2013, and Zynga, Inc., a leading developer of popular social and mobile games, since February 2017. Most recently, she served as a director of publicly traded ARM Holdings, Plc, a leading semiconductor IP company for mobile and consumer devices, from June 2011 until its acquisition by SoftBank Group Corporation in September 2016. Ms. Roberts serves on the board of directors of GBx Global, an organization supporting entrepreneurship and technology businesses spanning the U.K. and U.S. She also sits on the advisory board of Illuminate Ventures. Ms. Roberts holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.

Senior leadership experience, in the U.S. and Europe

Management advisory experience

Executive-level experience with global technology companies, including companies focused on networking, mobile and wireless communications technologies, consumer and enterprise

Experience investing in and advising early- and later-stage companies

Experience through service as a director of public, private and nonprofit companies in the U.S., Europe and Asia, including service on audit, compensation, and nominating and governance committees of the board

Michael B. Slade Age 59 Director since 2011
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
Class 3 Directors
Bruce A. Jaffe Age 52 Director since 2015
Mr. Jaffe serves as Chief Executive Officer of Donuts, Inc., an early stage, privately held operator of top-level domain names, since January 1, 2017. He is also a consultant and investor with Three Point Group, LLC, which he founded in 2008 and which focuses on early stage and growth technology companies. Mr. Jaffe served as Chief Financial Officer and EVP Corporate Development of Glam Media, a privately held media company, from May 2010 to December 2011. From June 1995 through February 2008, Mr. Jaffe held various positions at Microsoft Corporation, most recently serving as its Corporate Vice President, Corporate Development. Mr. Jaffe serves as a director of several privately held companies, including Donuts, Inc. Mr. Jaffe holds a B.S. degree from UC Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

Senior executive leadership and business strategy experience

Management advisory and finance experience

Experience investing in and advising early stage companies

Experience through service as a director of private companies

Robert Glaser Age 55 Director since 1994
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

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current and imminent executive officers as of April 28, 2017 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Cary Baker *	41	Senior Vice President, Chief Financial Officer and Treasurer (as of May 5, 2017)
Michael Parham	53	Senior Vice President, General Counsel and Corporate Secretary
William Patrizio	54	President, Consumer Media
Massimiliano Pellegrini	49	President, Mobile Services
Marjorie Thomas *	58	Senior Vice President, Chief Financial Officer and Treasurer (until May 5, 2017)

*
As reported in the current reports on Form 8-K filed March 10, 2017 and April 27, 2017, Ms. Thomas will depart from RealNetworks effective May 5, 2017 and Mr. Baker will succeed Ms. Thomas as Senior Vice President, Chief Financial Officer and Treasurer effective on such date.

Cary Baker will become our Senior Vice President, Chief Financial Officer and Treasurer on May 5, 2017. Mr. Baker most recently served as Chief Financial Officer of HEAT Software, Inc., a global provider of cloud-based IT service management and endpoint management software solutions, from its formation in February 2015 through April 2017. From March 2014 to October 2016, Mr. Baker also served as Chief Financial Officer of NetMotion Software, a provider of mobile security and performance management software solutions, and an affiliate of HEAT Software. From May 2010 to November 2013, he held key financial leadership roles at Clearwire Corporation, including most recently as Vice President Finance from May 2011. Mr. Baker’s earlier experience includes financial leadership roles at Boost Mobile and Sprint Corporation. Mr.

Baker holds an M.B.A. from the Kelley School of Business at Indiana University and a Bachelor of Science degree in finance from the University of Idaho.
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
William Patrizio joined RealNetworks in September 2016 as President, Consumer Media.  Prior to joining Real, he led Opaka Partners, a consulting firm that he founded in 2013. Previously, he served as chief executive officer and as a member of the board of directors of Red Bee Media, a creative, broadcast, and digital media software and services company based in the U.K., which was sold to Ericsson in May 2014, and prior to that he was president of the broadcast services division of Technicolor SA, a French corporation providing products and services for the communications, media, and entertainment industries, which division was sold to Ericsson in July 2012. Bill also previously served as senior vice president and chief procurement officer at JPMorgan Chase & Co., senior vice president, strategic sourcing and procurement at The Walt Disney Company, and held various senior operations, sales, and marketing positions at Universal Studios, Joseph E. Seagram & Sons and Kellogg Company. Bill is currently an industry advisor with Silverwood Partners.  He holds an M.B.A. in finance and a bachelor's degree in marketing from Iona College.
Massimiliano Pellegrini joined RealNetworks in February 2013, currently serving as President, Mobile Services since April 2016, and previously serving as President, Products and Marketing since June 2014 and President of our Mobile Entertainment business since February 2013. Prior to joining RealNetworks, Mr. Pellegrini served as Chairman and Chief Executive Officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
Marjorie Thomas has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2015 and will depart from RealNetworks effective May 5, 2017. Prior to joining RealNetworks, Ms. Thomas served as Vice President of Corporate Finance and Treasurer for Intuit Inc., from April 2011 to August 2014. She had previously served as Senior Vice President, Finance, Corporate Controller at Sony Electronics Inc., from 2006 to March 2011, and, since 1986, held several positions within Hewlett-Packard Company. Ms. Thomas holds a Bachelor of Arts degree in accounting from Boise State University.
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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2016, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except that the vesting of 1,250 restricted stock units held by Michael Parham, and the related withholding of 341 shares to cover taxes, on March 24, 2016, which should have been reported within two business days, was reported late on a Form 4 filed September 27, 2016.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2016 annual meeting of RealNetworks shareholders filed with the SEC on August 8, 2016.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Trempont, Jaffe and Jones. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Trempont as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Trempont is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers.
EXECUTIVE SUMMARY FOR 2016
Overview. In 2016, RealNetworks made significant progress on two of the three major financial goals previously established by management: stabilizing its businesses and achieving quarter-over-quarter revenue growth. Over the past few years, management has carefully assessed the company's products and services, both newly launched and legacy, and sharpened the focus on its plan to achieve sustainable growth and profitability. During the first quarter of 2016, we reorganized the management of our businesses to better align products and services, and related resources, for improved efficiencies and strategic positioning. Throughout 2016, Rob Glaser has continued to guide all company efforts as our Chief Executive Officer and Chairman. Max Pellegrini, as President of Mobile Services, manages the digital media services we provide to mobile and online service providers, and 2016 saw continued progress in the deployment of these services through Tier 1 carriers around the world. Bill Patrizio joined RealNetworks in September 2016 to lead the Consumer Media business, driven by our RealPlayer media player software. In addition to continuing consumer sales and technology licensing, 2016 was a pivotal year for this business with the release of next-generation RMHD codec technology. We have continued to operate our Europe-based casual games business, which focused its efforts in 2016 on in-house game development and building a solid mobile games base. Also in 2016, our corporate management team successfully led efforts to streamline operations and reduce overhead expenses, resulting in a significant year-over-year reduction in operating expenses.
Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. In general, the compensation to our named executive officers was consistent with 2015 compensation. The compensation package for our only executive officer hired in 2016, Mr. Patrizio, was also in line with our new-hire compensation levels for business executives.
Financial Results. Our financial results for 2016 show momentum towards our strategic goals, with revenue growth in the fourth quarter and a significant decline in operating expenses for the full year. Overall, our financial results reflect our efforts to build distribution channels, enhance our product portfolio, and streamline the organization, all of which continued throughout 2016. Consolidated revenue declined 4% from 2015 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP; but when omitting 2015 revenue from the casino games business, which was sold by us in August 2015, revenue was flat year over year reflecting overall stabilization driven by sales in our Mobile Services business. Gross profit improved slightly, by 1%, from 2015 to 2016 as we continued efforts to build efficient distribution channels for our products and services and invested in development, primarily in our Consumer Media and Games businesses. Operating expenses improved significantly over 2015, and our net loss improved from a loss of $81.8 million in 2015 to a loss of $36.6 million in 2016. Adjusted EBITDA, which we define below, improved from a loss of $45.8 million in 2015 to a loss of $21.6 million in 2016, primarily as we slowed our spending on new product development and focused more heavily on distribution opportunities for all business lines, and improved overall efficiencies. Based on these financial results, since our incentive bonus program for 2016 was heavily based on achievement against target revenue and adjusted EBITDA or divisional contribution margin goals, annual bonus incentives paid to our named executive officers were well below target levels.
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth plan and strategic initiatives. Given the turnover on the management team, however, there continues to be some level of year-over-year variation in executive compensation as different incentives have been required for recruitment and retention purposes.
Our named executive officers for 2016 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

William Patrizio	President, Consumer Media (Mr. Patrizio joined RealNetworks in September 2016)

Massimiliano Pellegrini	President, Mobile Services

Michael Parham	SVP, General Counsel and Corporate Secretary

Marjorie Thomas	SVP, Chief Financial Officer and Treasurer (Ms. Thomas will depart from the company effective May 5, 2017)
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2016, all of our named executive officers participated in the Executive Bonus Plan. Moreover, in a continuing effort to more closely align the interests of executives and shareholders and to conserve cash, the Compensation Committee determined that any payouts under the plan would be paid 50% in cash and 50% in the form of fully vested restricted stock units.
Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards, as evidenced by the long-term performance-based option awards granted to Mr. Glaser in 2014, 2015 and 2016. These awards become eligible to vest only upon achievement of significant total shareholder return goals (subject to continued service with us).
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
Please note that we define “adjusted EBITDA” as GAAP net income (loss) excluding the impact of the following: interest income (loss), income tax expense, gain on investments, equity in net loss of Rhapsody, depreciation and amortization, acquisitions-related intangible asset amortization, stock-based compensation, restructuring and other charges, and lease exit and related charges.
2016 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•	Of our five named executive officers for 2016, one executive, Mr. Patrizio, was newly hired in September 2016.

•
2016 incentive bonuses for named executive officers were lower than target levels and lower than in the prior year. Payouts of 2016 incentive bonuses were made to the named executive officers 50% in cash and 50% in the form of fully vested RSUs rather than 100% in cash in an effort to conserve the company's cash and to more closely align the interests of executives with those of the company's shareholders.

•
In December 2016, we completed an option exchange program that was approved by our shareholders at our annual meeting in September 2016. Along with all active RealNetworks employees, each of our named executive officers except for Mr. Glaser was eligible to participate in the option exchange program. Pursuant to the program, eligible options were exchanged for new awards, primarily options, on a one-for-one basis, with the new options having extended vesting terms and an exercise price equal to the closing price of RealNetworks common stock on December 6, 2016. Ms. Thomas and Messrs. Parham and Pellegrini received new options in exchange for their eligible options, with the incremental value of such securities reported in the tables that accompany this Compensation Discussion and Analysis. Outside of the shareholder-approved option exchange program, no new option awards were granted to Ms. Thomas, Mr. Parham or Mr. Pellegrini in 2016 and the only RSUs that these executives were granted in 2016 were awarded during the first quarter as payment under the 2015 bonus incentive plan so were not part of their 2016 compensation arrangements. Mr. Glaser, as CEO and Chairman, was ineligible to participate in the shareholder-approved exchange program, and Mr. Patrizio's new-hire option was ineligible for exchange based on the December 6 closing price.

•
Total cash compensation (comprised of cash salary plus full incentive bonuses approved under the 2016 Executive Bonus Plan even though such bonuses were paid half in cash and half in the form of equity) for the named executive officers was lower than in 2015, or flat in the case of Mr. Pellegrini. Moreover, total direct compensation for Ms. Thomas and for Mr. Parham was below the peer median; total direct compensation for Mr. Pellegrini was above the peer median, but well below the 75th percentile.

Highlights relating to our CEO:

•
Our CEO's total cash compensation for 2016, including cash salary, the salary option (as it was paid in lieu of cash), and the full incentive bonus (even though the bonus was paid 50% in cash and 50% in the form of fully vested RSUs), was lower than the prior year. The difference was due to the incentive bonus payout, which was lower than the prior year and well below target and, again, was partially paid in the form of fully vested RSUs. Base salary was consistent year over year and was not high relative to peer companies as it was near the 25th percentile of the peer group.

•
Of the total value of equity awards granted to our CEO in 2016, excluding the portion that related to the 2015 incentive bonus and thus has been reported as 2015 compensation, 85% was directly subject to performance objectives. Importantly, the remaining 15%, or $150,000, of our CEO's 2016 total equity was in lieu of cash salary for 2016, thus making a portion of his annual salary more performance based than if his salary had been paid solely in cash. There was no premium added to the option value when replacing the cash salary (i.e., $150,000 of salary for 2016 was granted as options in 2016). The company does not view the CEO's salary replacement options as long-term incentive compensation, therefore we view 100% of the CEO's equity compensation for 2016 as contingent on achieving a minimum stock price performance threshold.

•
Our CEO's total direct compensation for 2016 (comprised of salary, 2016 bonus, and equity awards, but excluding the 2015 bonus that was paid in the form of equity in early 2016) was just above the 25th percentile for peer group CEOs.

•
At the time of the grant of the long-term equity award to our CEO, in December 2016, the Compensation Committee's consultant provided data showing that the company's relative TSR versus that of the 2016 Peer Group (as defined below) was above the median for the one- and three-year periods.

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

•
Annual performance-based incentive bonus. We establish a performance-based incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to receive a bonus, typically paid in cash (although this was not the case for 2016 or 2015), upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are not guaranteed; although in the case of Mr. Patrizio, since he joined the company late in 2016, he was guaranteed a minimum bonus equal to his prorated target opportunity.

Bonuses in 2016 were not only below the target opportunity provided to each eligible named executive officer, except Mr. Patrizio as noted, but were paid 50% in cash and 50% in the form of fully vested RSUs, exhibiting discipline from a cash management perspective and a desire to more closely align executives' interests with shareholders.
Although a portion of the 2016 bonus and all of the 2015 bonus was paid in the form of fully vested RSUs, these equity awards were not considered to be equity compensation from the company's perspective as they were essentially cash-equivalent payments made pursuant to the Executive Bonus Plan for each of those years. Further, although the grants that relate to the 2015 Executive Bonus Plan are reported in the "2016 Grants of Plan-Based Awards" table that follows this Compensation Discussion and Analysis, the value of those awards is not included in 2016 total compensation for our named executive officers as it was more appropriately included in 2015 total compensation.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period. Other than our CEO and our newly hired executive, none of named executive officers received a long-term equity award in 2016; the shareholder-approved option exchange program that was completed in December 2016 served to refresh the equity holdings of our employees worldwide, including our executive officers (except Mr. Glaser, as he was ineligible to participate). Mr. Patrizio, our most recently hired executive, received a long-term inducement award upon his hire in September 2016. Mr. Glaser's 2016 long-term equity award was an option to purchase 400,000 shares that vests only upon achievement of a greater than 50% increase in total shareholder return over the three-year period following the grant date. Mr. Glaser also received an option award in 2016 to acquire 87,714 shares that was granted in lieu of $150,000 of cash salary; the company does not view this salary replacement option as part of Mr. Glaser's long-term equity compensation.

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
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2016, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his or her own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016 executive compensation levels, including long-term equity incentive compensation. The potential impact of our shareholder-approved option exchange program that closed on December 6, 2016 was also considered in the Compensation Committee's approach to long-term equity incentive compensation for the executive team. For 2015, compensation decisions were primarily based upon peer group and market data compiled by F.W. Cook in October of 2013, which was updated in part in October 2014. The peer group developed by F.W. Cook in October 2013 was comprised of the following 17 publicly traded, U.S.-based internet and software companies:
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
Angie's List, Inc.    eGain    Rosetta Stone Inc.
Autobytel Inc.    Glu Mobile    SeaChange International, Inc.
Avid Technology, Inc.    Harmonic Inc.    Spark Networks, Inc.
Blucora, Inc.    Leaf Group (fka Demand Media)    TechTarget, Inc.
Blue Nile, Inc.    Limelight Networks, Inc.    Travelzoo Inc.
Brightcove Inc.    Marchex, Inc.    United Online, Inc.
Carbonite, Inc.    QuinStreet, Inc.    XO Group Inc.
DHI Group
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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2016 annual meeting of shareholders, which took place in September 2016, our shareholders approved the compensation of our named executive officers as disclosed in our 2016 proxy statement by a vote of approximately 85% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2016 compensation of our executive officers had been made. More influential to 2016 compensation decision making was the 77% support of shareholders at the 2015 annual meeting. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2016 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2017 and future compensation programs for our executive officers.

2016 COMPENSATION
Chief Executive Officer Compensation
Mr. Glaser was named chief executive officer in July 2014, after having served as our chief executive officer from the founding of RealNetworks until January 2010, and then returning as interim chief executive officer in July 2012. When Mr. Glaser accepted the role of interim chief executive officer in July 2012, the Compensation Committee engaged F.W. Cook to assist in the design of a compensation package for Mr. Glaser. In connection with this engagement, F.W. Cook compiled a peer group, generally in line with the peer group established for the other executive officers in October 2013, and presented to the Compensation Committee its analysis and recommendations regarding the compensation arrangements for Mr. Glaser, which included base salary, annual performance-based cash bonus, and long-term, performance-based equity compensation. Based upon the F.W. Cook analysis, the Compensation Committee recommended, and the full Board of Directors approved, certain basic compensation arrangements that were in place on an interim basis through the first half of 2014 and then a more complete compensation package as reflected in the offer letter dated July 24, 2014 governing compensation for the second half of 2014 and beyond.
Mr. Glaser's compensation for 2016 was consistent with the compensation package approved by the Board in July 2014, upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, competitive factors and applicable regulatory requirements. For 2016, Mr. Glaser's compensation package included (i) an annualized base salary of $450,000, which was supplemented with $150,000 worth of stock options; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term performance-based equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2016 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2016 compensation was below the 25th percentile of the take-home total compensation for chief executive officers in the 2016 Peer Group companies. Mr. Glaser's 2016 equity compensation was fully performance based, with a long-term performance option covering 400,000 shares vesting only upon achievement of a greater than 50% increase in total shareholder return over the three-year period following grant, and an option award to acquire 87,714 shares that was issued in lieu of $150,000 of cash salary. In 2016, Mr. Glaser also received a fully vested RSU award that was paid in lieu of cash pursuant to the 2015 incentive bonus plan and, therefore, which we consider to be part of his total 2015 compensation package. The 2016 incentive bonus was paid, 50% in cash and 50% in the form of fully vested RSUs, during the first quarter of 2017.
Salary Options. Although Mr. Glaser's intended base salary value was $600,000, consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2016, granted on January 26, 2016, covered 87,714 shares of our common stock with an exercise price equal to $3.68 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of annual 2016 salary, the salary replacement options vested ratably each month over 2016 until fully vested as of December 31, 2016. This salary replacement option was granted pursuant to the 2005 Plan.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2016 Executive Bonus Plan, which is discussed in detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and adjusted EBITDA goals and shared strategic goals, plus his own individual, strategic objectives, all of which are set forth in the discussion below. At the time of adoption of the 2016 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would likely be paid to executives 50% in cash and 50% in the form of fully vested RSUs. Accordingly, during the first quarter of 2017, the Board approved a bonus for Mr. Glaser, pursuant to the 2016 Executive Bonus Plan, equal to $200,000 or 44% of his annual cash base salary, $100,000 of which was payable in cash and $100,000 of which was payable in a number of fully vested RSUs calculated using the closing price of the company's common stock on the NASDAQ Stock Market on March 15, 2017. The incentive bonus payout was higher than in the prior year because, as discussed in more detail below, the 2016 revenue goal, which comprised 50% of the bonus opportunity, was partially achieved (at 90% attainment) and the strategic goals, both the shared goals and the goals specific to Mr. Glaser, were deemed achieved in large part (at 74% attainment) by the Board and Compensation Committee.
Long-Term Performance-Based Equity Award. On December 22, 2016, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term performance-based option to purchase 400,000 shares of our common stock at an exercise price per share equal to $4.87, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with (i) the 2016 salary replacement option and (ii) the fully vested RSUs awarded in lieu of cash as payment of his 2015 incentive bonus, comprising the rest of his total 2016 equity awards. The 2016 annual performance option is eligible to vest upon the achievement, no later than the third anniversary of the grant date, of an absolute percentage increase in total shareholder return of RealNetworks' common stock, using a trailing 90-day average stock price (as adjusted to reflect any dividends), of greater than 50% over the closing price of RealNetworks' common stock as reported on the Nasdaq Stock Market on the grant date (the "TSR Goal"), and if the TSR Goal is achieved and subject to Mr. Glaser's continued employment with us through the date on which the Board certifies achievement of the TSR Goal, then the performance option shall vest at a rate of 1/48th each month following the grant date for a total vesting period of four years, with retroactive vesting upon the achievement of the TSR Goal if applicable, but in each case subject to Mr. Glaser's continued employment with us. The performance option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan.
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
Mr. Glaser’s long-term incentive value for 2016, excluding the salary replacement option and 2015 incentive bonus equity, was higher than in 2015 but still lower, in terms of dollar value, from 2014, and was below the peer median. The Board's goal in awarding this long-term equity was to provide strong incentive for Mr. Glaser to strategically drive the company toward its goals of sustainable growth and profitability, resulting in improvements in total return to shareholders. The Compensation Committee's view is that Mr. Glaser’s annual equity was 100% performance-based, since the long-term option requires a minimum 50% price increase to be eligible to vest.
The following table shows equity awards granted to Mr. Glaser in 2016, 2015 and 2014 based on the grant date fair value:

	Annual Equity Awards			Grants Outside the Annual Equity Award Program (1)
	Performance-based Options	Time-based Options	Total Annual Equity	Prior Year Salary Options	Current Year Salary Options	CEO Promotion RSUs	Total Equity Awards
2016	$852,000	$—	$852,000	$—	$150,000	$—	$1,002,000
2015	$268,000	$—	$268,000	$—	$150,000	$—	$418,000
2014	$1,096,000	$—	$1,096,000	$149,999	$149,997	$749,998	$1,395,996

(1)
Also in 2016, Mr. Glaser was awarded 95,338 fully vested RSUs as full payment of his 2015 incentive bonus. As described above, the incentive bonus has historically been paid in cash, however, for cash management purposes, the 2015 incentive bonus awards were paid to executives, including Mr. Glaser, in the form of fully vested RSUs. The 2016 incentive bonuses were paid 50% in cash and 50% in the form of fully vested RSUs. Even though paid in full or in part in equity, the board of directors does not consider equity awarded in connection with the executive bonus program to be part of an executive's equity compensation.

Stock Ownership. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary.
Overall CEO Compensation Package. Our Board of Directors and our Compensation Committee believe that the 2016 compensation arrangements for Mr. Glaser were appropriate, in particular given that a significant portion, just over 66%, of the value of his 2016 compensation is equity-based, with over three-fourths of that requiring a greater than 50% increase in our stock price in the three-year period following grant in order for Mr. Glaser to realize any value. The 2016 compensation package for Mr. Glaser resulted in total direct compensation below the median for the 2016 Peer Group.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. With Mr. Glaser's return to operational leadership of RealNetworks in July 2012, the hiring or promotion of all of our current executives within the last four years, and the January 2015 adjustment to Mr. Parham's salary, the base salaries of all of our executives have been established or adjusted within the past four years. Mr. Parham's January 2015 salary adjustment was implemented by the Compensation Committee in recognition of an expansion of his duties and the results of the October 2014 update in comparable peer data. The base salaries for our named executive officers was also evaluated against data generated by F.W. Cook in its 2016 review.
The 2016 base salary of each of our named executive officers, except for Mr. Patrizio who was hired in 2016, was unchanged from 2015.
Annual Performance-Based Incentive Bonuses
In April 2016, the Compensation Committee established our 2016 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, typically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.
Continuing our commitment to conserve cash resources and to include an additional performance component to the bonus program, the Compensation Committee determined that the payouts approved under the 2016 Executive Bonus Plan would be paid only 50% in cash, with the remaining 50% paid in the form of fully vested RSUs. A similar approach was taken with regard to the 2015 bonus payouts,, except that 100% of the 2015 bonus was paid in equity. Because incentive bonuses have historically been paid only in cash, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive's equity compensation.
Each of our named executive officers was eligible to participate in the 2016 Executive Bonus Plan. Mr. Glaser had a target bonus opportunity equal to 100% of his annual cash base salary and each of the other executives had a target bonus opportunity equal to 75% of his or her annual base salary. Since Mr. Patrizio joined RealNetworks late in 2016, his offer letter provided for a minimum bonus payout of $75,000, which was equal to his prorated target bonus opportunity. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives.
The following elements were applicable to our 2016 Executive Bonus Plan:
•Performance Criteria - The performance criteria used to determine the annual bonuses for the participating named executive officers were revenue and adjusted EBITDA for corporate results or contribution margin by reportable segment for divisional results, depending upon whether the executive had divisional responsibility. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget.

Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2016 Executive Bonus Plan because it was a key element of our 2016 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA/contribution margin as a performance metric under the 2016 Executive Bonus Plan in order to reward our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Performance criteria for our named executive officers also included shared non-financial strategic goals, with Mr. Glaser having an additional two individual strategic goals, intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance.
The following table indicates the 2016 performance goals for each named executive officer who participated in the 2016 Executive Bonus Plan, as well as the weightings of the goals:

	Revenue Goals	Adjusted EBITDA or Contribution Margin Goals	Strategic Goals
	50%	25%	25%
Corporate executives - revenue and adjusted EBITDA goals are based on company-wide results
Rob Glaser	Company Revenue	Company Adjusted EBITDA (1)	Shared Goals below, plus certain goals related to Rhapsody
Marjorie Thomas	Company Revenue	Company Adjusted EBITDA (1)	Shared Goals for Entire Executive Team: sustainable growth and profitability, specific product revenue and distribution goals, and certain recruitment goals
Michael Parham	Company Revenue	Company Adjusted EBITDA (1)	Shared Goals above
Business executives - revenue and contribution margin goals are based on divisional results
Bill Patrizio	Consumer Media Division Revenue	Consumer Media Division Contribution Margin (2)	Shared Goals above
Max Pellegrini	Mobile Services Division Revenue	Mobile Services Division Contribution Margin (2)	Shared Goals above

(1)
Adjusted EBITDA is a non-GAAP financial measure used by RealNetworks management in reporting financial results and is defined by the company as GAAP net income (loss) excluding the impact of the following: interest income (loss), income tax expense, gain on investments, equity in net loss of Rhapsody, depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; restructuring and other charges; and lease exit and related charges.

(2)
Contribution margin by reportable segment is a non-GAAP financial measure used by RealNetworks management, beginning in 2016, in reporting financial results and is defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization; acquisitions-related intangible asset amortization; stock-based compensation; restructuring and other charges; and lease exit and related charges.

•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2016. The strategic plan for 2016 served as the basis for company revenue and adjusted EBITDA targets and for Mobile Services and Consumer Media divisional revenue and contribution margin targets under the Executive Bonus Plan. The following table shows the target and actual revenue and adjusted EBITDA/contribution margin goals that applied to each named executive officer (as noted in parentheses):

Revenue Goals:	Target	2016 Actual
Company Revenue (Glaser, Thomas, Parham)	$133.0M	$120.2M

Mobile Services Division Revenue (Pellegrini)	$70.49M	$70.28M

Consumer Media Division Revenue (Patrizio)	$31.95M	$24.79M

Adjusted EBITDA or Contribution Margin Goals:
Company Adjusted EBITDA (Glaser, Thomas, Parham)	($11.3M)	($21.87M)

Mobile Services Division Contribution Margin (Pellegrini)	($6.55M)	($11.54M)

Consumer Media Division Contribution Margin (Patrizio)	$5.04M	$1.53M

The shared strategic goals for 2016 applicable to all named executive officers were determined to have been partially achieved, at 50% attainment, and Mr. Glaser's two additional strategic goals were determined to have been partially achieved, resulting in a combined strategic goal attainment level for Mr. Glaser of 74%. The bonus payout to Mr. Pellegrini was purely formulaic, based upon the achievement level; discretion was applied to increase bonus payouts to Ms. Thomas and to Mr. Parham, due primarily to their work driving cost reductions in 2016. The bonus payout to Mr. Patrizio was equal to the minimum payout provided for in his September 2016 offer letter as was appropriate since he joined the company late in the year. For Mr. Glaser, the Board exercised negative discretion to reduce the bonus payout to be slightly lower than the formulaic amount.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2016 Executive Bonus Plan to earn awards greater than target for adjusted EBITDA/contribution margin or revenue performance unless revenue or adjusted EBITDA/contribution margin performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2016 Executive Bonus Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Adjusted EBITDA or Contribution Margin
Attainment	Incentive Payout(2)
>$2M below budget	No payout
$2M below, up to budget	50 - 100%
Budget to >$2M above	100% - 200%

(1)	Payout based on revenue goals was capped at 100% unless the adjusted EBITDA attainment/contribution margin reached 100%.

(2)	Payout based on adjusted EBITDA/contribution margin goals was capped at 100% unless the revenue attainment reached 100%.
The 2016 Executive Bonus Plan included a discretionary modifier to adjust the calculated payout for an individual executive officer upward or downward by up to 25%, based on such factors as shareholder value creation, revenue growth, cash flow generation, use of capital, or other considerations that the Compensation Committee deemed relevant. Notwithstanding the performance and payout targets established under the 2016 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2016 Executive Bonus Plan, except in the case of death or disability.
The dollar-equivalent payouts earned for performance under the 2016 Executive Bonus Plan were as follows:

Name	Target % Payout under 2016 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2016 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2016 Executive Bonus Plan (1)

Rob Glaser	100%	44%	$200,000

Marjorie Thomas	75%	31%	$100,000

Michael Parham	75%	33%	$100,000

Bill Patrizio	75%	65% (2)	$75,000

Max Pellegrini	75%	46%	$185,190

(1)
Payouts were made 50% in cash and 50% in the form of fully vested RSUs, with Mr. Glaser being granted 20,920 RSUs, Ms. Thomas 10,460 RSUs, Mr. Parham 10,460 RSUs, Mr. Patrizio 7,845 RSUs, and Mr. Pellegrini 19,371 RSUs. Dollar values reported are equal to the total cash paid plus the grant date fair value of the RSUs awarded.

(2)	Percentage is calculated based on the actual, prorated cash salary earned in 2016.
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
Signing Bonus. Pursuant to our offer letter to Mr. Patrizio, dated September 13, 2016, he was paid a signing bonus of $100,000, subject to repayment in full if he voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date. The Compensation Committee believed that this signing bonus was necessary to recruit Mr. Patrizio to the company.
Discretionary Bonus. During 2016, Mr. Parham was awarded a discretionary cash bonus of $25,000 and Mr. Pellegrini was awarded a discretionary cash bonus of $87,000. The Compensation Committee approved these bonuses, at the recommendation of our CEO, in connection with specific efforts by these executives to efficiently and effectively complete certain contractual arrangements benefiting RealNetworks. Discretionary bonuses such as these, which are referred to internally at RealNetworks as "spot bonuses" and are generally available for award to any employee, with appropriate approvals, are intended to recognize and reward a commitment to excellence in supporting the company's goals. The dollar amount of Mr. Parham's spot bonus was purely discretionary; the dollar amount for Mr. Pellegrini's spot bonus was calculated as a percentage of the value to the company of the relevant contract.
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
In August 2012, following a review of our equity compensation program and practices in light of our overall compensation program objectives and upon the recommendation of management, the Compensation Committee determined that, going forward, awards of stock options would serve as our primary equity vehicle. The rationale for this decision was to motivate executives to focus on increasing shareholder value. In addition, having approved significant performance-based equity awards to Mr. Glaser in late 2012, and to Mr. Pellegrini upon his hire in early 2013, the Compensation Committee has emphasized performance-based awards in order to focus our executives on improving company performance.

2016 Option Awards. On October 3, 2016, in connection with the commencement of his employment with us, the Compensation Committee granted a time-based stock option to Mr. Patrizio to acquire 350,000 shares of common stock with a per share exercise price equal to $4.43, the closing price of a share of our common stock on the grant date. The option is scheduled to vest as to 25% on the one-year anniversary of the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Patrizio to the company.
Outside of the shareholder-approved option exchange program described below, no option awards were granted to Ms. Thomas or to Messrs. Parham or Pellegrini in 2016.
See the section entitled "Chief Executive Officer Compensation" for a discussion of Mr. Glaser’s 2016 option awards. As discussed, he was granted an option valued at $150,000 in 2016 as a supplement to his cash salary, plus a long-term option that is 100% performance based and requires price appreciation of at least 50% above the grant price within three years of the grant date in order to be eligible to vest. This performance option granted in December 2016 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2016 compensation and 100% of it was performance contingent.
2016 Option Exchange Program. In September 2016, our shareholders approved amendments to our stock plans to allow for a one-time option exchange program. The program, which launched on November 3, 2016, offered eligible employees and certain other service providers an opportunity to exchange certain outstanding options, with a per share exercise price in excess of $4.33, for new awards on a one-for-one basis. The exchange offer period closed and the new options were granted on December 6, 2016, such that the new options had a per share exercise price of $4.73, the closing price of our common stock on that day. In connection with the program, options to purchase an aggregate of approximately 2.0 million shares of our common stock were canceled in exchange for grants of new options to purchase in aggregate the same number of shares of our common stock, representing 58% of total shares of common stock underlying the eligible options. As a result of the exchange, an additional $1.5 million, gross of estimated forfeitures, will be recognized as expense over approximately two years, or the remaining average vesting period.
Since a large percentage of outstanding options held by our employees prior to the exchange had exercise prices that were substantially above the then-current trading price of our common stock, we believe that this shareholder-approved program was essential in continuing to motivate our employees to achieve our business goals and long-term success, and that the program would enhance long-term shareholder value by improving our ability to motivate and retain employees. New options granted pursuant to the option exchange program have longer vesting periods than the exchanged options. For exchanged options that were fully vested as of the date of the exchange, 50% of the shares underlying such new options were scheduled to vest on the six-month anniversary of the grant date, with the remaining 50% scheduled to vest on the one-year anniversary of the grant date. For exchanged options that were partially vested as of the date of the exchange, the vested portion was scheduled to vest as just described, and the unvested portion was scheduled to vest in accordance with the vesting terms of the exchanged option except that one year would be added to each vesting date. For exchanged options that were fully unvested as of the date of the exchange, the new option was scheduled to vest as just described for the unvested portion of partially vested exchanged options.
Members of our Board of Directors, including Mr. Glaser, were not eligible to participate in this program. Each of our other named executive officers, however, was eligible to participate. Pursuant to the shareholder-approved option exchange program, in exchange for eligible options, Ms. Thomas was granted a new option to purchase 200,000 shares, Mr. Parham was granted new options to purchase an aggregate of 241,098 shares, and Mr. Pellegrini was granted new options to purchase an aggregate of 800,000 shares. The per share exercise price for each of these new options is $4.73 and the options are scheduled to commence vesting on June 6, 2017.
2016 Restricted Stock Units Awards. In February 2016, each of our named executive officers, except for Mr. Patrizio as he was not an employee of the company at the time, was granted a number of fully vested RSUs as full payment of the incentive bonuses approved pursuant to the 2015 Executive Bonus Plan. These RSU awards were solely related to performance by the executives in 2015 and, accordingly, the cash value of these awards was reported as compensation in the 2015 Compensation Discussion and Analysis and related compensation tables. Because these awards were granted in 2016, although for service in 2015, they are reported in the "2016 Grants of Plan-Based Awards" table that follows this discussion. However, for purposes of describing and analyzing 2016 compensation, these awards are not included; instead, this 2016 Compensation Discussion and Analysis includes a discussion of the payouts approved pursuant to the 2016 Executive Bonus Plan even though the cash paid and RSUs granted that comprise these payouts were made in March of 2017. See the section under this Compensation Discussion and Analysis entitled “2016 Compensation — Annual Performance-Based Incentive Bonuses.”
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his or her start date. In 2016, we imputed the costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant; these amounts have been reported as taxable income to Mr. Glaser. Also in 2016, we reimbursed Mr. Pellegrini $3,508 relating to travel benefits in accordance with a provision in his offer letter, which such benefits were negotiated at the time of his hire. There were no other special benefits or perquisites provided to any other named executive officer in 2016.
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
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”). These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of our executives has entered into a CIC Agreement in connection with his or her hire, or promotion. The Compensation Committee may request F.W. Cook to review peer practices and market data with respect to change in control and severance practices. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012 and determined that our practices in this regard were in line with those of our peers.
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
The severance and change in control arrangements are described in further detail in the section below entitled, "2016 Potential Payments Upon Termination of Employment of Change-in-Control."
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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2016 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2017 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2016, 2015 and 2014
The table below sets forth compensation information for (i) the individuals who served as our chief executive officer and chief financial officer during 2016, and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, who served as executive officers as of December 31, 2016. We refer to these five individuals throughout this report as our “named executive officers” for 2016.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser	2016	450,000	—	—	1,002,000	200,000	7,216	1,659,216
Founder, Chairman and Chief Executive Officer	2015	450,000	—	—	418,000	337,500	5,654	1,211,154
	2014	450,000	—	749,998	1,395,996	—	44,899	2,640,893

Marjorie O. Thomas (6)	2016	325,000	—	—	132,000	100,000	5,278	562,278
Senior Vice President, Chief Financial Officer and Treasurer	2015	316,458	100,000	—	382,740	206,586	25,568	1,031,352

Michael Parham	2016	300,000	25,000	—	233,586	100,000	4,065	662,651
Senior Vice President, General Counsel and Corporate Secretary	2015	300,000	—	—	—	210,282	4,131	514,413
	2014	260,000	—	—	—	80,000	580	340,580

William Patrizio (7)	2016	115,384	100,000	88,600	406,000	75,000	2,742	787,726
President, Consumer Media

Massimiliano Pellegrini	2016	400,000	87,000	—	432,938	185,190	8,113	1,113,241
President, Mobile Services	2015	400,000	—	—	—	272,127	4,605	676,732
	2014	400,000	—	—	237,910	191,000	14,615	843,525

(1)
The 2016 amount shown for Mr. Patrizio reflects the portion of his 2016 annual base salary of $400,000 that was earned from the commencement of his employment with RealNetworks, which was September 19, 2016, through the end of fiscal year 2016. The 2015 amount shown for Ms. Thomas reflects the portion of her annualized 2015 base salary of $325,000 that was earned from the commencement of her employment with RealNetworks, which was January 15, 2015, through the end of fiscal year 2015.

(2)
The 2016 bonus amount reported for Mr. Patrizio represents a signing bonus negotiated in connection with his recruitment to the company in September 2016, which is subject to repayment in full if he voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date. The 2016 bonus amounts reported for Messrs. Parham and Pellegrini represent discretionary bonuses, or "spot bonuses," that were paid in connection with specific efforts by each of these executives to efficiently and effectively complete certain contractual arrangements benefiting RealNetworks. See the section of the Compensation Discussion and Analysis entitled “2016 Compensation — Special Cash Bonus Awards.” The 2015 bonus amount reported for Ms. Thomas represents a signing bonus negotiated in connection with her recruitment to the company.

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.

(4)
The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2016 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2016 Executive Bonus Plan were paid, in 2017, 50% in cash and 50% in the form of fully vested RSUs, with Mr. Glaser being granted 20,920 shares, Ms. Thomas 10,460 shares, Mr. Parham 10,460 shares, Mr. Patrizio 7,845 shares and Mr. Pellegrini 19,371 shares pursuant to fully vested RSUs. The portion of the bonuses paid in the form of fully vested RSUs were treated as stock-based compensation pursuant to Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Bonus payouts pursuant to the 2015 Executive Bonus Plan were 100% paid in the form of fully vested RSUs during the first quarter of 2016, and bonus payouts pursuant to the 2014 Executive Bonus Plan were 100% paid in the form of cash during the first quarter of 2015.

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $3,975 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation is comprised of $6,250 for office space and parking for Mr. Glaser’s personal assistant and $966 for life insurance premiums paid by RealNetworks for the benefit of Mr. Glaser.

(6)
Ms. Thomas was appointed Senior Vice President, Chief Financial Officer and Treasurer effective February 4, 2015, and recently notified the company that she will depart from RealNetworks effective May 5, 2017.

(7)	Mr. Patrizio commenced employment with RealNetworks as President, Consumer Media effective September 19, 2016.

2016 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2016 with respect to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards # of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)(6)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—	$168,750	$450,000	$787,500
	01/26/16								87,714	$3.68	$150,000
	02/18/16							95,338		—	$337,497
	12/22/16				—	400,000	—			$4.87	$852,000

Marjorie Thomas	—	$91,406	$243,750	$426,563
	02/18/16							58,357		—	$206,584
	12/06/16								200,000	$4.73	$132,000

Michael Parham	—	$84,375	$225,000	$393,750
	02/18/16							59,401		—	$210,280
	12/06/16								241,098	$4.73	$233,586

William Patrizio	—		$75,000	$131,250
	10/03/16							20,000		—	$88,600
	10/03/16								350,000	$4.43	$406,000

Max Pellegrini	—	$150,000	$300,000	$525,000
	02/18/16							76,872		—	$272,127
	12/06/16								800,000	$4.73	$432,938

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for 2016 performance. The actual payouts approved for 2016 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2016 Compensation — Annual Performance-Based Incentive Bonuses.” The bonus payouts approved pursuant to the 2016 Executive Bonus Plan were paid 50% in cash and 50% in the form of fully vested RSUs.

(2)
The amount reported in these columns represent the threshold, target and maximum amount of a performance-based option that was granted to Mr. Glaser in 2016. Mr. Glaser's option will vest, if at all, upon the attainment of certain target total shareholder return objectives within three years of the grant date. Upon achievement of such total shareholder return, or TSR, objectives, the option vests in equal monthly installments over four years from the grant date, with retroactive vesting upon achievement of the TSR objectives. The award is described in further detail in the Compensation Discussion and Analysis in the section entitled “2016 Compensation — Chief Executive Officer Compensation — Long-term Performance-Based Equity Awards.”

(3)
The numbers of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2016” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.

(4)
The amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2016 pursuant to the 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718) rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(5)
The option granted to Mr. Glaser on January 26, 2016 having a grant date fair value of $150,000 represents his annual salary replacement option, which is described in more detail in the section of the Compensation Discussion and Analysis entitled “2016 Compensation — Chief Executive Officer Compensation — Salary Options.”

(6)
The stock awards reported for all executives, except Mr. Patrizio, represent fully vested restricted stock units that were granted in lieu of cash as payout pursuant to the 2015 Executive Bonus Plan. Each of these share-based payments is described in more detail in the section of the Compensation Discussion and Analysis entitled “2016 Compensation — Annual Performance-Based Incentive Bonuses.”

Outstanding Equity Awards at Fiscal Year Ended December 31, 2016
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2016. The market value of the RSUs is based on the closing price of RealNetworks common stock on the NASDAQ Stock Market on December 31, 2016, which was $4.86.

		Option Awards					Stock Awards
Name(1)	Vesting Commence-ment Date(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	375,000 (4)	125,000 (4)		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	12/29/2014			400,000 (5)	7.21	12/29/2021
	01/22/2015	45,398 (3)	—		6.78	01/22/2022
	12/31/2015			200,000 (5)	4.25	12/31/2022
	01/26/2016	87,714 (3)			3.68	01/26/2023
	12/22/2016			400,000 (5)	4.87	12/22/2023
	07/28/2014						96,277 (13)	467,906	—	—

Marjorie Thomas	12/06/2016	—	200,000 (6)		4.73	12/06/2023

Michael Parham	12/06/2016	—	121,098 (7)		4.73	12/06/2023
	12/06/2016	—	120,000 (8)		4.73	12/06/2023

Bill Patrizio	10/03/2016	—	350,000 (9)		4.43	10/03/2023
	10/03/2016						10,000 (14)	48,600

Max Pellegrini	12/06/2016	—	350,000 (10)		4.73	12/06/2023
	12/06/2016	—	350,000 (11)		4.73	12/06/2023
	12/06/2016	—	100,000 (12)		4.73	12/06/2023

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment with the company through the applicable vesting dates and (b) applicable performance conditions, if any, as indicated in footnotes (2) through (14) below.

(2)	The award was vested in full on the grant date.

(3)	Options vested monthly over the fiscal year subject to continued employment with the company through the applicable vesting dates, and were fully vested on December 31 of such year.

(4)
Options vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date subject to continued employment with the company through the applicable vesting dates.

(5)
The option becomes eligible to vest and exercisable only in the event of attainment of certain target total shareholder return objectives within three years of the grant date. Upon achievement of such TSR objectives, the option vests in equal monthly installments over four years from the grant date, with retroactive vesting upon achievement of the TSR objectives, subject to continued service to the company through the applicable vesting dates.

(6)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 37,500 shares on each of 6/06/17 and 12/06/17, and 25,000 shares on each of 1/12/18, 7/12/18, 1/12/19, 7/12/19, and 1/12/20, subject to the recipient's continued service with the company through the applicable vesting dates.

(7)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 50% of the underlying shares on 6/06/17, and the remaining 50% of shares on 12/06/17, subject to the recipient's continued service to the company through the applicable vesting dates.

(8)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 45,000 shares on each of 6/06/17 and 12/06/17, and 15,000 shares on each of 1/25/18 and 7/25/18, subject to the recipient's continued service to the company through the applicable vesting dates.

(9)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, subject to the recipient's continued service to the company through the applicable vesting dates, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.

(10)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 153,125 shares on each of 6/06/17 and 12/06/17, and 43,750 shares on 2/20/18, subject to the recipient's continued service to the company through the applicable vesting dates.

(11)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 21,875 shares on each of 6/06/17 and 12/06/17. The remaining shares pursuant to the option would only have vested upon the achievement of certain performance objectives, the performance period for which has expired.

(12)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vests as to 31,250 shares on each of 6/06/17 and 12/06/17, and 12,500 shares on each of 6/06/18, 12/06/18, and 6/06/19, subject to the recipient's continued service to the company through the applicable vesting dates.

(13)
Represents restricted stock units that are scheduled to vest as to 100% of the shares subject to the award on the third anniversary of the grant date, or July 28, 2017, subject to the recipient's continued service to the company through the applicable vesting dates.

(14)
Represents restricted stock units that are scheduled to fully vest on the one-year anniversary of the vesting commencement date, subject to the recipient's continued service to the company through the applicable vesting dates.

2016 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2016. None of our named executive officers exercised any option awards during fiscal year 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	95,338	337,497
Marjorie Thomas	—	—	58,357	206,584
Michael Parham	—	—	61,901	220,805
Bill Patrizio	—	—	10,000	44,300
Max Pellegrini	—	—	76,872	272,127

(1)
Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date. For Mr. Patrizio, the stock award disclosed was granted as restricted stock units in connection with his recruitment to RealNetworks. For all other executives, the stock award disclosed was granted as restricted stock units in lieu of cash as the bonus payout approved pursuant to the 2015 Executive Bonus Plan. Mr. Parham's stock awards also include a restricted stock unit award, 1,250 shares of which vested on March 24, 2016 and 1,250 shares of which vested on September 24, 2016.

2016 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2016, (2) the price per share of our common stock was $4.86, which was the closing market price on December 31, 2016, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	1,800,000	1,800,000	—	—	—
	Bonus	200,000	450,000	—	—	—
	Equity award vesting acceleration	467,906	467,906	—	—	—

Marjorie Thomas (1)	Severance	325,000	637,500	—	—	—
	Bonus	100,000	—	—	100,000	100,000
	Equity award vesting acceleration	9,750	9,750	—	26,000	4875

Michael Parham	Severance	400,000	781,250	—	—	—
	Bonus	—	—	—	100,000	100,000
	Equity award vesting acceleration	—	31,343	—	31,343	13721

Bill Patrizio	Severance	600,000	1,125,000	—	—	—
	Bonus	150,000	—	—	75,000	75,000
	Equity award vesting acceleration	86,225	86,225	—	199,100	86225

Max Pellegrini	Severance	400,000	877,785	—	—	—
	Bonus	185,190	—	—	185,190	185,190
	Equity award vesting acceleration	53,625	53,625	—	64,188	26812

(1)	Ms. Thomas has notified the company of her resignation from RealNetworks, effective May 5, 2017.
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
Pursuant to his offer letter, Mr. Patrizio is eligible to receive 18 months of salary and prorated bonus (in lump sum or monthly payments as determined by the company), plus 12 months of COBRA coverage, in the event that, prior to the three-year anniversary of his start date, his employment is terminated without cause other than in connection with a change in control event; subsequent to the three-year anniversary of his start date, however, he is eligible to receive 12 months of salary and prorated bonus, plus an equivalent period of COBRA coverage.
Pursuant to their offer letters, Ms. Thomas and Mr. Pellegrini are each eligible to receive 12 months of salary (in lump sum or monthly payments as determined by the company) and prorated bonus in lump sum, plus an equivalent period of COBRA coverage, in the event that her or his employment is terminated without cause other than in connection with a change in control event. For each of Mr. Pellegrini and Ms. Thomas, the prorated bonus severance would be in an amount equal to actual performance (but in any case not less than 37.5% of base salary in the case of Messrs. Patrizio and Pellegrini and 30.0% in the case of Ms. Thomas) prorated to reflect his or her period of employment during the year in which the termination of his or her employment occurs.
Pursuant to his offer letter, Mr. Parham is eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event.
The above severance benefits are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
In addition, each of Ms. Thomas and Messrs. Patrizio and Pellegrini's offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options. For Mr. Parham, certain equity awards that he holds provide for partial vesting acceleration upon his termination by us for cause. Specifically, for awards granted prior to November 30, 2012, if we terminate his employment for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
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
Mr. Glaser’s performance-based options that were granted to him in December 2014, 2015 and 2016, provide that in the event of a change in control, as defined in Mr. Glaser’s severance agreement, while the performance options are outstanding but prior to the achievement of the relevant TSR Goal, if the TSR Goal otherwise would be deemed achieved as measured by substituting for the trailing 90-day average stock price, the fair market value of our common stock immediately prior to the change in control (as adjusted to reflect any dividends), then the TSR Goal will be deemed achieved as of such date. If a change in control had occurred on December 31, 2016, and the price per share of our common stock was $4.86, which was the closing market price on December 31, 2016, none of the shares subject to any of the performance-based options would have become vested.
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his or her termination of employment under certain circumstances. Specifically, in the case of Ms. Thomas or Messrs. Patrizio or Pellegrini, if his or her employment is terminated without cause or he or she resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he or she is entitled to receive 150% of his or her base salary, 150% of his or her prorated bonus,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 12 months of reimbursement of COBRA coverage (or up to 18 months of COBRA in the case of Mr. Pellegrini). In the case of Mr. Parham, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus or his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Mr. Parham) or 18 months (for Ms. Thomas and Messrs. Patrizio and Pellegrini) following employment termination.
Benefits Upon Death and Disability
If the employment of a named executive officer had terminated on December 31, 2016 due to death or disability, the executive or his or her beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2016 but not paid as of December 31, 2016.
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
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Ms. Thomas and Messrs. Patrizio and Pellegrini's offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his or her written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2016, the Compensation Committee was composed of Ms. Roberts, Ms. Lepore and Mr. Trempont for the entire year, with Mr. Galgon also serving on the committee from January 1 through his departure from the RealNetworks board effective September 19, 2016. In 2016, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2016, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation in 2016.
Non-employee directors other than our Chairman receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2016 equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On September 22, 2016, our non-employee directors were each granted RSUs for 10,297 shares and an option to acquire 15,000 shares of our common stock having an exercise price of $4.37 per share, which RSUs and options vest as described above.

On July 28, 2016, our Board approved revisions to the company's Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above. Pursuant to these revisions, on October 21, 2016, the Board approved equity awards to compensate Mr. Slade for his service as a RealNetworks-designated director on the board of Rhapsody International, Inc. RealNetworks owned approximately 42% of the issued and outstanding stock of Rhapsody on December 31, 2016 and, accordingly, is considered an affiliate of ours. The equity awards served as compensation for the the period from January 1 to October 21 and for the one-year period following October 21, 2016, and are reflected in the 2016 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2016.
2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Michael T. Galgon (3)	41,537	—	—	—	41,537
Bruce A. Jaffe (4)	54,000	45,000	16,950	—	115,950
Christopher R. Jones (5)	27,454	58,786	22,006	—	108,246
Dawn G. Lepore (6)	62,642	45,000	16,950	—	124,592
Janice Roberts (7)	63,500	45,000	16,950	—	125,450
Michael B. Slade (8)	39,038	118,304	46,028	41,290	244,660
Dominique Trempont (9)	96,476	45,000	16,950	—	158,426
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2016, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 30,000 for Mr. Jaffe; 19,596 for Mr. Jones; 60,520 for Ms. Lepore; 79,270 for Ms. Roberts; 112,079 for Mr. Slade; and 79,791 for Mr. Trempont.

(2)
As of December 31, 2016, each of our non-employee directors held 10,297 shares of RealNetworks common stock underlying outstanding RSU awards, except Mr. Slade, who held 20,122 shares of RealNetworks common stock underlying outstanding RSU awards.

(3)	Mr. Galgon served as a member of the Audit Committee and as a member of the Compensation Committee from January 1 through his departure from the Board of Directors on September 19, 2016.

(4)	Mr. Jaffe served as a member of the Audit Committee for all of 2016.

(5)	Mr. Jones was elected to the Board of Directors and was appointed as a member of the Audit Committee on July 11, 2016.

(6)	Ms. Lepore served as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee for all of 2016.

(7)	Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee for all of 2016.

(8)
In August 2012, we entered into a strategic advisory agreement with Mr. Slade, which has been subsequently amended and which was terminated effective March 2, 2016. Pursuant to the amended terms of this agreement, for 2016 Mr. Slade was paid consulting fees equal to $20,000 per month for the period from January 1 through March 2, 2016. For a more detailed description of the strategic advisory agreement, please see the section entitled, "Item 13. Certain Relationships."

During the effective period of this agreement during 2016, Mr. Slade was not paid for any services as a member of the Board of Directors. Since the agreement was terminated effective March 2, 2016, however, Mr. Slade was compensated for his services as a nonemployee director from March 3 through December 31, 2016, including receiving the annual equity awards granted on September 22, 2016. Pursuant to the July 2016 revisions to our Outside Director Compensation program described above, on October 21, 2016, Mr. Slade was granted (i) a fully vested option to purchase 9,435 shares of RealNetworks common stock with a per share exercise price of $4.58, (ii) 6,180 fully vested RSUs, (iii) an option to purchase 15,000 shares of RealNetworks common stock with a per share exercise price of $4.58 and scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, and (iv) 9,825 RSUs scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, with the RSU share distribution date occurring on the first anniversary of the grant date.

(9)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee during all of 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on February 27, 2017, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 37,099,463 shares outstanding as of March 31, 2017. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	13,578,670	35.9%
Ariel Investments, LLC (3)	6,927,952	18.7%
Lloyd I. Miller, III (4)	3,628,757	9.8%
Dimensional Fund Advisors LP (5)	2,619,999	7.1%
BlackRock, Inc. (6)	1,846,828	5.0%
Bruce A. Jaffe (7)	43,865	*
Christopher R. Jones (8)	24,682	*
Dawn G. Lepore (9)	87,195	*
Janice Roberts (10)	123,449	*
Michael B. Slade (11)	141,884	*
Dominique Trempont (12)	107,278	*
Michael Parham (13)	36,107	*
William Patrizio (14)	12,416	*
Max Pellegrini (15)	10,567	*
Marjorie Thomas (16)	48,995	*

All directors and executive officers as a group (11 persons)(17)	14,215,108	37.2%

*	Less than 1%.

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

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 715,841 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on February 14, 2017 by Ariel Investments, LLC. Ariel reported that as of December 31, 2016, it beneficially owned an aggregate of 6,927,952 shares of common stock and that its address is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G filed with the SEC on January 30, 2017 by Lloyd I. Miller, III. Mr. Miller reported that as of December 31, 2016, he beneficially owned an aggregate of 3,628,757 shares of common stock and that his address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(5)
Information is based on a Schedule 13G filed with the SEC on February 9, 2017 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2016, it beneficially owned an aggregate of 2,619,999 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(6)
Information is based on a Schedule 13G filed with the SEC on February 8, 2017 by BlackRock, Inc. BLackRock reported that as of December 31, 2016, it beneficially owned an aggregate of 1,846,828 shares of common stock and that its address is 55 East 52nd Street, New York, New York 10055.

(7)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,865 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 14,596 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,865 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 55,520 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,865 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 74,270 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,865 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 100,829 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 28,459 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 74,791 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,865 RSUs that are scheduled to vest within 60 days of the table date.

(13)	Includes 0 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(14)	Includes 0 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(15)	Includes 0 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(16)
Includes 0 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date. Ms. Thomas will no longer be an executive of RealNetworks after May 5, 2017.

(17)
Includes an aggregate of 1,060,847 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 46,921 RSUs that are scheduled to vest within 60 days of the table date.

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
In August 2012, we entered into a strategic advisory agreement with Michael Slade, a director, whereby Mr. Slade would provide consulting services relating to strategic initiatives of the company and our business units. During 2013, Mr. Slade was paid $20,000 per month for his services rendered pursuant to this agreement. Effective January 23, 2014, the scope of services provided by Mr. Slade pursuant to this agreement was expanded and the related fee was increased to $30,000 per month. Effective January 1, 2015, the arrangement was again amended to further expand the services and to provide for compensation for the 6-month period ended June 30, 2015 as follows: (i) a monthly cash fee equal to $33,333; (ii) the grant of an option to acquire RealNetworks common stock valued at $100,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iii) the award of restricted stock units valued at $50,000 on the grant date to vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; (iv) reimbursement of the monthly equivalent of the $100,000-per-year cost of an executive assistant; and (v) a guaranteed bonus equal to $150,000. The arrangement was extended for one month, until July 31, 2015; however, although provided for under the amended agreement, there was no performance bonus for any period after the first half of 2015. From August 1, 2015 through March 2, 2016, the scope of Mr. Slade's services was reduced and the company paid him a consulting fee during that time of $20,000 per month. Mr. Slade's consulting services to the company ceased on March 2, 2016 and, accordingly, he has been paid no compensation under the strategic advisory agreement, as amended, since that date. From January 1, 2015 through March 2, 2016, Mr. Slade was paid no fees related to his service on the RealNetworks Board of Directors or any committee thereof. As of March 3, 2016, however, Mr. Slade became eligible to earn the standard fees for service as a director.
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
Fees Billed by KPMG LLP During 2015 and 2016
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2015 and 2016, and fees billed for other services rendered by KPMG LLP.

	2015	2016
Audit Fees (1)	$1,256,000	$972,000
Audit-Related Fees	—	—
Tax Fees (2)	42,143	—
All Other Fees	—	—

Total Fees	$1,298,143	$972,000

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2015 and 2016, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2015 and 2016 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to certain of our subsidiaries.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2015 and 2016, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2016.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2016.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 28, 2017.

REALNETWORKS, INC.

By:	/s/ Marjorie O. Thomas
Marjorie O. Thomas
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 28, 2017.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Marjorie O. Thomas	Chief Financial Officer and Treasurer
Marjorie O. Thomas	(Principal Financial and Accounting Officer)
/s/ *
Bruce A. Jaffe	Director
/s/ *
Christopher R. Jones	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
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