Form 10-Q
period 2017-03-31
REALNETWORKS INC
filed 2017-05-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 28, 2017 was 37,102,003.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,498	$33,721
Short-term investments	27,778	43,331
Trade accounts receivable, net of allowances	26,833	22,162
Deferred costs, current portion	541	760
Prepaid expenses and other current assets	4,843	4,910
Total current assets	98,493	104,884
Equipment, software, and leasehold improvements, at cost:
Equipment and software	44,640	46,231
Leasehold improvements	3,330	3,317
Total equipment, software, and leasehold improvements, at cost	47,970	49,548
Less accumulated depreciation and amortization	43,181	44,294
Net equipment, software, and leasehold improvements	4,789	5,254
Restricted cash equivalents and investments	2,700	2,700
Other assets	2,412	1,742
Deferred costs, non-current portion	1,071	1,246
Deferred tax assets, net	836	816
Other intangible assets, net	729	938
Goodwill	12,915	12,857
Total assets	$123,945	$130,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,432	$18,225
Accrued and other current liabilities	15,425	15,425
Commitment to Rhapsody	—	1,500
Deferred revenue, current portion	3,918	3,430
Total current liabilities	38,775	38,580
Deferred revenue, non-current portion	724	240
Deferred rent	679	748
Deferred tax liabilities, net	87	87
Other long-term liabilities	1,890	2,201
Total liabilities	42,155	41,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,099 shares in 2017 and 37,501 shares in 2016	37	37
Additional paid-in capital	635,963	633,928
Accumulated other comprehensive loss	(61,047)	(61,645)
Retained deficit	(493,163)	(483,739)
Total shareholders’ equity	81,790	88,581
Total liabilities and shareholders’ equity	$123,945	$130,437
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended March 31,
	2017	2016
Net revenue (A)	$30,576	$28,230
Cost of revenue (B)	17,293	15,172
Gross profit	13,283	13,058
Operating expenses:
Research and development	7,349	9,319
Sales and marketing	7,155	9,225
General and administrative	5,303	8,077
Restructuring and other charges	1,564	385
Lease exit and related charges	—	831
Total operating expenses	21,371	27,837
Operating income (loss)	(8,088)	(14,779)
Other income (expenses):
Interest income, net	128	117
Gain (loss) on investments, net	—	3
Equity in net loss of Rhapsody investment	(748)	—
Other income (expense), net	(226)	(287)
Total other income (expenses), net	(846)	(167)
Income (loss) before income taxes	(8,934)	(14,946)
Income tax expense (benefit)	490	225
Net income (loss)	$(9,424)	$(15,171)

Basic net income (loss) per share	$(0.25)	$(0.42)
Diluted net income (loss) per share	$(0.25)	$(0.42)
Shares used to compute basic net income (loss) per share	37,030	36,520
Shares used to compute diluted net income (loss) per share	37,030	36,520

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$4	$151
Foreign currency translation adjustments, net of reclassification adjustments	594	700
Total other comprehensive income (loss)	598	851
Net income (loss)	(9,424)	(15,171)
Comprehensive income (loss)	$(8,826)	$(14,320)

(A) Components of net revenue:
License fees	$6,594	$5,777
Service revenue	23,982	22,453
	$30,576	$28,230
(B) Components of cost of revenue:
License fees	$1,511	$1,304
Service revenue	15,782	13,868
	$17,293	$15,172
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(9,424)	$(15,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	921	2,598
Stock-based compensation	1,434	3,171
Equity in net loss of Rhapsody	748	—
Deferred income taxes, net	(20)	(128)
Loss (gain) on investments, net	—	(3)
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2017 and 2016	(471)	44
Net change in certain operating assets and liabilities:
Trade accounts receivable	(3,451)	(487)
Prepaid expenses and other assets	452	1,322
Accounts payable	147	(2,106)
Accrued and other liabilities	254	(451)
Net cash provided by (used in) operating activities	(9,410)	(11,211)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(207)	(828)
Purchases of short-term investments	(6,142)	(17,876)
Proceeds from sales and maturities of short-term investments	21,695	23,401
Decrease (increase) in restricted cash equivalents and investments, net	—	(210)
Advance to Rhapsody	(1,500)	—
Net cash provided by (used in) investing activities	13,846	4,487
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	34	16
Tax payments from shares withheld upon vesting of restricted stock	(181)	(787)
Net cash provided by (used in) financing activities	(147)	(771)
Effect of exchange rate changes on cash and cash equivalents	488	719
Net increase (decrease) in cash and cash equivalents	4,777	(6,776)
Cash and cash equivalents, beginning of period	33,721	47,315
Cash and cash equivalents, end of period	$38,498	$40,539

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$—	$389
Cash paid for income taxes	$446	$624
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$37	$44
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2017 and 2016

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 10-K).
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
In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance, which was subsequently updated and amended in 2015 and 2016. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we are evaluating all of our revenue streams, we currently expect the greatest impact in certain areas where we will be required to estimate usage which drives the underlying revenue. Under the current guidance, we do not recognize revenues until we achieve fixed and determinable status, which would typically be at a later date. However, our analysis is not complete and we may identify other areas of additional impact. The guidance permits two methods of adoption: the full retrospective method where the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, where the cumulative effect of applying the standard would be recognized at the date of initial application. While we are continuing to evaluate the method of adoption and the quantitative impact of the new revenue standard, as amended, we currently expect to adopt using the modified retrospective method in the first quarter of fiscal year 2018.
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

In January 2017, the FASB issued new guidance simplifying the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds the reporting unit's fair value. This guidance is effective for interim and annual goodwill impairment tests beginning on December 15, 2019, with early adoption permitted. We will be evaluating the impact of the guidance, but do not currently expect the adoption to have a material impact on our consolidated financial statements and related disclosures.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Total stock-based compensation expense	$1,434	$3,171
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	2.23%	1.54%
Expected life (years)	6.8	5.5
Volatility	38%	38%

The total stock-based compensation amounts for 2017 and 2016 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the quarters ended March 31, 2017 and 2016 was stock compensation expense recorded in the first quarter of 2017 and 2016 related to our 2016 and 2015 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2017 and 2016, respectively.

As of March 31, 2017, $5.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 4	Rhapsody Joint Venture
As of March 31, 2017 we owned approximately 42% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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

We recorded our share of losses of Rhapsody of $0.7 million and $0.0 million for the quarters ended March 31, 2017 and 2016, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of March 31, 2017, the carrying value of our Rhapsody equity investment was zero, as we do not have further commitment to provide future support to Rhapsody. Unless we commit to provide future financial support to Rhapsody, we do not record our share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero, and instead we track those suspended losses separately.
In December 2016, RealNetworks entered into an agreement to loan up to $5 million to Rhapsody for general operating purposes, as did the other large owner of Rhapsody, Columbus Nova. In 2016, $3.5 million of the loan was made by each lender. In January 2017, the remaining $1.5 million commitment was funded by each lender. The loan is subordinate to all existing loans, and bears an interest a rate of 10% per annum, which accretes into the outstanding principal balance and will be due at the December 7, 2017 maturity date. Under the terms of the loan agreement between RealNetworks and Rhapsody, a default by Rhapsody under its agreements with other third party lenders that would entitle such parties to accelerate repayments with an aggregate value in excess of $1 million, would constitute a cross default of the RealNetworks and Columbus Nova loans. In that case, RealNetworks and Columbus Nova could elect to declare to all outstanding obligations to us by Rhapsody to become immediately due and payable.
We recognized previously suspended losses up to the amount of the commitment at the time of signing the agreement in the fourth quarter of 2016, and, consequently, we do not have a receivable recorded related to this loan. As of the date of this report, we have no further commitments for additional fundings to Rhapsody.
In late March 2017, we were notified that Rhapsody would likely be in default of existing agreements with its third party lenders, which was confirmed in April 2017. We believe this default would constitute a cross default under the loan agreements between Rhapsody and RealNetworks and Rhapsody and Columbus Nova. The default with the third party lenders relates to Rhapsody's failure to meet a quarterly revenue target that included assumptions regarding the launch of a new product with a different business model than Rhapsody's subscription service. Rhapsody subsequently determined that it would not be in their best interest to continue the planned launch of the new product due to associated costs of launch and operation, thus contributing to a revenue shortfall. Rhapsody is in discussions with the third party lenders to agree on a waiver or forbearance of Rhapsody's covenant breach, however there is no assurance such waiver or forbearance will be achieved. As of the date of this report, RealNetworks and Columbus Nova have not elected to declare all amounts outstanding under our loan agreements to be immediately due and payable. No loan impairment charge to RealNetworks is required in connection with this default as we have no recorded receivable related to this loan.
Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Net revenue	$47,462	$52,507
Gross profit	6,583	7,243
Net income (loss)	(5,640)	(5,148)

Note 5	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2017				March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$22,671	$—	$—	$22,671	$22,671
Money market funds	15,427	—	—	15,427	15,427
Corporate notes and bonds	—	400	—	400	400
Total cash and cash equivalents	38,098	400	—	38,498	38,498
Short-term investments:
Corporate notes and bonds		27,778	—	27,778	27,784
Total short-term investments	—	27,778	—	27,778	27,784
Restricted cash equivalents and investments	—	2,700	—	2,700	2,700
Warrants issued by Rhapsody (included in Other assets)	—	—	1,244	1,244	—
Total	$38,098	$30,878	$1,244	$70,220	$68,982

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2016				December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$32,585	$—	$—	$32,585	$32,585
Money market funds	136	—	—	136	136
Corporate notes and bonds	—	1,000	—	1,000	1,000
Total cash and cash equivalents	32,721	1,000	—	33,721	33,721
Short-term investments:
Corporate notes and bonds	—	43,331	—	43,331	43,343
Total short-term investments	—	43,331	—	43,331	43,343
Restricted cash equivalents and investments	—	2,700	—	2,700	2,700
Warrant issued by Rhapsody (included in Other assets)	—	—	773	773	—
Total	$32,721	$47,031	$773	$80,525	$79,764
Restricted cash equivalents and investments as of March 31, 2017 and December 31, 2016 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2017 and 2016 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2017 and December 31, 2016 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2017 (in thousands):

Estimated Fair Value
Within one year	$27,778
Between one year and five years	—
Total short-term investments	$27,778
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other large stockholder, Columbus Nova. The warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the three months ended March 31, 2017, the decrease in the fair value of the warrants was insignificant.
In February 2017, Rhapsody issued additional warrants to purchase Rhapsody common shares to both RealNetworks and Columbus Nova. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within general and administrative expense in the unaudited condensed consolidated statements of operations.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2017 and 2016, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 6	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2016	$633	$169
Addition (reduction) to allowance	9	—
Amounts written off	—	—
Foreign currency translation	(15)	(1)
Balances, March 31, 2017	$627	$168
One customer accounted for 60% of trade accounts receivable as of March 31, 2017. At December 31, 2016, one customer accounted for 64% of trade accounts receivable.
One customer accounted for 36% or $10.9 million of consolidated revenue during the quarter ended March 31, 2017 which is reflected in our Mobile Services segment.

One customer accounted for 30% of consolidated revenue or $8.4 million during the quarter ended March 31, 2016, which is reflected in our Mobile Services segment. One customer accounted for 12% of consolidated revenue, or $3.5 million, during the quarter ended March 31, 2016, also reflected in our Mobile Services segment.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,980	$30,512	$468	$29,308	$28,781	$527
Developed technology	24,440	24,262	178	23,574	23,263	311
Patents, trademarks and tradenames	3,715	3,632	83	3,530	3,430	100
Service contracts	5,378	5,378	—	5,205	5,205	—
Total	$64,513	$63,784	$729	$61,617	$60,679	$938

No impairments of other intangible assets were recognized in either of the three months ended March 31, 2017 or 2016.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2016	$12,857
Effects of foreign currency translation	58
Balance, March 31, 2017	$12,915

Goodwill by segment (in thousands):

March 31, 2017
Consumer Media	$580
Mobile Services	2,037
Games	10,298
Total goodwill	$12,915

No impairment of goodwill was recognized in either of the three months ended March 31, 2017 or in 2016.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2017	December 31, 2016
Royalties and other fulfillment costs	$2,967	$2,629
Employee compensation, commissions and benefits	5,701	5,136
Sales, VAT and other taxes payable	2,941	3,258
Other	3,816	4,402
Total accrued and other current liabilities	$15,425	$15,425

Note 10	Restructuring Charges
Restructuring and other charges in 2017 and 2016 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2017	$1,564
Costs incurred and charged to expense for the three months ended March 31, 2016	$385
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2017 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2016	$209
Costs incurred and charged to expense for the three months ended March 31, 2017	1,564
Cash payments	(664)
Accrued liability at March 31, 2017	$1,109

Note 11	Lease Exit and Related Charges
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
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2017 (in thousands) are as follows:

Accrued loss at December 31, 2016	$3,186
Additions and adjustments to the lease loss accrual, including estimated sublease income	—
Less amounts paid, net of sublease amounts	(727)
Accrued loss at March 31, 2017	2,459
Less current portion (included in Accrued and other current liabilities)	(612)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,847

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2017	2016
Investments
Accumulated other comprehensive income (loss), beginning of period	$(6)	$1,297
Unrealized gains (losses), net of tax effects of $2, and $90	4	151
Net current period other comprehensive income (loss)	4	151
Accumulated other comprehensive income (loss) balance, end of period	$(2)	$1,448
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(61,639)	$(60,777)
Translation adjustments	594	700
Net current period other comprehensive income (loss)	594	700
Accumulated other comprehensive income (loss) balance, end of period	$(61,045)	$(60,077)
Total accumulated other comprehensive income (loss), end of period	$(61,047)	$(58,629)

Note 13	Income Taxes
As of March 31, 2017, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2016 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 31,
	2017	2016
Net income (loss)	$(9,424)	$(15,171)
Weighted average common shares outstanding used to compute basic EPS	37,030	36,520
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,030	36,520

Basic EPS	$(0.25)	$(0.42)
Diluted EPS	$(0.25)	$(0.42)

During the quarters ended March 31, 2017, and March 31, 2016 4.9 million and 5.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 15	Commitments and Contingencies
From time to time we are and may be subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our business or financial condition, these matters are subject to inherent uncertainties. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.

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
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes our PC-based RealPlayer products, including RealPlayer Plus and related products and intellectual property licensing; (2) Mobile Services, which includes our SaaS services, our LISTEN® product, and our mobile RealTimes® product that is primarily sold through mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of mobile games, sales of games licenses, online games subscription services, advertising on games sites and social network sites, and microtransactions from online games.
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
Segment results for the quarters ended March 31, 2017 and 2016 (in thousands):

Consumer Media

	Quarter Ended March 31,
	2017	2016
Revenue	$5,669	$5,726
Cost of revenue	1,405	2,417
Gross profit	4,264	3,309
Operating expenses	4,010	5,376
Operating income (loss)	$254	$(2,067)

Mobile Services

	Quarter Ended March 31,
	2017	2016
Revenue	$19,084	$16,465
Cost of revenue	13,914	10,917
Gross profit	5,170	5,548
Operating expenses	8,119	9,794
Operating income (loss)	$(2,949)	$(4,246)

Games

	Quarter Ended March 31,
	2017	2016
Revenue	$5,823	$6,039
Cost of revenue	1,937	1,845
Gross profit	3,886	4,194
Operating expenses	4,947	5,295
Operating income (loss)	$(1,061)	$(1,101)

Corporate

	Quarter Ended March 31,
	2017	2016
Cost of revenue	$37	$(7)
Operating expenses	4,295	7,372
Operating income (loss)	$(4,332)	$(7,365)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2017	2016
United States	$9,740	$10,383
Europe	3,195	3,384
Republic of Korea	12,853	9,233
Rest of the World	4,788	5,230
Total net revenue	$30,576	$28,230

Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	March 31, 2017	December 31, 2016
United States	$12,754	$13,052
Europe	3,738	3,920
Republic of Korea	156	168
Rest of the World	1,785	1,909
Total long-lived assets	$18,433	$19,049

Note 18	Related Party Transactions
 See Note 4, Rhapsody Joint Venture, and Note 5, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in Item 1A of Part I in our 2016 10-K entitled “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Overview
RealNetworks creates innovative applications and services that make it easy to connect with and enjoy digital media. We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. See Note 17 Segment Information, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
Our Mobile Services business generates revenue primarily from the sale of SaaS services, which include ringback tones, music on demand, and intercarrier messaging. This business also includes revenue related to mobile RealTimes®, our photo and video sharing application that is primarily sold through mobile telecommunication carriers and related partners. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile telecommunications carriers and our low-margin music on demand customer in Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue in this segment and our consolidated revenue from these customers. The loss of these contracts or the termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and could result in the loss of anticipated profits.
Our Games business, through the GameHouse and Zylom brands, derives revenue from sales of mobile games, games licenses, online games subscription services, and advertising on games sites.
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

As of March 31, 2017, we had $66.3 million in unrestricted cash, cash equivalents and short-term investments, compared to $77.1 million as of December 31, 2016. The 2017 decrease of cash, cash equivalents, and short-term investments was due primarily to cash used in operating activities during the quarter of $9.4 million.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Total revenue	$30,576	$28,230	$2,346	8%
Cost of revenue	17,293	15,172	2,121	14%
Gross profit	13,283	13,058	225	2%
Gross margin	43%	46%
Operating expenses	21,371	27,837	(6,466)	(23)%
Operating income (loss)	$(8,088)	$(14,779)	$6,691	45%
In the first quarter of 2017, our total consolidated revenue increased $2.3 million as compared with the year-earlier period. Mobile Services revenue increased $2.6 million due to increased, low-margin music on demand revenue in Korea, offset in part by small decreases in our Consumer Media and Games businesses.
Cost of revenues increased by $2.1 million for the quarter ended March 31, 2017, resulting in a corresponding decrease of three percentage points in gross margin, due to higher costs of $3.0 million in our Mobile Services segment, offset in part by savings of $1.0 million in our Consumer Media segment, primarily driven by lower bandwidth costs.
Operating expenses decreased by $6.5 million in the quarter ended March 31, 2017 compared with the prior year primarily due to savings realized from reductions in salaries, benefits and professional service fees, marketing expenses and facilities costs totaling $5.3 million, as described more fully below. Further contributing to decreased expense as compared to the prior-year period was the impact of the benefit recorded following the receipt of warrants from Rhapsody of $0.5 million and the release of previously accrued taxes of $0.4 million. These improvements were offset in part by an additional $0.3 million in total restructuring costs relating to severance paid for further worldwide headcount reductions.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Revenue	$5,669	$5,726	$(57)	(1)%
Cost of revenue	1,405	2,417	(1,012)	(42)%
Gross profit	4,264	3,309	955	29%
Gross margin	75%	58%
Operating expenses	4,010	5,376	(1,366)	(25)%
Operating income (loss)	$254	$(2,067)	$2,321	112%

Total Consumer Media revenue for the quarter ended March 31, 2017 was flat as compared to the same quarter of fiscal 2016. Intellectual property licensing revenue increased by $0.4 million for the quarter due primarily to the timing of contracts and contract renewals. Continuing declines in our subscription products of $0.4 million offset the increase realized by our intellectual property licensing.
Cost of revenue decreased by $1.0 million during the quarter ended March 31, 2017, compared with the year-earlier period resulting in an increase in gross margin of 17 percentage points. The decrease in cost of revenue was primarily due to lower bandwidth costs of $0.6 million directly resulting from our ongoing efforts to optimize functionality and increase efficiencies.
Operating expenses decreased by $1.4 million in the quarter ended March 31, 2017, compared with the year-earlier period, partially due to the acceleration of depreciation expense of $0.7 million taken in the first quarter of 2016 related to the obsolescence of e-commerce assets, as well as lower expenses for facilities and support services as a result of our ongoing cost reduction efforts.
Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Revenue	$19,084	$16,465	$2,619	16%
Cost of revenue	13,914	10,917	2,997	27%
Gross profit	5,170	5,548	(378)	(7)%
Gross margin	27%	34%
Operating expenses	8,119	9,794	(1,675)	(17)%
Operating income (loss)	$(2,949)	$(4,246)	$1,297	31%
Total Mobile Services revenue increased by $2.6 million in the quarter ended March 31, 2017 compared with the prior-year period. This increase was driven by an increase of $2.5 million in our low-margin music on demand business in Korea.
Cost of revenue increased by $3.0 million in the quarter ended March 31, 2017 compared with the prior-year period, due primarily to an increase of $2.6 million in our music on demand business related to higher sales.
Operating expenses decreased by $1.7 million for the quarter ended March 31, 2017 compared with the year-earlier period primarily due to reductions in salaries and related personnel costs of $1.5 million.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Revenue	$5,823	$6,039	$(216)	(4)%
Cost of revenue	1,937	1,845	92	5%
Gross profit	3,886	4,194	(308)	(7)%
Gross margin	67%	69%
Operating expenses	4,947	5,295	(348)	(7)%
Operating income (loss)	$(1,061)	$(1,101)	$40	4%
Total Games revenue decreased by $0.2 million in the quarter ended March 31, 2017, compared with the year-earlier period as a $0.4 million increase to our mobile games revenue was offset by decreases in our other games revenue.
Cost of revenue increased slightly compared with the prior-year period due to increases in app store fees related to our mobile revenue growth.
Operating expenses declined by $0.3 million in the quarter ended March 31, 2017, compared with the prior-year period primarily due to reduced marketing expenses.

Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Cost of revenue	$37	$(7)	$44	629%
Operating expenses	4,295	7,372	(3,077)	(42)%
Operating income (loss)	$(4,332)	$(7,365)	$3,033	41%
Operating expenses decreased by $3.1 million in the quarter ended March 31, 2017 compared with the year-earlier period. The decrease was primarily due to a $2.1 million reduction in salary, benefit and professional service expenses, a benefit of $0.5 million relating to the warrant received from Rhapsody in 2017, which is discussed further in Note 5 Fair Value Measurements, a $0.4 million reduction in facilities costs as a result of our reduction of office space, and a benefit of $0.4 million for a release of previously accrued taxes. These decreases were offset in part by an increase in total restructuring costs of $0.3 million relating to severance for further worldwide headcount reductions.
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

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Research and development	$7,349	$9,319	$(1,970)	(21)%
Sales and marketing	7,155	9,225	(2,070)	(22)%
General and administrative	5,303	8,077	(2,774)	(34)%
Restructuring and other charges	1,564	385	1,179	306%
Lease exit and related charges	—	831	(831)	(100)%
Total consolidated operating expenses	$21,371	$27,837	$(6,466)	(23)%
Research and development expenses decreased by $2.0 million in the quarter ended March 31, 2017, compared with the year-earlier period. The decrease was due to a reduction of $0.7 million in salaries, benefits and professional services expense, the acceleration of depreciation expense of $0.7 million taken in the first quarter of 2016, as well as lower expenses for facilities and support services as a result of our ongoing cost reduction efforts.
Sales and marketing expenses decreased by $2.1 million in the quarter ended March 31, 2017 compared with the year-earlier period. The decrease was due to a $1.0 million reduction in salaries, benefits and professional service fees, as well as a decrease of $0.7 million in direct marketing expense.
General and administrative expenses decreased by $2.8 million in the quarter ended March 31, 2017, compared with the year-earlier period, primarily due to an overall decrease in salaries, benefits and professional fees of $1.4 million, as well as a first quarter of 2017 benefit of $0.5 million relating to warrants we received from Rhapsody, which are discussed further in Note 5 Fair Value Measurements. Also contributing to the decrease was a benefit of $0.4 million related to the release of previously accrued taxes.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
Interest income, net	$128	$117	$11	9%
Gain (loss) on investments, net	—	3	(3)	NM
Equity in net loss of Rhapsody	(748)	—	(748)	NM
Other income (expense), net	(226)	(287)	61	(21)%
Total other income (expense), net	$(846)	$(167)	$(679)	(407)%

We account for our investment in Rhapsody under the equity method of accounting, as described in Note 4, Rhapsody Joint Venture. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Other income (expense), net, for the quarter ended March 31, 2017 reflected expense of $0.2 million, which is consistent with the prior-year period, due to similar fluctuations in foreign currency exchange rates.
Income Taxes
During the quarters ended March 31, 2017 and 2016, we recognized an income tax expense of $0.5 million and $0.2 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter ended March 31, 2017 was largely the result of changes in our jurisdictional income.
As of March 31, 2017, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2016 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2017. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2017, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2017 is minimal.
As of March 31, 2017, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, we could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended March 31,
	2017	2016	$ Change	% Change
United States	$9,740	$10,383	$(643)	(6)%
Europe	3,195	3,384	(189)	(6)%
Republic of Korea	12,853	9,233	3,620	39%
Rest of world	4,788	5,230	(442)	(8)%
Total net revenue	$30,576	$28,230	$2,346	8%
Revenue in the United States decreased by $0.6 million in the quarter ended March 31, 2017 compared with the year-earlier period, primarily due to lower revenue in our Mobile Services business.
Revenue in Europe decreased by $0.2 million in the quarter ended March 31, 2017 compared with the year-earlier period due to lower revenues generated by our Games business.
Revenue in Korea increased by $3.6 million in the quarter ended March 31, 2017 compared with the year-earlier period. Of this increase, $2.5 million was generated by our low-margin music on demand services in our Mobile Services business and an additional $1.3 million due to increased sales of intellectual property in our Consumer Media business.
Revenue in the rest of world decreased by $0.4 million in the quarter ended March 31, 2017 compared with the year-earlier period. The decrease was due to lower revenues in our Consumer Media business, offset in part by increases in our Mobile Services revenues.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2017	December 31, 2016
Working capital	$59,718	$66,304
Cash, cash equivalents, and short-term investments	66,276	77,052
Restricted cash equivalents and investments	2,700	2,700

The 2017 decrease of cash, cash equivalents, and short-term investments from December 31, 2016 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $9.4 million in the first three months of 2017.
The following summarizes cash flow activity (in thousands):

	Three months ended March 31,
	2017	2016
Cash provided by (used in) operating activities	$(9,410)	$(11,211)
Cash provided by (used in) investing activities	13,846	4,487
Cash provided by (used in) financing activities	(147)	(771)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $1.8 million less in the three months ended March 31, 2017 as compared to the same period in 2016. Cash used in operations was less due primarily to a lower operating loss in 2017 than the same period in the prior year, driven mainly by our ongoing cost reduction efforts, as previously discussed.

For the three months ended March 31, 2017, cash provided by investing activities of $13.8 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $15.6 million. The increase was offset in part by our advance paid to Rhapsody of $1.5 million, as discussed further in Note 4 Rhapsody Joint Venture.
For the three months ended March 31, 2016, cash provided by investing activities of $4.5 million was primarily due to sales and maturities, net of purchases, of short-term investments of $5.5 million, partially offset by purchases of equipment, software and leasehold improvements of $0.8 million.
Cash used in financing activities for the three months ended March 31, 2017 was $0.1 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock.
Cash used in financing activities for the three months ended March 31, 2016 was $0.8 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock during the quarter.
While we currently have no planned significant capital expenditures for the remainder of 2017 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
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
If Rhapsody continues to incur losses, if it otherwise experiences a significant decline in its business or financial condition, or if we provide financial support to or increase our investment in Rhapsody, we could incur further losses on our investment, which could have an adverse effect on our financial condition, liquidity, and results of operations. For further information on Rhapsody, please refer to Note 4 Rhapsody Joint Venture.
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
As of March 31, 2017, approximately $18.1 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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
The impairment analysis of definite-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future undiscounted cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, and definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors of our 2016 10-K.
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
As of March 31, 2017, $18.1 million of the $66.3 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2017, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2017. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2017, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of March 31, 2017, we had an investment in the voting capital stock of a privately held technology company. See Note 1, Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2017 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties. Readers should carefully consider the risk factors included in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2016, which could adversely affect our business or financial condition, including (without limitation) results of operations, liquidity and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our 2016 Form 10-K and in this and other reports filed with the Securities and Exchange Commission are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also materially adversely affect our business or financial condition.

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

REALNETWORKS, INC.

By:	/s/ Marjorie Thomas
Marjorie Thomas
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 4, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer letter dated March 29, 2017 between RealNetworks, Inc. and Cary Baker

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