Form 10-Q
period 2017-09-30
REALNETWORKS INC
filed 2017-11-02
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 26, 2017 was 37,302,869.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,597	$33,721
Short-term investments	13,482	43,331
Trade accounts receivable, net of allowances	26,651	22,162
Deferred costs, current portion	508	760
Prepaid expenses and other current assets	4,558	4,910
Total current assets	90,796	104,884
Equipment, software, and leasehold improvements, at cost:
Equipment and software	45,557	46,231
Leasehold improvements	3,464	3,317
Total equipment, software, and leasehold improvements, at cost	49,021	49,548
Less accumulated depreciation and amortization	44,962	44,294
Net equipment, software, and leasehold improvements	4,059	5,254
Restricted cash equivalents and investments	2,400	2,700
Other assets	2,177	1,742
Deferred costs, non-current portion	1,010	1,246
Deferred tax assets, net	871	816
Other intangible assets, net	429	938
Goodwill	13,042	12,857
Total assets	$114,784	$130,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,560	$18,225
Accrued and other current liabilities	12,933	15,425
Commitment to Rhapsody	—	1,500
Deferred revenue, current portion	3,008	3,430
Total current liabilities	34,501	38,580
Deferred revenue, non-current portion	553	240
Deferred rent	798	748
Deferred tax liabilities, net	98	87
Other long-term liabilities	1,651	2,201
Total liabilities	37,601	41,856
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,289 shares in 2017 and 37,501 shares in 2016	37	37
Additional paid-in capital	637,862	633,928
Accumulated other comprehensive loss	(59,833)	(61,645)
Retained deficit	(500,883)	(483,739)
Total shareholders’ equity	77,183	88,581
Total liabilities and shareholders’ equity	$114,784	$130,437
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue (A)	$30,002	$31,051	$93,689	$89,015
Cost of revenue (B)	16,534	16,740	51,117	47,610
Gross profit	13,468	14,311	42,572	41,405
Operating expenses:
Research and development	7,152	6,699	22,085	23,185
Sales and marketing	4,883	7,183	17,534	24,157
General and administrative	5,081	7,086	15,638	21,380
Restructuring and other charges	557	499	2,271	1,297
Lease exit and related charges	—	1,233	—	2,191
Total operating expenses	17,673	22,700	57,528	72,210
Operating income (loss)	(4,205)	(8,389)	(14,956)	(30,805)
Other income (expenses):
Interest income, net	116	119	353	316
Gain (loss) on investments, net	—	6,021	—	5,978
Equity in net loss of Rhapsody investment	—	(233)	(1,097)	(629)
Other income (expense), net	(50)	(243)	(288)	(515)
Total other income (expenses), net	66	5,664	(1,032)	5,150
Income (loss) before income taxes	(4,139)	(2,725)	(15,988)	(25,655)
Income tax expense (benefit)	195	331	1,156	919
Net income (loss)	$(4,334)	$(3,056)	$(17,144)	$(26,574)

Basic net income (loss) per share	$(0.12)	$(0.08)	$(0.46)	$(0.72)
Diluted net income (loss) per share	$(0.12)	$(0.08)	$(0.46)	$(0.72)
Shares used to compute basic net income (loss) per share	37,200	36,805	37,112	36,693
Shares used to compute diluted net income (loss) per share	37,200	36,805	37,112	36,693

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$—	$72	$10	$239
Foreign currency translation adjustments, net of reclassification adjustments	562	428	1,802	483
Total other comprehensive income (loss)	562	500	1,812	722
Net income (loss)	(4,334)	(3,056)	(17,144)	(26,574)
Comprehensive income (loss)	$(3,772)	$(2,556)	$(15,332)	$(25,852)

(A) Components of net revenue:
License fees	$6,319	$7,850	$21,996	$20,305
Service revenue	23,683	23,201	71,693	68,710
	$30,002	$31,051	$93,689	$89,015
(B) Components of cost of revenue:
License fees	$1,655	$1,755	$5,381	$4,458
Service revenue	14,879	14,985	45,736	43,152
	$16,534	$16,740	$51,117	$47,610
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(17,144)	$(26,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,402	5,897
Stock-based compensation	3,045	4,557
Equity in net loss of Rhapsody	1,097	629
Deferred income taxes, net	(55)	(198)
Loss (gain) on investments, net	—	(5,978)
Realized translation loss (gain)	—	272
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2017 and 2016	(367)	112
Net change in certain operating assets and liabilities:
Trade accounts receivable	(3,516)	(1,744)
Prepaid expenses and other assets	1,072	1,155
Accounts payable	(447)	450
Accrued and other liabilities	(3,630)	(872)
Net cash provided by (used in) operating activities	(17,543)	(22,294)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(541)	(2,009)
Proceeds from sale of equity and other investments	—	2,110
Purchases of short-term investments	(13,905)	(59,124)
Proceeds from sales and maturities of short-term investments	43,754	68,473
Decrease (increase) in restricted cash equivalents and investments, net	300	190
Acquisitions	—	(150)
Advance to Rhapsody	(1,500)	—
Proceeds from the sale of Slingo and social casino business	—	4,000
Net cash provided by (used in) investing activities	28,108	13,490
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	130	166
Tax payments from shares withheld upon vesting of restricted stock	(338)	(843)
Net cash provided by (used in) financing activities	(208)	(677)
Effect of exchange rate changes on cash and cash equivalents	1,519	450
Net increase (decrease) in cash and cash equivalents	11,876	(9,031)
Cash and cash equivalents, beginning of period	33,721	47,315
Cash and cash equivalents, end of period	$45,597	$38,284

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$419	$531
Cash paid for income taxes	$1,124	$1,876
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$42	$(6)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2017 and 2016

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2017. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
The guidance permits two methods of adoption: the full retrospective method where the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, where the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the requirements of the new standard effective January 1, 2018, and will use the modified retrospective transition method with the cumulative effect to the opening balance of retained earnings recognized as of the date of initial adoption.
Our evaluation of the new standard has made significant progress, and we continue to monitor any authoritative and interpretive guidance issued by standard-setting bodies for impacts on our evaluations. Under the new standard, we currently expect the greatest impact in certain areas where we will be required to estimate usage which drives the underlying revenue. Under the current guidance, we do not recognize revenues until we achieve fixed and determinable status, which would typically be at a later date. We also expect an impact related to the licensing of our RealTimes and RealPlayer products. As we transition to the new revenue standard, we will recognize the revenue predominantly at the time of delivery rather than over the contract period. Revenue recognition for all other product lines is not expected to be significantly impacted.

As a result of the new standard, based on currently executed contracts, we may be required to record a cumulative adjustment increasing our Retained Earnings on January 1, 2018. We expect that the new standard will not have a cash impact and will not affect the economics of the underlying customer contracts. We expect that our disclosures in our notes to the Consolidated Financial Statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about our underlying performance obligations. Our assessment of impacts resulting from the new standard is substantially complete and we are in the process of finalizing our conclusions and evaluating the quantitative impact of these conclusions in both recognition and presentation in the related disclosures. We believe we are continuing to follow an appropriate timeline for proper recognition, presentation and disclosure upon adoption, including the related impacts to our internal controls.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total stock-based compensation expense	$748	$778	$3,045	$4,557
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.61%	1.00%	1.71%	1.25%
Expected life (years)	3.7	3.8	4.2	4.6
Volatility	34%	32%	35%	35%

The total stock-based compensation amounts for 2017 and 2016 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the nine months ended September 30, 2017 and 2016 was stock compensation expense recorded in the first quarter of 2017 and 2016 related to our 2016 and 2015 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2017 and 2016, respectively.

As of September 30, 2017, $3.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 4	Rhapsody Joint Venture
As of September 30, 2017 we owned approximately 42% of the issued and outstanding stock of Rhapsody and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Rhapsody of $0.0 million and $1.1 million for the quarter and nine months ended September 30, 2017; and $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2016. Because of the $10.0 million liquidation preference on the preferred stock we hold in Rhapsody, under the equity method of accounting we did not record any share of Rhapsody losses that would reduce our carrying value of Rhapsody, which is impacted by Rhapsody equity transactions, below $10.0 million, until Rhapsody's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of September 30, 2017, the carrying value of our Rhapsody equity investment was zero, as we do not have further commitment to provide future support to Rhapsody. Unless we commit to provide future financial support to Rhapsody, we do not record our share of Rhapsody losses that would reduce our carrying value of Rhapsody below zero, and instead we track those suspended losses separately.
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
In late March 2017, we were notified that Rhapsody would likely be in default of existing agreements with its third party lenders, which was confirmed in April 2017. We believe this default constitutes a cross default under the loan agreements between Rhapsody and RealNetworks and Rhapsody and Columbus Nova. The default with the third party lenders relates to Rhapsody missing a quarterly revenue target that included assumptions regarding the launch of a new product which Rhapsody subsequently determined not to launch, thus contributing to a revenue shortfall. In June 2017, Rhapsody obtained forbearance agreements from the third party lenders, pursuant to which (in general terms) the lenders agreed to forbear from exercising any remedies they have against Rhapsody relating to defaults existing at June 30, 2017.
In October 2017, Rhapsody entered into a financing agreement with a new third party, under which Rhapsody's wholly owned subsidiary will factor certain receivable in return for cash advances. Rhapsody applied the initial cash proceeds from this arrangement to pay in full and terminate all outstanding term loans with third party lenders and a portion of the amounts outstanding under a revolving credit facility.
The forbearance agreement entered into in June 2017 (as discussed above) has been further extended with the remaining third party lender through November 30, 2017, or until a new default event, whichever may occur first. As of the date of our filing, to our knowledge, Rhapsody has not incurred any such default events; and RealNetworks and Columbus Nova have not elected to declare all amounts outstanding under our loan agreements to be immediately due and payable.

Summarized financial information for Rhapsody, which represents 100% of their financial information, is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$42,816	$54,306	$134,414	$160,269
Gross profit	7,245	15,195	19,927	29,288
Net income (loss)	(627)	1,632	(13,960)	(11,421)

Note 5	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2017				September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$27,254	$—	$—	$27,254	$27,254
Money market funds	16,843	—	—	16,843	16,843
Corporate notes and bonds	—	1,500	—	1,500	1,500
Total cash and cash equivalents	44,097	1,500	—	45,597	45,597
Short-term investments:
Corporate notes and bonds	—	13,482	—	13,482	13,478
Total short-term investments	—	13,482	—	13,482	13,478
Restricted cash equivalents and investments	—	2,400	—	2,400	2,400
Warrants issued by Rhapsody (included in Other assets)	—	—	1,140	1,140	—
Total	$44,097	$17,382	$1,140	$62,619	$61,475

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2016				December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$32,585	$—	$—	$32,585	$32,585
Money market funds	136	—	—	136	136
Corporate notes and bonds	—	1,000	—	1,000	1,000
Total cash and cash equivalents	32,721	1,000	—	33,721	33,721
Short-term investments:
Corporate notes and bonds	—	43,331	—	43,331	43,343
Total short-term investments	—	43,331	—	43,331	43,343
Restricted cash equivalents and investments	—	2,700	—	2,700	2,700
Warrant issued by Rhapsody (included in Other assets)	—	—	773	773	—
Total	$32,721	$47,031	$773	$80,525	$79,764
Restricted cash equivalents and investments as of September 30, 2017 and December 31, 2016 relate to cash pledged as collateral against letters of credit in connection with lease agreements.

Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2017 and 2016 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2017 and December 31, 2016 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2017 (in thousands):

Estimated Fair Value
Within one year	$11,969
Between one year and five years	1,513
Total short-term investments	$13,482
In February 2015, Rhapsody issued warrants to purchase Rhapsody common shares to each of RealNetworks and Rhapsody's one other large stockholder, Columbus Nova. The warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. During the nine months ended September 30, 2017, the decrease in the fair value of the warrants was $0.1 million.
In February 2017, Rhapsody issued additional warrants to purchase Rhapsody common shares to both RealNetworks and Columbus Nova. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within general and administrative expense in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2017, the decrease in the fair value of the warrants was insignificant.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2017 and 2016, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 6	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable and sales returns (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2016	$633	$169
Addition (reduction) to allowance	(19)	13
Amounts written off	—	(11)
Foreign currency translation	73	(1)
Balances, September 30, 2017	$687	$170
Our low-margin music on demand customer, LOEN Entertainment, Co, Ltd. (LOEN), accounted for 63% of trade accounts receivable as of September 30, 2017. At December 31, 2016, the same customer accounted for 64% of trade accounts receivable.
LOEN accounted for 38% or $11.4 million of consolidated revenue during the quarter ended September 30, 2017, and 36% or $33.8 million during the nine months ended September 30, 2017, which is reflected in our Mobile Services segment.
LOEN accounted for 32% of consolidated revenue or $9.9 million during the quarter ended September 30, 2016 and 31% or $27.9 million during the nine months ended September 30, 2016, which is reflected in our Mobile Services segment.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,810	$30,452	$358	$29,308	$28,781	$527
Developed technology	24,440	24,422	18	23,574	23,263	311
Patents, trademarks and tradenames	3,758	3,705	53	3,530	3,430	100
Service contracts	5,413	5,413	—	5,205	5,205	—
Total	$64,421	$63,992	$429	$61,617	$60,679	$938

No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2017 or 2016.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2016	$12,857
Effects of foreign currency translation	185
Balance, September 30, 2017	$13,042

Goodwill by segment (in thousands):

September 30, 2017
Consumer Media	$580
Mobile Services	2,164
Games	10,298
Total goodwill	$13,042

No impairment of goodwill was recognized in either of the nine months ended September 30, 2017 or in 2016.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Royalties and other fulfillment costs	$2,951	$2,629
Employee compensation, commissions and benefits	3,690	5,136
Sales, VAT and other taxes payable	2,944	3,258
Other	3,348	4,402
Total accrued and other current liabilities	$12,933	$15,425

Note 10	Restructuring Charges
Restructuring and other charges in 2017 and 2016 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the nine months ended September 30, 2017	$2,271
Costs incurred and charged to expense for the nine months ended September 30, 2016	$1,297
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2017 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2016	$209
Costs incurred and charged to expense for the nine months ended September 30, 2017	2,271
Cash payments	(2,024)
Accrued liability at September 30, 2017	$456

Note 11	Lease Exit and Related Charges
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
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2017 (in thousands) are as follows:

Accrued loss at December 31, 2016	$3,186
Additions and adjustments to the lease loss accrual, including estimated sublease income	—
Less amounts paid, net of sublease amounts	(1,275)
Accrued loss at September 30, 2017	1,911
Less current portion (included in Accrued and other current liabilities)	(313)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,598

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments
Accumulated other comprehensive income (loss), beginning of period	$4	$1,464	$(6)	$1,297
Unrealized gains (losses), net of tax effects of $0, $42, $5 and $141	—	72	10	239
Net current period other comprehensive income (loss)	—	72	10	239
Accumulated other comprehensive income (loss) balance, end of period	$4	$1,536	$4	$1,536
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(60,399)	$(60,722)	$(61,639)	$(60,777)
Translation adjustments	562	156	1,802	211
Reclassification adjustments for losses (gains) included in other income (expense)	—	272	—	272
Net current period other comprehensive income (loss)	562	428	1,802	483
Accumulated other comprehensive income (loss) balance, end of period	$(59,837)	$(60,294)	$(59,837)	$(60,294)
Total accumulated other comprehensive income (loss), end of period	$(59,833)	$(58,758)	$(59,833)	$(58,758)

Note 13	Income Taxes
As of September 30, 2017, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2016 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,334)	$(3,056)	$(17,144)	$(26,574)
Weighted average common shares outstanding used to compute basic EPS	37,200	36,805	37,112	36,693
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,200	36,805	37,112	36,693

Basic EPS	$(0.12)	$(0.08)	$(0.46)	$(0.72)
Diluted EPS	$(0.12)	$(0.08)	$(0.46)	$(0.72)
During the quarter and nine months ended September 30, 2017, 5.3 million and 5.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
Segment results for the quarters and nine months ended September 30, 2017 and 2016 (in thousands):
Consumer Media

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$4,197	$6,482	$16,817	$18,608
Cost of revenue	981	1,507	3,545	5,485
Gross profit	3,216	4,975	13,272	13,123
Operating expenses	3,217	4,271	10,957	13,940
Operating income (loss)	$(1)	$704	$2,315	$(817)

Mobile Services

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$19,123	$17,683	$57,434	$51,445
Cost of revenue	13,325	13,026	40,668	36,347
Gross profit	5,798	4,657	16,766	15,098
Operating expenses	6,437	8,075	21,261	26,653
Operating income (loss)	$(639)	$(3,418)	$(4,495)	$(11,555)

Games

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$6,682	$6,886	$19,439	$18,962
Cost of revenue	2,226	2,203	6,842	5,865
Gross profit	4,456	4,683	12,597	13,097
Operating expenses	5,071	4,649	15,108	14,669
Operating income (loss)	$(615)	$34	$(2,511)	$(1,572)

Corporate

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$2	$4	$62	$(87)
Operating expenses	2,948	5,705	10,202	16,948
Operating income (loss)	$(2,950)	$(5,709)	$(10,264)	$(16,861)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, Republic of Korea and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$10,084	$10,642	$30,713	$31,379
Europe	3,337	3,288	9,736	10,002
Republic of Korea	12,054	10,582	37,026	30,227
Rest of the World	4,527	6,539	16,214	17,407
Total net revenue	$30,002	$31,051	$93,689	$89,015
Long-lived assets (which consist of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands) are as follows:

	September 30, 2017	December 31, 2016
United States	$12,274	$13,052
Europe	3,555	3,920
Republic of Korea	105	168
Rest of the World	1,596	1,909
Total long-lived assets	$17,530	$19,049

Note 18	Related Party Transactions
 See Note 4, Rhapsody Joint Venture, and Note 5, Fair Value Measurements, for details on transactions involving Rhapsody.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Mobile Services business generates revenue primarily from the sale of SaaS services, which include ringback tones, RealTimes®, intercarrier messaging, and our low-margin music on demand service. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile telecommunications carriers and our low-margin music on demand customer in Korea. The loss of these contracts or the termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and could result in the loss of anticipated profits. Our contract with our music on demand customer in Korea, LOEN, is set to expire at the end of fiscal year 2017, and we do not anticipate renewal. As discussed in Note 6 Allowance for Doubtful Accounts Receivable and Sales Returns, our low-margin music on demand business generated revenue of $11.4 million and $33.8 million for the three and nine months ended September 30, 2017, respectively. While non-renewal would result in a material decline in our consolidated revenue in periods after 2017, we would not expect the impact to consolidated Gross profit to be significant as the profitability of this contract has declined over time, currently generating less than three percent of our consolidated Gross profit; or $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.
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

As of September 30, 2017, we had $59.1 million in unrestricted cash, cash equivalents and short-term investments, compared to $77.1 million as of December 31, 2016. The 2017 decrease of cash, cash equivalents, and short-term investments was due to cash used in operating activities during the first nine months of $17.5 million.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total revenue	$30,002	$31,051	$(1,049)	(3)%	$93,689	$89,015	$4,674	5%
Cost of revenue	16,534	16,740	(206)	(1)%	51,117	47,610	3,507	7%
Gross profit	13,468	14,311	(843)	(6)%	42,572	41,405	1,167	3%
Gross margin	45%	46%			45%	47%
Operating expenses	17,673	22,700	(5,027)	(22)%	57,528	72,210	(14,682)	(20)%
Operating income (loss)	$(4,205)	$(8,389)	$4,184	50%	$(14,956)	$(30,805)	$15,849	51%
In the third quarter of 2017, our total consolidated revenue decreased $1.0 million as compared with the year-earlier period. Of this decrease, $2.3 million is attributed to our Consumer Media segment, due primarily to timing of shipments by our intellectual property customers. The decrease was offset in part by a $1.4 million increase in our Mobile Services segment due primarily to increased low-margin music on demand revenue in Korea.
Cost of revenues decreased by $0.2 million for the quarter ended September 30, 2017, due in part to savings of $0.5 million in our Consumer Media segment. These savings were offset in part by higher costs of $0.3 million in our Mobile Services segment.
Operating expenses decreased by $5.0 million in the quarter ended September 30, 2017 compared with the prior year primarily due to savings realized from reductions in salaries, benefits and professional service fees, and marketing expenses totaling $2.1 million, as described more fully below, lower facilities and support services costs of $1.6 million, as well as a decrease of $1.2 million relating to decreased lease exit and related charges as compared to the prior-year period.
For the nine months ended September 30, 2017, our total consolidated revenue increased by $4.7 million, compared with the year-earlier period. Revenues increased in our Mobile Services segment by $6.0 million due primarily to increased low-margin music on demand revenue in Korea and revenue increased $0.5 million in our Games segment. These increases were offset in part by a decrease of $1.8 million in our Consumer Media segment.
Cost of revenues increased by $3.5 million in the nine months ended September 30, 2017 compared with the prior year period, resulting in a two percentage point decrease in gross margin, due to higher costs of $4.3 million in our Mobile Services segment, as well as a $1.0 million increase in our Games segment. These increases were offset by savings of $1.9 million in our Consumer Media segment.
Operating expenses decreased $14.7 million in the nine months ended September 30, 2017 as compared with the prior year due to savings realized from reductions in salaries, benefits and professional service fees, and marketing expenses totaling $12.2 million, as described more fully below. Further contributing to decreased expense as compared to the prior-year period was the impact of reduced lease exit costs of $2.2 million, as well as the benefit recorded following the receipt of warrants in the first quarter of 2017 from Rhapsody of $0.5 million and the release of previously accrued taxes of $0.4 million in the first quarter of 2017. These decreases were offset by an increase of $1.0 million relating to increased restructuring costs due to increased severance charges as compared to the prior-year period.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$4,197	$6,482	$(2,285)	(35)%	$16,817	$18,608	$(1,791)	(10)%
Cost of revenue	981	1,507	(526)	(35)%	3,545	5,485	(1,940)	(35)%
Gross profit	3,216	4,975	(1,759)	(35)%	13,272	13,123	149	1%
Gross margin	77%	77%			79%	71%
Operating expenses	3,217	4,271	(1,054)	(25)%	10,957	13,940	(2,983)	(21)%
Operating income (loss)	$(1)	$704	$(705)	(100)%	$2,315	$(817)	$3,132	383%

Total Consumer Media revenue for the quarter ended September 30, 2017 decreased $2.3 million as compared to the same quarter in 2016. Intellectual property licensing revenue decreased by $1.7 million for the quarter due primarily to timing of shipment by our customers. Continuing declines in our subscription products of $0.5 million further contributed to the overall decrease as compared to the prior year period.
Cost of revenue decreased by $0.5 million during the quarter ended September 30, 2017, compared with the year-earlier period. The decrease in cost of revenue was primarily due to lower bandwidth costs of $0.2 million directly resulting from our ongoing efforts to optimize functionality and increase efficiencies.
Operating expenses decreased by $1.1 million in the quarter ended September 30, 2017, compared with the year-earlier period, primarily due to lower expenses for facilities and support services of $0.5 million as a result of our ongoing cost reduction efforts, as well as a decrease in salaries, benefits and professional services fees of $0.6 million.
Total Consumer Media revenue for the nine months ended September 30, 2017 decreased $1.8 million as compared to the same period in 2016, primarily due to continuing declines in our subscription products of $1.2 million and a decrease of $0.2 million in related advertising revenue.
Cost of revenue decreased by $1.9 million during the nine months ended September 30, 2017, compared with the year-earlier period resulting in an increase in gross margin of 8 percentage points. The decrease in cost of revenue was primarily due to lower bandwidth and other support costs of $1.5 million directly resulting from our ongoing efforts to optimize functionality and increase efficiencies.
Operating expenses decreased by $3.0 million in the nine months ended September 30, 2017, compared with the year-earlier period, due to lower expenses for facilities and support services of $1.8 million as a result of our ongoing cost reduction efforts, the acceleration of depreciation expense of $0.7 million taken in the first quarter of 2016 related to the obsolescence of e-commerce assets, and lower marketing expense of $0.3 million in 2017 compared to 2016.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$19,123	$17,683	$1,440	8%	$57,434	$51,445	$5,989	12%
Cost of revenue	13,325	13,026	299	2%	40,668	36,347	4,321	12%
Gross profit	5,798	4,657	1,141	25%	16,766	15,098	1,668	11%
Gross margin	30%	26%			29%	29%
Operating expenses	6,437	8,075	(1,638)	(20)%	21,261	26,653	(5,392)	(20)%
Operating income (loss)	$(639)	$(3,418)	$2,779	81%	$(4,495)	$(11,555)	$7,060	61%
Total Mobile Services revenue increased by $1.4 million in the quarter ended September 30, 2017 compared with the prior-year period which was due to an increase of $1.5 million in our low-margin music on demand contract in Korea.
Cost of revenue increased by $0.3 million in the quarter ended September 30, 2017 compared with the prior-year period, due primarily to an increase of $1.7 million in our low-margin music on demand business related to higher sales, offset in part by reductions in salaries and benefits of $0.5 million, facilities and support services costs of $0.3 million and third-party customer service of $0.3 million.
Operating expenses decreased by $1.6 million for the quarter ended September 30, 2017 compared with the year-earlier period primarily due to reductions in salaries, benefits and professional services fees of $0.9 million and a reduction in our facilities and support services costs of $0.5 million as a result of our ongoing cost reduction efforts.
Total Mobile Services revenue increased by $6.0 million in the nine months ended September 30, 2017 compared with the prior-year period. This increase was driven by an increase of $5.9 million in our low-margin music on demand contract in Korea and an increase of $0.6 million in our ringback tones business. These increases were offset by a decrease of $0.5 million in our intercarrier messaging service.
Cost of revenue increased by $4.3 million in the nine months ended September 30, 2017 compared with the prior-year period, due to an increase of $6.3 million in our low-margin music on demand business related to higher sales. The increased cost was offset by reduced spending on third-party customer service of $0.8 million, reduced facilities spend of $0.7 million and lower bandwidth costs of $0.6 million.
Operating expenses decreased by $5.4 million for the nine months ended September 30, 2017 compared with the year-earlier period primarily due to reductions in salaries, benefits and professional services fees of $3.4 million, as well as reduced facilities and support services costs of $1.3 million as a result of our ongoing cost reduction efforts and reduced marketing spend of $0.4 million.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$6,682	$6,886	$(204)	(3)%	$19,439	$18,962	$477	3%
Cost of revenue	2,226	2,203	23	1%	6,842	5,865	977	17%
Gross profit	4,456	4,683	(227)	(5)%	12,597	13,097	(500)	(4)%
Gross margin	67%	68%			65%	69%
Operating expenses	5,071	4,649	422	9%	15,108	14,669	439	3%
Operating income (loss)	$(615)	$34	$(649)	NM	$(2,511)	$(1,572)	$(939)	(60)%
Total Games revenue declined slightly for the quarter ended September 30, 2017, compared with the year-earlier period due to a $0.5 million decrease in our other games revenue offset by a $0.3 million increase in our mobile games revenue.
Cost of revenue was flat for the quarter ended September 30, 2017 when compared with the prior-year period due to increases in app store fees related to our mobile revenue growth, offset by decreased bandwidth and advertising costs.

Operating expenses increased by $0.4 million in the quarter ended September 30, 2017, compared with the prior-year period primarily as a result of increased salaries and benefits costs due to our continued investment in growing our mobile games offerings.
Total Games revenue increased by $0.5 million in the nine months ended September 30, 2017, compared with the year-earlier period as a $2.0 million increase in our mobile games revenue was offset by a decrease of $1.5 million in our other games revenue.
Cost of revenue increased by $1.0 million in the nine months ended September 30, 2017 compared with the prior-year period due to increases in app store fees related to our mobile revenue growth, as well as increased royalty fees paid to developers.
Operating expenses increased by $0.4 million in the nine months ended September 30, 2017, compared with the prior-year period, due to increased salaries and benefit costs due to our continued investment in growing our mobile games offerings, offset in part by lower marketing costs.
Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenue	2	$4	$(2)	50%	$62	$(87)	$149	171%
Operating expenses	2,948	5,705	(2,757)	(48)%	10,202	16,948	(6,746)	(40)%
Operating income (loss)	$(2,950)	$(5,709)	$2,759	48%	$(10,264)	$(16,861)	$6,597	39%
Operating expenses decreased by $2.8 million in the quarter ended September 30, 2017 compared with the year-earlier period. The decrease was primarily due to a reduction of $1.2 million in our restructuring costs due to lower lease exit and related charges compared to the prior-year period, a $0.9 million reduction in salary, benefit and professional service expenses, and a $0.7 million reduction in facilities and support services.
Operating expenses decreased by $6.7 million in the nine months ended September 30, 2017 compared with the year-earlier period. The decrease was primarily due to a $4.5 million reduction in salary, benefit and professional service expenses, a reduction of $2.2 million due to lower lease exit and related charges, and a benefit of $0.5 million relating to the warrant received from Rhapsody in the first quarter of 2017, which is discussed further in Note 5 Fair Value Measurements. These decreases were offset by an increase of $1.0 million relating to increased restructuring costs due to increased severance charges as compared to the prior-year period.
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

	Quarter Ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$7,152	$6,699	$453	7%	$22,085	$23,185	$(1,100)	(5)%
Sales and marketing	4,883	7,183	(2,300)	(32)%	17,534	24,157	(6,623)	(27)%
General and administrative	5,081	7,086	(2,005)	(28)%	15,638	21,380	(5,742)	(27)%
Restructuring and other charges	557	499	58	12%	2,271	1,297	974	75%
Lease exit and related charges	—	1,233	(1,233)	(100)%	—	2,191	(2,191)	(100)%
Total consolidated operating expenses	$17,673	$22,700	$(5,027)	(22)%	$57,528	$72,210	$(14,682)	(20)%

Research and development expenses increased by $0.5 million in the quarter ended September 30, 2017, compared with the year-earlier period, primarily due to an increase of $0.6 million in salaries, benefits and professional services expense, reflecting our increased efforts towards our growth initiatives.
Research and development expenses decreased by $1.1 million in the nine months ended September 30, 2017, compared with the year-earlier period. The decrease was due to the acceleration of depreciation expense of $0.7 million taken in the first quarter of 2016 and lower expenses for facilities and support services of $0.8 million as a result of our ongoing cost reduction efforts. These cost reductions were offset in part by an increase of $0.3 million in salaries, benefits and professional services expense due to increased efforts toward our growth initiatives.
Sales and marketing expenses decreased by $2.3 million in the quarter ended September 30, 2017 compared with the year-earlier period. The decrease was due to a $1.8 million reduction in salaries, benefits and professional service fees, as well as a decrease of $0.3 million from lower facilities and support services.
Sales and marketing expenses decreased by $6.6 million in the nine months ended September 30, 2017 compared with the year-earlier period. The decrease was due to a $4.4 million reduction in salaries, benefits and professional service fees, a decrease of $1.4 million in direct marketing expense and a reduction of $0.8 million from lower facilities and support services.
General and administrative expenses decreased by $2.0 million in the quarter ended September 30, 2017, compared with the year-earlier period, due to an overall decrease in salaries, benefits and professional fees of $0.8 million, and a decrease of $1.1 million related to reduced facilities and support services costs.
General and administrative expenses decreased by $5.7 million in the nine months ended September 30, 2017, compared with the year-earlier period, primarily due to an overall decrease in salaries, benefits and professional fees of $3.7 million, a decrease of $1.3 million related to reduced facilities and support services costs, as well as a first quarter of 2017 benefit of $0.5 million relating to warrants we received from Rhapsody, which are discussed further in Note 5 Fair Value Measurements. Also contributing to the decrease was a benefit of $0.4 million in the first quarter of 2017 related to the release of previously accrued taxes.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest income, net	$116	$119	$(3)	(3)%	$353	$316	$37	12%
Gain (loss) on investments, net	—	6,021	(6,021)	(100)%	—	5,978	(5,978)	(100)%
Equity in net loss of Rhapsody	—	(233)	233	100%	(1,097)	(629)	(468)	(74)%
Other income (expense), net	(50)	(243)	193	(79)%	(288)	(515)	227	(44)%
Total other income (expense), net	$66	$5,664	$(5,598)	(99)%	$(1,032)	$5,150	$(6,182)	(120)%

Gain (loss) on investments, net, decreased $6.0 million for the three and nine months ended September 30, 2017, respectively. The decrease is due to the prior year receipt and recognition of a $4.0 million payment from our 2015 sale of the Slingo and social casino business, and to the receipt of proceeds of $2.0 million, net of transaction costs, from the sale of a domain name.

We account for our investment in Rhapsody under the equity method of accounting, as described in Note 4, Rhapsody Joint Venture. The net carrying value of our investment in Rhapsody is not necessarily indicative of the underlying fair value of our investment.

Income Taxes
During the quarters ended September 30, 2017 and 2016, we recognized income tax expense of $0.2 million and $0.3 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter ended September 30, 2017 was largely the result of changes in our jurisdictional income.
As of September 30, 2017, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2016 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2017. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended September 30, 2017, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2017 was minimal.
As of September 30, 2017, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the future in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
Geographic Revenue
Revenue by geographic region was as follows (dollars in thousands):

	Quarters ended September 30,				Nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
United States	$10,084	$10,642	$(558)	(5)%	$30,713	$31,379	$(666)	(2)%
Europe	3,337	3,288	49	1%	9,736	10,002	(266)	(3)%
Republic of Korea	12,054	10,582	1,472	14%	37,026	30,227	6,799	22%
Rest of world	4,527	6,539	(2,012)	(31)%	16,214	17,407	(1,193)	(7)%
Total net revenue	$30,002	$31,051	$(1,049)	(3)%	$93,689	$89,015	$4,674	5%
Revenue in the United States decreased by $0.6 million in the quarter ended September 30, 2017 compared with the year-earlier period, primarily due to decreases in our Mobile Services segment.
Revenue in the United States decreased by $0.7 million in the nine months ended September 30, 2017 as compared to the prior-year period, primarily due to lower revenue in our Mobile Services and Consumer Media segments, offset by increases in our Games segment .
Revenue in Europe was flat in the quarter ended September 30, 2017 compared with the year-earlier period due to lower revenues generated by our Games segments, offset by slight increases in our Mobile Services segment.

Revenue in Europe decreased by $0.3 million in the nine months ended September 30, 2017 compared with the year-earlier period due to lower revenues generated by our Games segment, offset in part by a slight increases in our Consumer Media and Mobile Services segments.
Revenue in Korea increased by $1.5 million in the quarter ended September 30, 2017 compared with the year-earlier period. The increase is due to additional revenues of $1.5 million generated by our low-margin music on demand services in our Mobile Services segment, which is the primary source of revenue in Korea.
Revenue in Korea increased by $6.8 million in the nine months ended September 30, 2017 compared with the year-earlier period. Of this increase, $5.9 million was generated by our low-margin music on demand services in our Mobile Services segment and an additional $1.2 million due to increased sales of intellectual property in our Consumer Media segment.
Revenue in the rest of world decreased by $2.0 million in the quarter ended September 30, 2017 compared with the year-earlier period. The decrease was due to lower revenues in our Consumer Media segment due to timing of shipment by our customers.
Revenue in the rest of world decreased by $1.2 million in the nine months ended September 30, 2017 compared with the year-earlier period. The decrease was due to lower revenues of $2.6 million in our Consumer Media segment, offset in part by increased revenues in our Mobile Services segment of $1.7 million.
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2017	December 31, 2016
Working capital	$56,295	$66,304
Cash, cash equivalents, and short-term investments	59,079	77,052
Restricted cash equivalents and investments	2,400	2,700

The 2017 decrease of cash, cash equivalents, and short-term investments from December 31, 2016 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $17.5 million in the first nine months of 2017.
The following summarizes cash flow activity (in thousands):

	Nine months ended September 30,
	2017	2016
Cash provided by (used in) operating activities	$(17,543)	$(22,294)
Cash provided by (used in) investing activities	28,108	13,490
Cash provided by (used in) financing activities	(208)	(677)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $4.8 million less in the nine months ended September 30, 2017 as compared to the same period in 2016. Cash used in operations was less due primarily to a lower operating loss for 2017 than the same period in the prior year, driven mainly by our ongoing cost reduction efforts, as previously discussed. The effect of the lower operating loss was offset in part by the change in operating assets and liabilities during 2017 compared to 2016. In the current year, we used cash of $6.5 million from the net change in operating assets and liabilities while in 2016 the net change in operating assets and liabilities used $1.0 million.

For the nine months ended September 30, 2017, cash provided by investing activities of $28.1 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $29.8 million. The increase was offset in part by our advance paid to Rhapsody of $1.5 million, as discussed further in Note 4 Rhapsody Joint Venture, and fixed asset purchases of $0.5 million.
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
Cash used in financing activities for the nine months ended September 30, 2017 was $0.2 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock.
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
As of September 30, 2017, approximately $19.6 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. income and foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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
As of September 30, 2017, $19.6 million of the $59.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2017, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. or may be remitted tax-free to the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, RealNetworks could be subject to additional U.S. income and foreign withholding taxes. It is not practicable to determine the foreign withholding and U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2017. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2017, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2017, we had an investment in the voting capital stock of a privately held technology company. See Note 1, Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of September 30, 2017 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 2, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Cary Baker, Senior Vice President, Chief Financial Officer and Treasurerof RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Cary Baker, Senior Vice President, Chief Financial Officer and Treasurerof RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document