Form 10-K/A
period 2017-12-31
REALNETWORKS INC
filed 2018-04-30
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K/A
(Amendment No.1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-37745
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
The number of shares of the registrant’s common stock outstanding as of March 31, 2018 was 37,563,888.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on February 27, 2018, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2018 annual meeting of shareholders. Our 2018 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 1, 2018. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	56	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	53	Director (1)	1	2015
Christopher R. Jones	48	Director (1)	3	2016
Dawn G. Lepore	64	Director (2, 3*)	1	2013
Janice Roberts	62	Director (2*, 3)	2	2010
Michael B. Slade	60	Director	2	2011
Dominique Trempont	63	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Christopher R. Jones
Mr. Jones serves as Engineering Director for Microsoft Corporation, leading the engineering team for Microsoft Healthcare NExT, an incubator which aims to accelerate healthcare innovation through artificial intelligence and cloud computing, a position he has held since October 2015. Previously, from February 2000 to October 2015, Mr. Jones served as a Corporate Vice President in various business divisions at Microsoft, including OneDrive & SharePoint, Windows Services, and Windows, where he led the engineering teams for several Microsoft products, such as OneDrive and OneDrive for Business, SharePoint Online and SharePoint Server, Outlook.com and other consumer services, and Windows XP. Mr. Jones joined Microsoft in August 1991, and held several program management and engineering roles prior to being named a Corporate Vice President. Mr. Jones currently serves on the Board of Trustees of The Bush School. Mr. Jones holds a B.S. degree in mathematical and computational sciences from Stanford University.
Senior leadership experience Extensive experience in software engineering and development

Dawn G. Lepore
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
Class 3 Directors
Bruce A. Jaffe
Mr. Jaffe serves as Chief Executive Officer of Donuts, Inc., an early stage, privately held operator of top-level domain names, since January 1, 2017. He is also a consultant and investor with Three Point Group, LLC, which he founded in 2008 and which focuses on early stage and growth technology companies. Mr. Jaffe served as Chief Financial Officer and EVP Corporate Development of Glam Media, a privately held media company, from May 2010 to December 2011. From June 1995 through February 2008, Mr. Jaffe held various positions at Microsoft Corporation, most recently serving as its Corporate Vice President, Corporate Development, where he managed M&A and strategic transactions. Mr. Jaffe serves as a director of several privately held companies, including Donuts, Inc. Mr. Jaffe holds a B.S. degree from UC Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

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

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current executive officers as of April 1, 2018 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Cary L. Baker	42	Senior Vice President, Chief Financial Officer and Treasurer
Michael M. Parham	54	Senior Vice President, General Counsel and Corporate Secretary
Massimiliano Pellegrini	50	President, RealNetworks

Cary Baker has served as our Senior Vice President, Chief Financial Officer and Treasurer since May 5, 2017. Mr. Baker most recently served as Chief Financial Officer of HEAT Software, Inc., a global provider of cloud-based IT service management and endpoint management software solutions, from its formation in February 2015 through April 2017. From March 2014 to October 2016, Mr. Baker also served as Chief Financial Officer of NetMotion Software, a provider of mobile security and performance management software solutions, and an affiliate of HEAT Software. From May 2010 to November 2013, he held key financial leadership roles at Clearwire Corporation, including most recently as Vice President Finance from May 2011. Mr. Baker’s earlier experience includes financial leadership roles at Boost Mobile and Sprint Corporation. Mr. Baker holds an M.B.A. from the Kelley School of Business at Indiana University and a Bachelor of Science degree in finance from the University of Idaho.
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
Massimiliano Pellegrini has served as President, RealNetworks since February 2018, and previously served as President, Mobile Services from April 2016 to February 2018, President, Products and Marketing from June 2014 to April 2016, and President of our Mobile Entertainment business from February 2013 to June 2014. Prior to joining RealNetworks, Mr. Pellegrini served as Chairman and Chief Executive Officer of Dada.net S.p.A., a mobile web services company. In 2011, Dada.net was acquired by Buongiorno S.p.A., an international provider of mobile entertainment services. Buongiorno was acquired in July 2012 by NTT Docomo, a Japanese provider of mobile voice, data and multimedia services. Prior to joining Dada.net in May 2000, Mr. Pellegrini was a consultant with Andersen Consulting (now Accenture). Mr. Pellegrini holds a degree in business administration from the University of Florence.
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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2017, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2017 annual meeting of RealNetworks shareholders filed with the SEC on August 8, 2017.
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
EXECUTIVE SUMMARY FOR 2017
Overview. 2017 was a transformative year for RealNetworks, and we ended the year having changed the profile of our businesses and set up the company for growth and profitability. Over the past several years, management has rigorously evaluated the company's legacy products and services, as well as the technologies under development, focusing on achieving meaningful growth and profitability in the near term. During 2017, we began initial market testing on major new products, announced launch partners, and expanded test markets, while also exiting a low-margin business that no longer supported our overall growth and profitability goals. Chairman and Chief Executive Officer, Rob Glaser drove these efforts, together with a strong senior leadership team comprised of Max Pellegrini as President of Mobile Services and Bill Patrizio as President of Consumer Media business, and a corporate leadership team headed by Cary Baker as Chief Financial Officer, new to RealNetworks as of May 2017, and Michael Parham as General Counsel.
Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. In general, the compensation provided to our named executive officers in 2017 was consistent with compensation in prior years. Nevertheless, all of the ongoing officers who were employed in 2016 have 2017 total compensation, as reported in the Summary Compensation Table that follows this Compensation Discussion and Analysis, that is lower than the total compensation reported for 2016. Further, the total compensation value provided to all of the named executive officers, again as reported in the Summary Compensation Table, was below the median value provided by peer group companies.
The compensation package for our only executive officer hired in 2017, Mr. Baker, was also in line with our new-hire compensation levels for business executives.
Financial Results. Our financial results for 2017 show momentum towards our strategic goals, with significant improvement in gross margin, stabilization of revenue, and a significant decline in operating expenses for the full year. Overall, our financial results reflect our efforts to advance key growth initiatives, enhance profitability, and improve our cost structure. Consolidated revenue decreased by 3% from 2016 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP, which excludes revenue from discontinued operations. Gross profit increased by 3% over 2016, with gross margin improving year over year to 71% for fiscal year 2017. Operating expenses declined 18% over the prior year, and our net loss, which includes net loss from continuing operations and net income from discontinued operations, improved from a loss of $36.6 million in 2016 to a loss of $16.3 million in 2017. Adjusted EBITDA, which we define below, improved from a loss of $23.2 million in 2016 to a loss of $12.0 million in 2017, primarily as we focused on product launches and partnership opportunities, enhancing the scalability of our go-forward businesses, and improved overall efficiencies.
Our incentive bonus program for 2017, which was primarily based on achievement against target revenue and adjusted EBITDA or divisional contribution margin goals, paid out at a higher level than 2016 based on our 2017 financial results, which established a foundation for future growth and profitability.
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
Our named executive officers for 2017 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

Cary Baker	SVP, Chief Financial Officer and Treasurer (effective May 5, 2017)

William Patrizio	President, Consumer Media (Mr. Patrizio left RealNetworks during the first quarter of 2018 to become President and CEO of our affiliate, Rhapsody International, Inc.)

Massimiliano Pellegrini	President, Mobile Services (Mr. Pellegrini was named President of RealNetworks, effective February 1, 2018)

Michael Parham	SVP, General Counsel and Corporate Secretary

Marjorie Thomas	Former SVP, Chief Financial Officer and Treasurer (through May 5, 2017)
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2017, all of our named executive officers participated in the Executive Bonus Plan, although Ms. Thomas left RealNetworks during the year so was not eligible for a payout under the plan. Moreover, in a continuing effort to more closely align the interests of executives and shareholders and to conserve cash, the Compensation Committee determined that any payouts under the plan would be paid 50% in cash and 50% in the form of fully vested restricted stock units. The purpose of this structure was to preserve company cash and align the payment from the annual bonus plan with shareholder value.
Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards, as evidenced by the long-term performance-based option awards granted to Mr. Glaser in 2014, 2015 and 2016. These awards become eligible to vest only upon achievement of significant total shareholder return goals (subject to continued service with us). The performance-based option granted to Mr. Glaser in 2014 expired in 2017, unearned. In 2017, due to the stock price performance requirement inherent in stock options and the difficulty in determining appropriate total shareholder return goals, the Compensation Committee utilized a time-based option award for Mr. Glaser's 2017 long-term equity award, although the fair value of the 2017 award was lower than the 2016 option award.
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
2017 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•	Of our six named executive officers for 2017, one executive, Mr. Baker, was hired in May 2017, replacing Ms. Thomas as our Chief Financial Officer.

•	Consistent with our overall focus on stabilizing our businesses and reducing our cost structure, there were no salary increases for our incumbent named executive officers during 2017.

•
In addition, 2017 incentive bonus payouts for named executive officers, except Mr. Patrizio, were below target levels. Mr. Pellegrini's 2017 incentive bonus was lower than the prior year, while Mr. Parham's 2017 incentive bonus was slightly higher than in the prior year. For Mr. Patrizio, his 2017 incentive bonus was at target, and flat with the prior year (on a prorated basis), in line with the performance of the Consumer Media business.

•
Payouts of 2017 incentive bonuses were made to the named executive officers 50% in cash and 50% in the form of fully vested RSUs rather than 100% in cash in an effort to conserve the company's cash and to more closely align the interests of executives with those of the company's shareholders.

•	Total compensation for the incumbent named executive officers was lower than in the prior year.
Highlights relating to our CEO:

•
Our CEO's total compensation for 2017 was lower than in the prior year. Although his incentive bonus payout was slightly higher than last year, but well below target, his long-term equity award was lower than in 2016. Base salary was consistent year over year and was not high relative to peer companies as it was below the median of the peer group.

•
Of the total value of equity awards granted to our CEO in 2017, 11% was directly performance based as it related to the 2016 incentive bonus (which has been reported as 2016 compensation); 73% was a long-term equity award granted as a stock option scheduled to vest over four years but naturally performance-based because the option only provides value to the CEO if our stock price increases above the closing price on the grant date; and the remaining 16%, or $150,000, was equity in the form of a stock option granted in lieu of cash salary for 2017, thus making a portion of his annual salary considerably more performance-based and less guaranteed than if his salary had been paid solely in cash. Notably, there was no premium added to the option value when replacing the cash salary (i.e., $150,000 of salary for 2017 was granted as options in 2017). The company does not view the CEO's salary replacement options as long-term incentive compensation, therefore we view 100% of the CEO's equity compensation for 2017 as contingent on achieving a minimum stock price performance threshold.

•
Our CEO's total direct compensation for 2017 (comprised of salary, 2017 bonus, and equity awards, but excluding the 2016 bonus that was paid in a mix of cash and equity in early 2017) was below the median for peer group CEOs.

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

•
Annual performance-based incentive bonus. We establish a performance-based incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to receive a bonus, typically paid in cash (although this was not the case for 2017), upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are not guaranteed.
Bonuses in 2017 were below the target opportunity provided to each eligible named executive officer except Mr. Patrizio. Moreover, 2017 bonuses were paid 50% in cash and 50% in the form of fully vested RSUs, exhibiting discipline from a cash management perspective and a desire to more closely align executives' interests with shareholders.
Although a portion of the 2017 bonus was paid in the form of fully vested RSUs, these equity awards were not considered to be equity compensation from the company's perspective as they were essentially cash-equivalent payments made pursuant to the Executive Bonus Plan. Further, although the grants that relate to the 2016 Executive Bonus Plan are reported in the "2017 Grants of Plan-Based Awards" table that follows this Compensation Discussion and Analysis, the value of those awards is not included in 2017 total compensation for our named executive officers as it was more appropriately included in 2016 total compensation.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period. Other than our CEO and our newly hired executive, none of our named executive officers received a long-term equity award in 2017; the shareholder-approved option exchange program that was completed in December 2016 served to refresh the equity holdings of our employees worldwide, including our executive officers (except Mr. Glaser, as he was ineligible to participate). Mr. Baker, our most recently hired executive, received a long-term inducement award upon his hire in May 2017. Mr. Glaser's 2017 long-term equity award was an option to purchase 400,000 shares that vests over the four-year period following the grant date, with 25% vesting on the one-year anniversary and 12.5% every six months thereafter, subject to continued service to the company on each vesting date. Mr. Glaser also received an option award in 2017 to acquire 63,675 shares that was granted in lieu of $150,000 of cash salary; the company does not view this salary replacement option as part of Mr. Glaser's long-term equity compensation.

These elements provide incentives to encourage our executives to appropriately balance their focus between our short-term and long-term strategic goals.
We believe that there are multiple, dynamic factors that contribute to the success of our businesses and the individuals that lead those businesses. Moreover, we recognize that our business and the industry in which we operate are constantly evolving and highly competitive in nature. Our approach to executive compensation, therefore, has been to avoid adopting a strict, formulaic structure and to instead allow for a more nuanced and customized system. Under our executive compensation program, we consider the needs of our businesses and our company as a whole; design various elements of compensation to drive our executives and their teams to meet or exceed company goals and objectives; and take into account competitive practices in order to achieve our recruiting and retention needs. Consistent with our desire to maintain competitive practices and achieve our recruiting and retention goals, in addition to our three primary elements of compensation, our executive compensation packages also contain certain severance and change in control arrangements; some targeted, one-time bonuses; and retirement and other generally available, broad-based benefits. In general, we provide very limited executive perquisites, and we do not provide our executives with tax gross ups or supplemental retirement plans.
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2017, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his or her own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016 and 2017 executive compensation levels, including long-term equity incentive compensation. The potential impact of our shareholder-approved option exchange program that closed on December 6, 2016 was also considered in the Compensation Committee's approach to long-term equity incentive compensation for the executive team.
The 22 companies in the 2016 Peer Group are publicly traded, U.S.-based software and media content companies, and were selected to reflect our smaller size following organizational changes around that time and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the 2016 Peer Group are:
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
Blucora, Inc.    Leaf Group (fka Demand Media)    TechTarget, Inc.
Blue Nile, Inc.    Limelight Networks, Inc.    Travelzoo Inc.
Brightcove Inc.    Marchex, Inc.    United Online, Inc.
Carbonite, Inc.    QuinStreet, Inc.    XO Group Inc.
DHI Group
The 2016 Peer Group includes seven of the companies that had been included in our last peer group, which was established in October 2013 and updated in October 2014, however, most of the prior peer group companies were removed due to strategic transactions at those companies that caused them to no longer meet our threshold requirements for the peer group (e.g., becoming privately held, or merging into other organizations) or because those companies moved either above or below a comparable market capitalization, recognizing that RealNetworks' market capitalization has declined over the past several years.
In February 2018, our Compensation Committee engaged F.W. Cook to review our peer group. Considering that four of the companies in the 2016 Peer Group have been acquired or become privately held, and others may no longer be appropriate for comparison based on market capitalization, we expect that a new peer group will be established by our Compensation Committee, upon recommendation of F.W. Cook, for purposes of evaluating our 2018 executive compensation program.
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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2017 annual meeting of shareholders, which took place in September 2017, our shareholders approved the compensation of our named executive officers as disclosed in our 2017 proxy statement by a vote of approximately 98% of the votes cast on the proposal. By the time that this vote was conducted, most of the decisions relating to the 2017 compensation of our executive officers had been made. More influential to 2017 compensation decision making was the 85% support of shareholders at the 2016 annual meeting. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2017 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2018 and future compensation programs for our executive officers.
2017 COMPENSATION
Chief Executive Officer Compensation
Upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, competitive factors and applicable regulatory requirements, Mr. Glaser's compensation for 2017 was consistent with the compensation package structure that he has had since returning to the CEO role in July 2014. For 2017, Mr. Glaser's compensation package included (i) an annualized base salary of $450,000, which was supplemented with $150,000 worth of stock options; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2017 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2017 compensation was also below the median of the total compensation for chief executive officers in the 2016 Peer Group companies. Mr. Glaser's 2017 equity compensation was fully performance based, with a long-term option covering 400,000 shares vesting over the four-year period following grant, and an option award to acquire 63,675 shares that was issued in lieu of $150,000 of cash salary. In 2017, Mr. Glaser also received a fully vested RSU award that was paid in lieu of cash pursuant to the 2016 incentive bonus plan and, therefore, which we consider to be part of his total 2016 compensation package. The 2017 incentive bonus was paid, 50% in cash and 50% in the form of fully vested RSUs, during the first quarter of 2018.
Salary Options. Although Mr. Glaser's intended base salary value was $600,000, consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2017, granted on January 26, 2017, covered 63,675 shares of our common stock with an exercise price equal to $5.40 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of a portion of annual 2017 salary, the salary replacement option vested ratably each month over the year until fully vested as of December 31, 2017, subject to Mr. Glaser's continued employment with us through each such vesting date. This salary replacement option was granted pursuant to the 2005 Stock Incentive Plan, or 2005 Plan. In December 2017, the Board determined that, beginning in 2018, the value of the salary replacement option would be decreased by $75,000 with a reciprocal increase in the cash portion of Mr. Glaser's annual base salary.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2017 Executive Bonus Plan, which is discussed in further detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and adjusted EBITDA goals and strategic goals, all of which are set forth in the discussion below. At the time of adoption of the 2017 Executive Bonus Plan, the

Compensation Committee determined that any bonuses approved pursuant to the plan would likely be paid to executives 50% in cash and 50% in the form of fully vested RSUs. Accordingly, during the first quarter of 2018, the Board approved a bonus for Mr. Glaser, pursuant to the 2017 Executive Bonus Plan, equal to $274,500 or 61% of his annual cash base salary, $137,250 of which was payable in cash and $137,250 of which was payable in a number of fully vested RSUs calculated using the closing price of the company's common stock on The Nasdaq Stock Market on February 28, 2018. The incentive bonus payout was higher than in the prior year because, as discussed in more detail below, the 2017 revenue goal, which comprised 25% of the bonus opportunity, was achieved (at 100% attainment) and the strategic goals, which comprised 50% of the bonus opportunity, were deemed achieved in large part (at 72% attainment) by the Board and Compensation Committee.
Long-Term Equity Award. On December 15, 2017, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term option to purchase 400,000 shares of our common stock at an exercise price per share equal to $3.94, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with (i) the 2017 salary replacement option and (ii) the fully vested RSUs awarded in lieu of cash as payment of his 2016 incentive bonus, comprising the rest of his total 2017 equity awards. The 2017 long-term option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date and 12.5% vesting every six months thereafter, subject to Mr. Glaser's continued employment with us through each such vesting date. The option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan.
Mr. Glaser’s long-term incentive value for 2017, excluding the salary replacement option and 2016 incentive bonus equity, was lower, in terms of dollar value, than in 2016, and was below the peer median. The Board's goal in awarding this long-term equity was to provide strong incentive for Mr. Glaser to strategically drive the company toward its goals of growth and profitability, resulting in an increased stock price and, thus, higher value for shareholders. The Compensation Committee's view is that Mr. Glaser’s annual equity was 100% performance-based, since the long-term option requires an increase in stock price from the grant date in order to provide any value to Mr. Glaser.
The following table shows equity awards granted to Mr. Glaser in 2017, 2016 and 2015 based on the grant date fair value:

	Annual Equity Awards			Grants Outside the Annual Equity Award Program (1)
	Performance-based Options	Time-based Options	Total Annual Equity	Current Year Salary Options	Total Equity Awards
2017	$—	$688,520	$688,520	$150,000	$838,520
2016	$852,000	$—	$852,000	$150,000	$1,002,000
2015	$268,000	$—	$268,000	$150,000	$418,000

(1)
Also in 2017, Mr. Glaser was awarded 20,920 fully vested RSUs as full payment of his 2016 incentive bonus. As described above, the incentive bonus has historically been paid in cash, however, for cash management purposes, the 2016 incentive bonus awards were paid to executives, including Mr. Glaser, 50% in cash and 50% in the form of fully vested RSUs. The 2017 incentive bonuses were also paid 50% in cash and 50% in the form of fully vested RSUs, such payout taking place during the first quarter of 2018. Even though paid in part in equity, the Board of Directors does not consider equity awarded in connection with the executive bonus program to be part of an executive's equity compensation.

Stock Ownership Guidelines. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary. Mr. Glaser continued to meet this stock ownership threshold for fiscal year 2017.
Overall CEO Compensation Package. Our Board of Directors and our Compensation Committee believe that the 2017 compensation arrangements for Mr. Glaser were appropriate, in particular given that a significant portion, just over 62%, of the value of his 2017 compensation is equity-based, with over 70% of that requiring an increase in our stock price in order for Mr.

Glaser to realize any value. The 2017 compensation package for Mr. Glaser resulted in total direct compensation below the median for the 2016 Peer Group.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The base salaries for our named executive officers were evaluated against data generated by F.W. Cook in its 2016 review. As a result of that assessment and other factors, the 2017 base salaries of our incumbent named executive officers were unchanged from 2016.
During the first quarter of 2018, the Compensation Committee approved a new annual base salary for Mr. Pellegrini of $450,000 in connection with his promotion to President of RealNetworks, effective February 1, 2018, and to recognize his increased responsibilities and authority in his new role.
Annual Performance-Based Incentive Bonuses
In April 2017, the Compensation Committee established our 2017 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, historically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.
Continuing our commitment to conserve cash resources and to include an additional performance component to the bonus program, the Compensation Committee determined that the payouts approved under the 2017 Executive Bonus Plan would be paid only 50% in cash, with the remaining 50% paid in the form of fully vested RSUs. A similar approach was taken with regard to the 2016 bonus payouts and, in 2015, 100% of the bonus was paid in equity. Because incentive bonuses have historically been paid only in cash, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive's equity compensation.
Each of our named executive officers was eligible to participate in the 2017 Executive Bonus Plan. Mr. Glaser had a target bonus opportunity equal to 100% of his annual cash base salary and each of the other executives had a target bonus opportunity equal to 75% of his or her annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives.
The following elements were applicable to our 2017 Executive Bonus Plan:
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
Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2017 Executive Bonus Plan because it was a key element of our 2017 business plan and we consider revenue to be a key driver of our growth and success. The Compensation Committee also established adjusted EBITDA/contribution margin as a performance metric under the 2017 Executive Bonus Plan in order to reward our executives for maintaining fiscal responsibility, implementing our cost reduction program, and achieving short-term profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Performance criteria for our named executive officers also included non-financial strategic goals intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance.
The following table indicates the 2017 performance goals for each named executive officer who participated in the 2017 Executive Bonus Plan, as well as the weightings of the goals. Note that for 2017 the revenue, adjusted EBITDA and contribution margin goals include the results of the low-margin music on demand business that we exited at the end of 2017. In accordance with U.S. GAAP, the results from this business are reported as discontinued operations in our 2017 financial statements; however, early in 2017, when the financial goals for our executive bonus plan were established, the results from this business were included in our budget and forecast and, accordingly, the bonus goals were established and assessed based on results that included this terminated business.

	Revenue Goals	Adjusted EBITDA or Contribution Margin Goals	Strategic Goals
	25%	25%	50%
Corporate executives - revenue and adjusted EBITDA goals are based on company-wide results
Rob Glaser	Company Revenue	Company Adjusted EBITDA (1)
Shared goals among corporate executives and individual goals relating to:  development of growth initiatives, supporting business unit growth strategies, managing cost structure efficiencies, and solidifying leadership teams

Cary Baker	Company Revenue	Company Adjusted EBITDA (1)
Michael Parham	Company Revenue	Company Adjusted EBITDA (1)
Business executives - revenue and contribution margin goals are based on divisional results
Bill Patrizio	Consumer Media Division Revenue	Consumer Media Division Contribution Margin (2)
Shared goal of business executives and individual goals relating to:  developing divisional growth initiatives, enhancing business unit growth strategy, improving divisional cost structure, and managing recruitment and leadership efforts

Max Pellegrini	Mobile Services Division Revenue	Mobile Services Division Contribution Margin (2)

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

(2)
Contribution margin by reportable segment is a non-GAAP financial measure used by RealNetworks management, beginning in 2016, in reporting financial results and is defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization, acquisitions-related intangible asset amortization, stock-based compensation, restructuring and other charges, and lease exit and related charges.

•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2017. The strategic plan for 2017 served as the basis for company revenue and adjusted EBITDA targets and for Mobile Services and Consumer Media divisional revenue and contribution margin targets under the Executive Bonus Plan. The following table shows the target and actual revenue and adjusted EBITDA/contribution margin goals that applied to each named executive officer (as noted in parentheses):

Revenue Goals:	Target *	2017 Actual *
Company Revenue (Glaser, Baker, Parham)	$121.37M	$124.75M

Mobile Services Division Revenue (Pellegrini)	$68.49M	$76.79M

Consumer Media Division Revenue (Patrizio)	$22.92M	$22.57M

Adjusted EBITDA or Contribution Margin Goals:
Company Adjusted EBITDA (Glaser, Baker, Parham)	($6.48M)	($9.60M)

Mobile Services Division Contribution Margin (Pellegrini)	$3.24M	($1.79M)

Consumer Media Division Contribution Margin (Patrizio)	$5.40M	$5.44M

*
As noted above, for 2017 the revenue, adjusted EBITDA and contribution margin goals include the results of the low-margin music on demand business that we exited at the end of 2017. In accordance with U.S. GAAP, the results from this business are reported as discontinued operations in our 2017 financial statements. Early in 2017, however, when the financial goals for our executive bonus plan were established, the results from this business were included in our budget and forecast and, accordingly, the bonus goals were established and assessed based on results that included this terminated business. The results from discontinued operations relating to this business are set forth in Note 16 to the company's financial statements for the fiscal year ended December 31, 2017, which are included in the Annual Report on Form 10-K filed with the SEC on February 27, 2018.

Actual performance against the strategic goals set for 2017 was assessed for each executive during the first quarter of 2018. The Compensation Committee determined that the strategic goals, which comprised 50% of total bonus opportunity, were achieved at 72% attainment for Mr. Glaser, 75% for Mr. Baker, 87% for Mr. Parham, 100% for Mr. Patrizio, and 60% for Mr. Pellegrini. The bonus payouts for all named executive officers was purely formulaic, based upon the achievement level.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2017 Executive Bonus Plan to earn awards greater than target for adjusted EBITDA/contribution margin or revenue performance unless revenue or adjusted EBITDA/contribution margin performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2017 Executive Bonus Plan based on financial metrics were as follows:

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
The 2017 Executive Bonus Plan included a discretionary modifier to adjust the calculated payout for an individual executive officer upward or downward by up to 25%, based on such factors as shareholder value creation, revenue growth, cash flow generation, use of capital, or other considerations that the Compensation Committee deemed relevant. Notwithstanding the performance and payout targets established under the 2017 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2017 Executive Bonus Plan, except in the case of death or disability.
The dollar-equivalent payouts earned for performance under the 2017 Executive Bonus Plan were as follows:

Name	Target % Payout under 2017 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2017 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2017 Executive Bonus Plan (1)

Rob Glaser	100%	61%	$274,500

Cary Baker	75%	47% (2)	$101,563

Michael Parham	75%	51%	$154,125

Bill Patrizio	75%	75%	$300,000

Max Pellegrini	75%	41%	$165,600

(1)
Payouts were made 50% in cash and 50% in the form of fully vested RSUs, with Mr. Glaser being granted 49,370 RSUs, Mr. Baker 18,266 RSUs, Mr. Parham 27,720 RSUs, Mr. Patrizio 53,956 RSUs, and Mr. Pellegrini 29,784 RSUs. Dollar values reported are equal to the total cash paid plus the grant date fair value of the RSUs awarded.

(2)	Because Mr. Baker joined the company in May 2017, this percentage is calculated based on the actual, prorated cash salary earned in 2017.
During the first quarter of 2018, the Compensation Committee approved a 2018 bonus opportunity of 100% of annual base salary for Mr. Pellegrini in connection with his promotion to President of RealNetworks, effective February 1, 2018.
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
Signing Bonus. Pursuant to our offer letter to Mr. Baker, dated March 29, 2017, he was paid a signing bonus of $100,000, subject to repayment in full if he voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date. The Compensation Committee believed that this signing bonus was necessary to recruit Mr. Baker to the company.
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
Consistent with the past several years, awards of stock options served as our primary equity vehicle for the 2017 executive compensation program. The rationale for this is to motivate executives to focus on increasing shareholder value.
2017 Option Awards. On May 11, 2017 the Compensation Committee granted a time-based stock option to Mr. Baker, in connection with the commencement of his employment with us, to acquire 200,000 shares of common stock with a per share exercise price equal to $4.29, the closing price of a share of our common stock on the grant date. The option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued

at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Baker to the company.
No option awards were granted to Messrs. Parham, Patrizio or Pellegrini in 2017.
On March 7, 2018, in connection with his promotion to President of RealNetworks, the Compensation Committee granted a time-based stock option to Mr. Pellegrini to acquire 500,000 shares of common stock with a per share exercise price equal to $3.43, the closing price of a share of our common stock on the grant date. The option is scheduled to vest over four years, with 12.5% vesting on the date that is six months after the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement to take on the enhanced leadership role, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package to recognize Mr. Pellegrini's promotion and increased responsibilities.
See the section entitled "Chief Executive Officer Compensation" for a discussion of Mr. Glaser’s 2017 option awards. As discussed, he was granted an option valued at $150,000 in 2017 as a supplement to his cash salary, plus a long-term option that is scheduled to vest over four years. The option granted in December 2017 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2017 compensation.
2017 Restricted Stock Units Awards. In March 2017, each of our named executive officers was granted a number of fully vested RSUs as partial payment of the incentive bonuses approved pursuant to the 2016 Executive Bonus Plan. These RSU awards were solely related to performance by the executives in 2016 and, accordingly, the cash value of these awards was reported as compensation in the 2016 Compensation Discussion and Analysis and related compensation tables. Because these awards were granted in 2017, although for service in 2016, they are reported in the "2017 Grants of Plan-Based Awards" table that follows this discussion. However, for purposes of describing and analyzing 2017 compensation, these awards are not included; instead, this 2017 Compensation Discussion and Analysis includes a discussion of the payouts approved pursuant to the 2017 Executive Bonus Plan even though the cash paid and RSUs granted that comprise these payouts were made in February of 2018. See the section under this Compensation Discussion and Analysis entitled “2017 Compensation — Annual Performance-Based Incentive Bonuses.”
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
Our employees, including our named executive officers, are also eligible to participate in our 401(k) savings plan, a tax-qualified retirement savings plan pursuant to which all U.S.-based employees are able to contribute the lesser of up to 50% of their cash compensation (including base salary, bonuses, commissions and overtime pay) or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. RealNetworks will match 50% of the first 3% of pay that is contributed to the 401(k) savings plan. All employee contributions to the 401(k) savings plan are fully vested upon contribution. Matching contributions by RealNetworks become fully vested after three years, or earlier upon attainment of retirement age (as defined by the plan) or death or disability while still employed by RealNetworks. Our executive officers are eligible to participate in the benefit programs described above on the same basis as our other employees.
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his or her start date. In 2017, for Mr. Glaser, we imputed the $6,664 in costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant; for Mr. Baker, we reimbursed $30,575 for relocation costs pursuant to the terms of his offer letter; and for Mr. Pellegrini, we reimbursed $5,094 of travel benefits in accordance with a provision in his offer letter, which such benefits were negotiated at the time of his hire. All of these amounts have been reported as taxable income to the respective executive and reported in the "Summary Compensation Table" that follows this discussion. Relocation benefits are subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his relocation. There were no other special benefits or perquisites provided to any other named executive officer in 2017.
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
The severance and change in control arrangements are described in further detail in the section below entitled, "2017 Potential Payments Upon Termination of Employment of Change-in-Control."
Tax, Accounting, and Governance Considerations
Deductibility of Executive Compensation.    Section 162(m) of the Internal Revenue Code of 1986 generally limits the federal corporate income tax deduction for compensation paid by a public company to its chief executive officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions.
The Tax Cuts and Jobs Act (the "Act"), which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the Act broadens the application of the deduction limit to additional executive officers who previously were exempt from such limit. As a result of these changes, except as otherwise provided in the transition relief provisions of the Act, compensation paid to any of our covered executives generally will not be deductible in 2018 or future years, to the extent that it exceeds $1 million.
Our Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to seek to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. However, due to the scope and application of 162(m) under the Act, we cannot guarantee that any compensation in excess of $1 million paid to our covered executives after 2017 will be or will remain exempt from Section 162(m).
Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.
Compensation Risk Assessment. Our Compensation Committee has reviewed our compensation policies and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company. As part of its assessment, the Compensation Committee considered, among other factors, the allocation of compensation among base salary and short- and long-term compensation, our approach to establishing company-wide and individual financial, divisional and other performance targets, our bonus structure of payouts and the nature of our key performance metrics. We believe these practices encourage our employees to focus on sustained long-term growth, which we believe will ultimately contribute to the creation of shareholder value.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2017 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2018 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2017, 2016 and 2015
The table below sets forth compensation information for the individuals who served as our chief executive officer and chief financial officer during 2017, and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, who served as executive officers as of December 31, 2017. We refer to these six individuals throughout this report as our “named executive officers” for 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser	2017	450,000	—	—	838,519	274,500	8,470	1,571,489
Founder, Chairman and Chief Executive Officer	2016	450,000	—	—	1,002,000	200,000	7,216	1,659,216
	2015	450,000	—	—	418,000	337,500	5,654	1,211,154

Cary Baker (6)	2017	216,667	100,000	—	239,200	101,563	34,845	692,275
Senior Vice President, Chief Financial Officer and Treasurer

Michael Parham	2017	300,000	—	—	—	154,125	4,065	458,190
Senior Vice President, General Counsel and Corporate Secretary	2016	300,000	25,000	—	233,586	100,000	4,065	662,651
	2015	300,000	—	—	—	210,282	4,131	514,413

William Patrizio (7)	2017	400,000	—	—	—	300,000	5,856	705,856
President, Consumer Media	2016	115,384	100,000	88,600	406,000	75,000	2,742	787,726

Massimiliano Pellegrini (8)	2017	400,000	—	—	—	165,600	9,949	575,549
President, Mobile Services	2016	400,000	87,000	—	432,938	185,190	8,113	1,113,241
	2015	400,000	—	—	—	272,127	4,605	676,732

Marjorie O. Thomas (6)	2017	114,583	—	—	—	—	3,060	117,643
Former Senior Vice President, Chief Financial Officer and Treasurer	2016	325,000	—	—	132,000	100,000	5,278	562,278
	2015	316,458	100,000	—	382,740	206,586	25,568	1,031,352

(1)
The 2017 amount shown for Mr. Baker reflects the portion of his 2017 annual base salary of $325,000 that was earned from the commencement of his employment with RealNetworks on May 5, 2017, through the end of fiscal year 2017. The 2017 amount shown for Ms. Thomas reflects the portion of her 2017 annual base salary of $325,000 that was earned from January 1, 2017 through the termination of her employment with RealNetworks on May 5, 2017.

(2)
The 2017 bonus amount reported for Mr. Baker represents a signing bonus negotiated in connection with his recruitment to the company in May 2017, which is subject to repayment in full if he voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date.

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

(4)
The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2017 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2017 Executive Bonus Plan were paid, in 2018, 50% in cash and 50% in the form of fully vested RSUs, with Mr. Glaser being granted 49,370 shares, Mr. Baker 18,266 shares, Mr. Parham 27,720 shares, Mr. Patrizio 53,956 shares and Mr. Pellegrini 29,784 shares pursuant to fully vested RSUs. The portion of the bonuses paid in the form of fully vested RSUs were treated as stock-based compensation pursuant to Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Bonus payouts pursuant to the 2016 Executive Bonus Plan were also paid 50% in cash and 50% in the form of fully vested RSUs during the first quarter of 2017, and bonus payouts pursuant to the 2015 Executive Bonus Plan were 100% paid in the form of fully vested RSUs during the first quarter of 2016.

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $4,050 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation also includes $6,664 for office space and parking for Mr. Glaser’s personal assistant. For Mr. Baker, all other compensation also includes $30,575 for relocation costs pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled "2017 Compensation - Perquisites." For Mr. Pellegrini, all other compensation also includes $5,094 for the reimbursement of personal travel expenses pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled "2017 Compensation - Perquisites."

(6)	Mr. Baker was appointed Senior Vice President, Chief Financial Officer and Treasurer, and Ms. Thomas departed from the company, both effective May 5, 2017.

(7)
As previously disclosed by the company, Mr. Patrizio left RealNetworks effective March 1, 2018 in conjunction with being named President and Chief Executive Officer of Rhapsody International, Inc., an affiliate of the company.

(8)	As previously disclosed by the company, Mr. Pellegrini was promoted to the position of President of RealNetworks effective February 1, 2018.

CEO Pay Ratio
For 2017:

•	The annual total compensation of the employee identified at the median of our company (other than our CEO), was $62,809; and

•	The annual total compensation of our CEO was $1,571,489.
Based on this information, for 2017, the ratio of the annual total compensation of Mr. Glaser, our CEO, to the median of the annual total compensation of all employees was estimated to be 25 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows.

•
We determined that, as of November 30, 2017, our employee population consisted of approximately 480 individuals globally. We selected November 30, which is within the last three months of 2017, as the date upon which we would identify the “median employee,” because it allowed us to make such identification in a reasonably efficient and economical manner given the global scope of our operations.

•
We included all of our full-time, part-time, and temporary employees globally. The compensation of all newly hired permanent employees was annualized based on the compensation received during this period.

•	Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rates applicable on November 30, 2017. We did not make any cost of living adjustments.

•
To identify the “median employee” from our employee population, we collected total cash compensation for each employee, including annual base salary and bonus paid during the period, as applicable, for 2017.

2017 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards # of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)(6)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—	$112,500	$450,000	$675,000
	01/26/17								63,675	$5.40	$150,000
	03/15/17							20,920		—	$100,000
	12/15/17				—	400,000	—			$3.94	$688,519

Cary Baker	—	$40,625	$162,500	$243,750
	05/11/17								200,000	$4.29	$239,200

Michael Parham	—	$56,250	$225,000	$337,500
	03/15/17							10,460		—	$50,000

William Patrizio	—	$75,000	$300,000	$450,000
	03/15/17							7,845		—	$37,500

Max Pellegrini	—	$75,000	$300,000	$450,000
	03/15/17							19,371		—	$92,595

Marjorie Thomas	03/15/17							10,460		—	$50,000

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for 2017 performance. The actual payouts approved for 2017 performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2017 Compensation — Annual Performance-Based Incentive Bonuses.” The bonus payouts approved pursuant to the 2017 Executive Bonus Plan were paid, during the first quarter of 2018, 50% in cash and 50% in the form of fully vested RSUs.

(2)
The amount reported in these columns represent the threshold, target and maximum amount of a stock option that was granted to Mr. Glaser in 2017. Mr. Glaser's option is scheduled to vest over four years, with 25% of the option vesting on the one-year anniversary of the grant date and an additional 12.5% every six months thereafter. The award is described in further detail in the Compensation Discussion and Analysis in the section entitled “2017 Compensation — Chief Executive Officer Compensation — Long-term Equity Awards.”

(3)
The number of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2017” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.

(4)
The dollar amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2017 pursuant to the 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718) rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(5)
The option granted to Mr. Glaser on January 26, 2017, having a grant date fair value of $150,000, represents his annual salary replacement option, which vests monthly over the fiscal year and which is described in more detail in the section of the Compensation Discussion and Analysis entitled “2017 Compensation — Chief Executive Officer Compensation — Salary Options.” The option granted to Mr. Baker on May 11, 2017 was granted in connection with his hiring, pursuant to the terms of his offer letter, and is scheduled to vest over four years, with 25% of the option vesting on the one-year anniversary of the grant date and an additional 12.5% every six months thereafter.

(6)
The stock awards reported for all executives, except Mr. Baker, represent fully vested restricted stock units that were granted in lieu of cash as payout pursuant to the 2016 Executive Bonus Plan. Each of these share-based payments is described in more detail in the section of the Compensation Discussion and Analysis entitled “2017 Compensation — Annual Performance-Based Incentive Bonuses.”

Outstanding Equity Awards at Fiscal Year Ended December 31, 2017
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2017. The market value of the RSUs is based on the closing price of RealNetworks common stock on The Nasdaq Stock Market on December 31, 2017, which was $3.42.

		Option Awards					Stock Awards
Name	Vesting Commence-ment Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	500,000 (4)	—		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	01/22/2015	45,398 (3)	—		6.78	1/22/2022
	12/31/2015			200,000 (5)	4.25	12/31/2022
	01/26/2016	87,714 (3)	—		3.68	01/26/2023
	12/22/2016			400,000 (5)	4.87	12/22/2023
	01/26/2017	63,675 (3)	—		5.4	01/26/2024
	12/15/2017		400,000 (8)		3.94	12/15/2024

Cary Baker	05/11/2017	—	200,000 (8)		4.29	05/11/2024

Michael Parham	12/06/2016	121,098 (6)	—		4.73	12/06/2023
	12/06/2016	90,000 (7)	30,000 (7)		4.73	12/06/2023

Bill Patrizio	10/03/2016	87,500 (8)	262,500 (8)		4.43	10/03/2023

Max Pellegrini	12/06/2016	306,250 (9)	43,750 (9)		4.73	12/06/2023
	12/06/2016	43,750 (10)	—		4.73	12/06/2023
	12/06/2016	62,500 (11)	37,500 (11)		4.73	12/06/2023

Marjorie Thomas	—	—	—		—	—

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment (or service) with the company through the applicable vesting dates and (b) applicable performance conditions, if any, as indicated in footnotes (2) through (11) below.

(2)	The award was vested in full on the grant date.

(3)
Options vested monthly over the fiscal year in which the option is granted, subject to continued employment with the company through the applicable vesting dates, and were fully vested on December 31 of such year.

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

(6)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 50% of the underlying shares on 6/06/17, and the remaining 50% of shares on 12/06/17, subject to continued service with the company through the applicable vesting dates.

(7)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 45,000 shares on each of 6/06/17 and 12/06/17, and vests as to 15,000 shares on each of 1/25/18 and 7/25/18, subject to the recipient's continued service to the company through the applicable vesting dates.

(8)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, subject to the recipient's continued service to the company through the applicable vesting dates, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.

(9)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 153,125 shares on each of 6/06/17 and 12/06/17, and vests as to 43,750 shares on 2/20/18, subject to the recipient's continued service to the company through the applicable vesting dates.

(10)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 21,875 shares on each of 6/06/17 and 12/06/17, subject to continued service with the company through the applicable vesting dates.

(11)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 31,250 shares on each of 6/06/17 and 12/06/17, and vests as to 12,500 shares on each of 6/06/18, 12/06/18, and 6/06/19, subject to the recipient's continued service to the company through the applicable vesting dates.

2017 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2017. None of our named executive officers exercised any option awards during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	20,920	100,000
Cary Baker	—	—	—	—
Michael Parham	—	—	10,460	50,000
Bill Patrizio	—	—	7,845	37,500
Max Pellegrini	—	—	19,371	92,595
Marjorie Thomas	—	—	10,460	50,000

(1)
Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date. For all executives, except Mr. Baker who was not employed by RealNetworks on the relevant grant date, the stock award disclosed was granted as restricted stock units in lieu of cash as the bonus payout approved pursuant to the 2016 Executive Bonus Plan.

2017 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2017, (2) the price per share of our common stock was $3.42, which was the closing market price on December 31, 2017, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	1,800,000	1,800,000	—	—	—
	Bonus	274,500	450,000	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Cary Baker	Severance	325,000	639,843	—	—	—
	Bonus	101,562	—	—	101,562	101,562
	Equity award vesting acceleration	—	—	—	—	—

Michael Parham	Severance	352,000	406,250	—	—	—
	Bonus	—	—	—	154,125	154,125
	Equity award vesting acceleration	—	—	—	—	—

Bill Patrizio (1)	Severance	600,000	1,050,000	—	—	—
	Bonus	300,000	—	—	300,000	300,000
	Equity award vesting acceleration	—	—	—	—	—

Max Pellegrini	Severance	400,000	848,400	—	—	—
	Bonus	165,600	—	—	165,600	165,600
	Equity award vesting acceleration	—	—	—	—	—

Marjorie Thomas (2)	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

(1)	Mr. Patrizio departed from RealNetworks on February 28, 2018, when he was named President and Chief Executive Officer of Rhapsody International, Inc., an affiliate of ours.

(2)	Ms. Thomas departed from RealNetworks on May 5, 2017. She did not receive any severance benefits in connection with her departure.

Benefits Not In Connection With A Change in Control
Pursuant to his CEO severance agreement, in the event that, other than during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, either his employment is terminated without cause or he resigns for good reason, Mr. Glaser is eligible to receive (i) a lump sum payment equal to 200% of the sum of his then-current annual cash base salary and his then-current target annual bonus, (ii) a payment equal to the amount of bonus that he otherwise would have received pursuant to the bonus plan in which he participated at the time of his termination based on actual performance, had he remained employed through the end of the performance period, and (iii) up to 18 months of COBRA coverage. These severance benefits are subject to Mr. Glaser entering into a separation agreement and release of claims in favor of the company and his compliance with non-disparagement, no-hire, non-solicitation and non-competition covenants for a period of 24 months following the termination of his employment.
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
Pursuant to their offer letters, Mr. Baker and Mr. Pellegrini are each eligible to receive 12 months of salary (in lump sum or monthly payments as determined by the company) and prorated bonus in lump sum, plus an equivalent period of COBRA coverage, in the event that his employment is terminated without cause other than in connection with a change in control event. For each of Mr. Pellegrini and Mr. Baker, the prorated bonus severance would be in an amount equal to actual performance (but in any case not less than 37.5% of base salary in the case of Mr. Pellegrini and 30.0% in the case of Mr. Baker) prorated to reflect his period of employment during the year in which the termination of his employment occurs.
Pursuant to his offer letter, Mr. Parham is eligible to receive 12 months of salary plus 12 months of COBRA coverage in the event that his employment is terminated without cause other than in connection with a change in control event.
The above severance benefits are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
In addition, each of Messrs. Baker's, Patrizio's and Pellegrini's offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options. For Mr. Parham, certain equity awards that he holds provide for partial vesting acceleration upon his termination by us other than for cause. Specifically, for awards granted prior to November 30, 2012, if we terminate his employment for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
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
Mr. Glaser’s performance-based options that were granted to him in December 2015 and 2016 provide that in the event of a change in control, as defined in Mr. Glaser’s severance agreement, while the performance options are outstanding but prior to the achievement of the relevant TSR Goal, if the TSR Goal otherwise would be deemed achieved as measured by substituting for the trailing 90-day average stock price, the fair market value of our common stock immediately prior to the change in control (as adjusted to reflect any dividends), then the TSR Goal will be deemed achieved as of such date. If a change in control had occurred on December 31, 2017, and the price per share of our common stock was $3.42, which was the closing market price on December 31, 2017, none of the shares subject to any of the performance-based options would have become vested.
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his or her termination of employment under certain circumstances. Specifically, in the case of Messrs. Baker, Patrizio or Pellegrini, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 150% of his base salary, 150% of his prorated bonus,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 12 months of reimbursement of COBRA coverage (or up to 18 months of COBRA in the case of Mr. Patrizio). In the case of Mr. Parham, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus or his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Mr. Parham) or 18 months (for Messrs. Baker, Patrizio and Pellegrini) following employment termination.
Benefits Upon Death and Disability
If the employment of a named executive officer had terminated on December 31, 2017 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2017 but not paid as of December 31, 2017.
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
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Messrs. Baker, Patrizio and Pellegrini's offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2017, the Compensation Committee was composed of Ms. Roberts, Ms. Lepore and Mr. Trempont for the entire year. In 2017, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2017, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or committee meetings.
Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan, a sub-plan administered under our 2005 Plan, a non-employee director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such director for the coming year in shares of our common stock. No director elected to receive shares in lieu of cash compensation for the most recently ended fiscal year. Our 2005 Plan provides that subject to any required adjustments under the terms of the 2005 Plan, during any twelve-month period, a non-employee director may be granted options or stock appreciation rights for up to a maximum of 650,000 shares of RealNetworks common stock, and up to a maximum of an additional 300,000 shares of RealNetworks common stock with respect to restricted stock, performance awards, restricted stock units, and other share-based awards denominated in shares under the 2005 Plan. In addition, a non-employee director may receive up to $1 million during any twelve-month period with respect to performance awards that are denominated in cash under the 2005 Plan.
Non-employee directors receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2017 non-employee director equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and

RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On September 22, 2017, our non-employee directors were each granted RSUs covering 9,493 shares and an option to purchase 15,000 shares of our common stock having an exercise price of $4.74 per share, which RSUs and options vest as described above.
On July 28, 2016, our Board approved revisions to the company's Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above. Pursuant to these revisions, on October 21, 2017, the Board approved equity awards to compensate Mr. Slade for his service as a RealNetworks-designated director on the board of Rhapsody International, Inc., d/b/a Napster. RealNetworks owned approximately 42% of the issued and outstanding stock of Rhapsody International on December 31, 2017 and, accordingly, it is considered an affiliate of ours. The equity awards served as compensation to Mr. Slade for Rhapsody board service for the one-year period following October 21, 2017, and are reflected in the 2017 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2017.
2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bruce A. Jaffe (3)	47,969	45,000	19,812	—	112,781
Christopher R. Jones (4)	50,436	45,000	19,812	—	115,248
Dawn G. Lepore (5)	56,740	45,000	19,812	—	121,552
Janice Roberts (6)	65,001	45,000	19,812	—	129,813
Michael B. Slade (7)	45,000	90,000	40,320	—	175,320
Dominique Trempont (8)	98,368	45,000	19,812	—	163,180
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2017, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 45,000 for Mr. Jaffe; 34,596 for Mr. Jones; 75,520 for Ms. Lepore; 94,270 for Ms. Roberts; 142,079 for Mr. Slade; and 94,791 for Mr. Trempont.

(2)
As of December 31, 2017, each of our non-employee directors held an outstanding RSU award covering 9,493 shares of RealNetworks common stock, except Mr. Slade, who held an outstanding RSU award covering 18,752 shares of RealNetworks common stock.

(3)	Mr. Jaffe served as a member of the Audit Committee for the entire fiscal year.

(4)	Mr. Jones served as a member of the Audit Committee for the entire fiscal year.

(5)	Ms. Lepore served as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee for the entire fiscal year.

(6)	Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee for the entire fiscal year.

(7)
Pursuant to the July 2016 revisions to our Outside Director Compensation program described above, on October 21, 2017, Mr. Slade was granted an option to purchase 15,000 shares of RealNetworks common stock with a per share exercise price of $4.86 and scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, and RSUs covering 9,259 shares of RealNetworks common stock scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, with the RSU share distribution date occurring on the first anniversary of the grant date.

(8)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee for the entire fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on February 27, 2018, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2018 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 37,563,888 shares outstanding as of March 31, 2018. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	13,870,803	36.1%
Ariel Investments, LLC (3)	7,236,402	19.3%
Neil Subin (4)	3,087,439	8.2%
Dimensional Fund Advisors LP (5)	2,428,948	6.5%
BlackRock, Inc. (6)	1,936,763	5.2%
Bruce A. Jaffe (7)	68,626	*
Christopher R. Jones (8)	49,443	*
Dawn G. Lepore (9)	111,956	*
Janice Roberts (10)	148,210	*
Michael B. Slade (11)	191,140	*
Dominique Trempont (12)	119,197	*
Cary Baker (13)	102,621	*
Michael Parham (14)	263,872	*
Max Pellegrini (15)	485,386	1.3%
William Patrizio (16)	—	*
Marjorie Thomas (16)	—	*

All directors and executive officers as a group (10 persons)(17)	15,411,254	38.8%

*	Less than 1%.

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

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 900,679 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on February 13, 2018 by Ariel Investments, LLC. Ariel reported that as of December 31, 2017, it beneficially owned an aggregate of 7,236,402 shares of common stock and that its address is 200 E. Randolph Street, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G filed with the SEC on January 23, 2018 by Neil S. Subin. Mr. Subin, as President and Manager of MILFAM LLC, reported (i) that as of December 31, 2017, he beneficially owned an aggregate of 3,087,439 shares of common stock, (ii) that MILFAM LLC serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III, and (iii) that his address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.

(5)
Information is based on a Schedule 13G filed with the SEC on February 9, 2018 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2017, it beneficially owned an aggregate of 2,428,948 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(6)
Information is based on a Schedule 13G filed with the SEC on February 1, 2018 by BlackRock, Inc. BLackRock reported that as of December 31, 2017, it beneficially owned an aggregate of 1,846,828 shares of common stock and that its address is 55 East 52nd Street, New York, New York 10055.

(7)	Includes 40,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,329 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 29,596 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,329 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 70,520 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,329 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 89,270 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,329 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 130,829 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 28,459 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 89,791 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 6,329 RSUs that are scheduled to vest within 60 days of the table date.

(13)	Includes 50,000 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(14)	Includes 226,098 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(15)	Includes 456,250 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date.

(16)
Includes 0 shares of common stock issuable upon exercise of options exercisable or RSUs scheduled to vest within 60 days of the table date. Mr. Patrizio and Ms. Thomas no longer serve as executives of RealNetworks as of the table date.

(17)
Includes an aggregate of 2,083,033 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 43,375 RSUs that are scheduled to vest within 60 days of the table date.

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
Fees Billed by KPMG LLP During 2016 and 2017
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2016 and 2017, and fees billed for other services rendered by KPMG LLP.

	2016	2017
Audit Fees (1)	$972,000	$863,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$972,000	$863,000

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2016 and 2017, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2016 and 2017 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2016 and 2017, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2017.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2017.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 27, 2018.

REALNETWORKS, INC.

By:	/s/ Cary Baker
Cary Baker
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 27, 2018.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Cary Baker	Chief Financial Officer and Treasurer
Cary Baker	(Principal Financial and Accounting Officer)
/s/ *
Bruce A. Jaffe	Director
/s/ *
Christopher R. Jones	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Janice Roberts	Director
/s/ *
Michael B. Slade	Director
/s/ *
Dominique Trempont	Director

* By: Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Cary Baker, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.