Form 10-Q
period 2018-03-31
REALNETWORKS INC
filed 2018-05-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2018 was 37,567,385.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,785	$51,196
Short-term investments	4,548	8,779
Trade accounts receivable, net of allowances of $736 and $937	13,740	12,689
Deferred costs, current portion	444	426
Prepaid expenses and other current assets	4,420	3,715
Current assets of discontinued operations	5,500	17,456
Total current assets	78,437	94,261
Equipment, software, and leasehold improvements, at cost:
Equipment and software	43,881	46,417
Leasehold improvements	3,619	3,536
Total equipment, software, and leasehold improvements, at cost	47,500	49,953
Less accumulated depreciation and amortization	43,848	46,093
Net equipment, software, and leasehold improvements	3,652	3,860
Restricted cash equivalents	2,400	2,400
Other assets	6,049	5,588
Deferred costs, non-current portion	800	955
Deferred tax assets, net	1,087	1,047
Other intangible assets, net	243	325
Goodwill	13,106	13,060
Total assets	$105,774	$121,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,640	$3,785
Accrued and other current liabilities	12,806	12,365
Commitment to Napster	2,750	2,750
Deferred revenue, current portion	2,142	3,097
Current liabilities of discontinued operations	5,373	17,107
Total current liabilities	26,711	39,104
Deferred revenue, non-current portion	397	443
Deferred rent	1,009	982
Deferred tax liabilities, net	20	19
Other long-term liabilities	1,295	1,775
Total liabilities	29,432	42,323
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,564 shares in 2018 and 37,341 shares in 2017	37	37
Additional paid-in capital	639,652	638,727
Accumulated other comprehensive loss	(59,150)	(59,547)
Retained deficit	(504,197)	(500,044)
Total shareholders’ equity	76,342	79,173
Total liabilities and shareholders’ equity	$105,774	$121,496
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended March 31,
	2018	2017
Net revenue (A)	$19,650	$19,691
Cost of revenue (B)	5,136	6,569
Gross profit	14,514	13,122
Operating expenses:
Research and development	7,694	7,349
Sales and marketing	5,997	7,155
General and administrative	5,601	5,303
Restructuring and other charges	501	1,564
Lease exit and related benefit	(325)	—
Total operating expenses	19,468	21,371
Operating loss	(4,954)	(8,249)
Other income (expenses):
Interest income, net	87	128
Equity in net loss of Napster investment	—	(748)
Other income (expense), net	(41)	(226)
Total other income (expenses), net	46	(846)
Loss from continuing operations before income taxes	(4,908)	(9,095)
Income tax expense	270	455
Net loss from continuing operations	(5,178)	(9,550)
Net income from discontinued operations, net of tax	—	126
Net loss	$(5,178)	$(9,424)

Net income (loss) per share - Basic:
Continuing operations	$(0.14)	(0.26)
Discontinued operations	—	0.01
Net loss per share - Basic	$(0.14)	$(0.25)
Net income (loss) per share - Diluted
Continuing operations	$(0.14)	$(0.26)
Discontinued operations	—	0.01
Net loss per share - Diluted	$(0.14)	$(0.25)
Shares used to compute basic net income (loss) per share	37,449	37,030
Shares used to compute diluted net income (loss) per share	37,449	37,030

Comprehensive income (loss):
Unrealized investment holding gains, net of reclassification adjustments	$1	$4
Foreign currency translation adjustments, net of reclassification adjustments	396	594
Total other comprehensive income	397	598
Net loss	(5,178)	(9,424)
Comprehensive loss	$(4,781)	$(8,826)

(A) Components of net revenue:
License and product revenue	$7,414	$7,153
Service revenue	12,236	12,538
	$19,650	$19,691

(B) Components of cost of revenue:
License and product revenue	$1,755	$1,909
Service revenue	3,381	4,660
	$5,136	$6,569
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,178)	$(9,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	620	921
Stock-based compensation	1,157	1,434
Equity in net loss of Napster	—	748
Deferred income taxes, net	(40)	(20)
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2018 and 2017	21	(471)
Net change in certain operating assets and liabilities:
Trade accounts receivable	11,188	(3,451)
Prepaid expenses and other assets	(917)	452
Accounts payable	(10,622)	147
Accrued and other liabilities	(1,654)	254
Net cash used in operating activities	(5,425)	(9,410)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(316)	(207)
Purchases of short-term investments	—	(6,142)
Proceeds from sales and maturities of short-term investments	4,231	21,695
Advance to Napster	—	(1,500)
Net cash provided by investing activities	3,915	13,846
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	—	34
Tax payments from shares withheld upon vesting of restricted stock	(232)	(181)
Net cash used in financing activities	(232)	(147)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	331	488
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,411)	4,777
Cash, cash equivalents and restricted cash, beginning of period	53,596	36,421
Cash, cash equivalents, and restricted cash end of period	$52,185	$41,198

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$70	$—
Cash paid for income taxes	$183	$446
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(32)	$37
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2018 and 2017

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 10-K).
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
Recently adopted accounting pronouncements
In May 2014, and subsequently updated and amended in 2015 and 2016, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 3 Revenue Recognition for further details.
In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. We adopted this guidance on January 1, 2018, and retroactively applied the changes to the Statement of Cash Flows for all periods presented. As a result, we no longer classify changes in restricted cash within the investing section of our Statement of Cash flows, and instead include restricted cash with unrestricted cash as a combined total. The impact of the adoption did not have a material impact on the Condensed Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019. We continue to evaluate the effect that the guidance will have on our consolidated financial statements and related disclosures. We expect that the guidance will result in a material change to our Consolidated Balance Sheet as a result of capitalizing certain of our operating leases.

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

Note 3	Revenue Recognition
Adoption of New Revenue Standard
On January 1, 2018 we adopted the new revenue recognition standard by applying the modified retrospective approach to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods.
We recorded a net decrease to opening retained deficit of $1.0 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard, with the impact primarily related to licensing of our RealPlayer product and full recognition of non-recurring engineering fees which were previously deferred and amortized over the life of the contract. The net impact to revenues as a result of adopting the new standard was an increase of $3.5 million for the three months ended March 31, 2018.
Performance Obligations
We generate all of our revenue through contracts with customers. Revenue is either recognized over time as the service is provided, or at a point in time when the product is transferred to the customer, depending on the contract type. Our performance obligations typically have an original duration of one year or less.
Our software licensing revenue stream generates revenue through the on-premises licensing of our codec technologies and integrated RealTimes platform. We recognize revenue upfront at the point in time when the software is made available to the customer. In cases where a sale or usage-based royalty is promised in exchange for a license of our codec technologies, revenue is recognized as the subsequent usage occurs for the contractual amount owed by the customer for that usage, as is allowed under the licensing of intellectual property section of Topic 606. Software licensing in our Mobile Services segment is invoiced on a monthly basis either based on usage of the respective product, or on a fixed fee basis. Our Consumer Media licensing is invoiced either quarterly or annually based on the usage of the respective product, or on a fixed fee basis. For each of these, the timing of payment generally does not vary significantly from the timing of invoice, however, certain of our long-term Consumer Media licensing contracts have extended payment schedules which may exceed one year.
Our subscription services revenue stream allows customers to use hosted software over the respective contract period without taking possession of the technology. The stream is primarily comprised of our intercarrier messaging service, ringback tones, PC-based games subscriptions and our RealPlayer and SuperPass services. Revenues related to subscription service products are recognized ratably over the contract period, or as we have the right to invoice as a practical expedient when that amount corresponds directly with the value to the customer of our performance completed to date. Consumer subscription products are paid in advance, typically on a monthly or quarterly basis. Subscription services offered to businesses are invoiced on a monthly basis, generally based upon the amount of usage for the previous month, and the timing of payment generally does not vary significantly from the timing of invoice.
Our product sales revenue stream includes purchases of mobile and wholesale games, as well as our RealPlayer product. Retail purchases are recognized and paid for at the point in time the product is made available to the end user. For games which are sold through third-party application storefronts, we evaluate the transaction for gross or net revenue recognition. As we typically are the primary obligor in our third-party transactions, we recognize revenues gross of any app store fees. We then receive monthly payments from the respective app store for all purchases within the respective month.
Other revenues consist primarily of advertising and the distribution of third-party products, which are recognized and paid on a cost per impression or cost per download basis.
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended March 31, 2018
	Consumer Media	Mobile Services	Games
Business Line
Software License	$3,337	$1,335	$—
Subscription Services	1,285	7,369	2,693
Product sales	340	—	2,402
Advertising and other	521	—	368
Total	$5,483	$8,704	$5,463
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended March 31, 2018
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$3,858	$8,530	$751
Direct to Consumer	1,625	174	4,712
Total	$5,483	$8,704	$5,463
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of March 31, 2018, our balance of long-term accounts receivable was $0.5 million, and is included in other long-term assets on our condensed consolidated balance sheets. During the quarter ended March 31, 2018, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of March 31, 2018 we had a deferred revenue balance of $2.5 million, a decrease of $1.0 million from December 31, 2017. The decrease is due primarily to our transition to Topic 606, with $0.8 million recorded to retained earnings on January 1, 2018. The decrease is further due to $0.2 million of revenues recognized which were included in the deferred balance at December 31, 2017.
Significant Estimates
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate.
Practical Expedients
For those contracts for which we recognize revenue at the amount to which we have the right to invoice for service performed, we do not disclose the value of any unsatisfied performance obligations. We also do not disclose the remaining unsatisfied performance obligations which have an original duration of one year or less. Additionally, we immediately expense sales commissions when incurred as the amortization period would have been less than one year. These costs are recorded within sales and marketing expense.

Note 4	Stock-Based Compensation
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended March 31,
	2018	2017
Total stock-based compensation expense	$1,157	$1,434
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.48%	2.23%
Expected life (years)	4.1	6.8
Volatility	35%	38%

The total stock-based compensation amounts for 2018 and 2017 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the three months ended March 31, 2018 and 2017 was stock compensation expense recorded in the first quarter of 2018 and 2017 related to our 2017 and 2016 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2018 and 2017, respectively.

As of March 31, 2018, $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 5	Napster Joint Venture
As of March 31, 2018 we owned approximately 42% of the issued and outstanding stock of Rhapsody International Inc., doing business as Napster, and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Napster of $0.0 million and $0.7 million for the quarters ended March 31, 2018 and 2017, respectively. Because of the $10.0 million liquidation preference on the preferred stock we hold in Napster, under the equity method of accounting we did not record any share of Napster losses that would reduce our carrying value of Napster, which is impacted by Napster equity transactions, below $10.0 million, until Napster's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of March 31, 2018, the carrying value of our Napster equity investment was zero, as we do not have any further commitment to provide future support to Napster, with the exception of the guaranty discussed below. Unless we commit to provide future financial support to Napster, we do not record any further share of Napster losses that would reduce our carrying value of Napster below zero; in accordance with GAAP, we currently track those suspended losses outside of our financial statements.
In December 2016, RealNetworks entered into an agreement to loan up to $5 million to Napster for general operating purposes, as did Napster's other 42% owner. Each entity fully funded its loan, providing $3.5 million each in December 2016 and the remaining $1.5 million each in January 2017. These 12-month loans are subordinate to senior creditors, and bear an interest a rate of 10% per annum, which accretes into the outstanding principal balance. At the time of signing the agreement we recognized previously suspended Napster losses, and, consequently, we did not record a receivable related to this loan. The parties have agreed to extend the term of these loans.

As discussed in Note 4 to our 2017 Form 10-K, during November 2017, Napster entered into an amendment to its revolving credit facility. In conjunction with the amendment, both RealNetworks and Napster's other 42% owner entered into an arrangement to guarantee up to $2.75 million each of Napster's outstanding indebtedness on the credit facility. As a result of this guaranty, in December 2017 we recognized previously suspended Napster losses up to the full $2.75 million guaranty in our consolidated statement of operations. As of the date of this filing, RealNetworks has not been required to pay any amounts under the guaranty, and the amount is reflected on our condensed consolidated balance sheets as Commitment to Napster.
Summarized financial information for Napster, which represents 100% of its financial information, is as follows (in thousands):

	Quarter Ended March 31,
	2018	2017
Net revenue	$40,290	$47,462
Gross profit	9,278	6,583
Operating income (loss)	6,415	(5,111)
Net income (loss)	4,448	(5,640)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2018				March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$30,332	$—	$—	$30,332	$30,332
Money market funds	19,453	—	—	19,453	19,453
Total cash and cash equivalents	49,785	—	—	49,785	49,785
Short-term investments:
Corporate notes and bonds	—	4,548	—	4,548	4,547
Total short-term investments	—	4,548	—	4,548	4,547
Restricted cash equivalents	—	2,400	—	2,400	2,400
Warrants issued by Napster (included in Other assets)	—	—	968	968	—
Total	$49,785	$6,948	$968	$57,701	$56,732

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2017				December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$31,065	$—	$—	$31,065	$31,065
Money market funds	20,131	—	—	20,131	20,131
Total cash and cash equivalents	51,196	—	—	51,196	51,196
Short-term investments:
Corporate notes and bonds	—	8,779	—	8,779	8,779
Total short-term investments	—	8,779	—	8,779	8,779
Restricted cash equivalents	—	2,400	—	2,400	2,400
Warrants issued by Napster (included in Other assets)	—	—	989	989	—
Total	$51,196	$11,179	$989	$63,364	$62,375
Restricted cash equivalents as of March 31, 2018 and December 31, 2017 relates to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2018 and 2017 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2018 and December 31, 2017 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of March 31, 2018 (in thousands):

Estimated Fair Value
Within one year	$4,187
Between one year and five years	361
Total short-term investments	$4,548
In February 2015, Napster issued warrants to purchase Napster common shares to each of RealNetworks and Napster's one other large stockholder, Columbus Nova. The warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. At December 31, 2017 due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 3.25 years, resulting in a total expected term for the warrant of 8.25 years. During the three months ended March 31, 2018, the decrease in the fair value of the warrants was insignificant.
In February 2017, Napster issued additional warrants to purchase Napster common shares to both RealNetworks and Columbus Nova. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and Columbus Nova, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within general and administrative expense in the unaudited condensed consolidated statements of operations. At December 31, 2017, due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 1 year, resulting in a total expected term for the warrant of 6 years. During the three months ended March 31, 2018, the decrease in the fair value of the warrants was insignificant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2018 and 2017, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$32,534	$32,310	$224	$32,286	$31,997	$289
Developed technology	25,313	25,313	—	25,177	25,177	—
Patents, trademarks and tradenames	3,979	3,960	19	3,932	3,896	36
Service contracts	5,614	5,614	—	5,576	5,576	—
Total	$67,440	$67,197	$243	$66,971	$66,646	$325

No impairments of other intangible assets were recognized in either of the three months ended March 31, 2018 or 2017.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2017	$13,060
Effects of foreign currency translation	46
Balance, March 31, 2018	$13,106

Goodwill by segment (in thousands):

March 31, 2018
Consumer Media	$580
Mobile Services	2,228
Games	10,298
Total goodwill	$13,106

No impairment of goodwill was recognized in either of the three months ended March 31, 2018 or in 2017.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2018	December 31, 2017
Royalties and other fulfillment costs	$3,197	$2,965
Employee compensation, commissions and benefits	4,757	4,384
Sales, VAT and other taxes payable	1,668	1,782
Other	3,184	3,234
Total accrued and other current liabilities	$12,806	$12,365

Note 10	Restructuring Charges
Restructuring and other charges in 2018 and 2017 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2018	$501
Costs incurred and charged to expense for the three months ended March 31, 2017	$1,564
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2017	$244
Costs incurred and charged to expense for the three months ended March 31, 2018	501
Cash payments	(41)
Accrued liability at March 31, 2018	$704

Note 11	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the first quarter of 2018, we renegotiated the lease for our Seattle headquarters, reducing our total leased space by 15%. Consequently, we recorded a reduction to our lease loss accrual to reflect our reduced future obligations. This reduction has also been recorded as a benefit of $0.3 million in our condensed consolidated statement of operations for the quarter ended March 31, 2018. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Accrued loss at December 31, 2017	$2,058
Additions and adjustments to the lease loss accrual, including estimated sublease income	(325)
Less amounts paid, net of sublease amounts	(152)
Accrued loss at March 31, 2018	1,581
Less current portion (included in Accrued and other current liabilities)	(350)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,231

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2018	2017
Investments
Accumulated other comprehensive income (loss), beginning of period	$2	$(6)
Unrealized gains (losses), net of tax effects of $0, and $2	1	4
Net current period other comprehensive income (loss)	1	4
Accumulated other comprehensive income (loss) balance, end of period	$3	$(2)
Foreign currency translation
Accumulated other comprehensive income (loss), beginning of period	$(59,549)	$(61,639)
Translation adjustments	396	594
Net current period other comprehensive income (loss)	396	594
Accumulated other comprehensive income (loss) balance, end of period	$(59,153)	$(61,045)
Total accumulated other comprehensive income (loss), end of period	$(59,150)	$(61,047)

Note 13	Income Taxes
As of March 31, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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

Note 14	Loss Per Share
Basic net loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 31,
	2018	2017
Net loss from continuing operations	$(5,178)	$(9,550)
Weighted average common shares outstanding used to compute basic EPS	37,449	37,030
Dilutive effect of stock based awards	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,449	37,030

Basic EPS from continuing operations	$(0.14)	$(0.26)
Diluted EPS from continuing operations	$(0.14)	$(0.26)
During the quarters ended March 31, 2018, and March 31, 2017, 6.2 million and 4.9 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 15	Discontinued Operations

On December 31, 2017, our contract with our low-margin music on demand customer LOEN expired. The activity for this contract represented our only revenue source relating to music on demand services, and we did not renew the sole contract for this service, resulting in the abandonment of the related business. As the exit of the music on demand business represented a strategic shift, and the amounts were financially significant to our consolidated results, at December 31, 2017 we determined this business should be reported as a discontinued operation, and treated it as such beginning in our fourth quarter of 2017.

The following table summarizes the results of operations, which were recorded in our Mobile Services segment, relating to the discontinued operation (in thousands):

	Quarter Ended March 31,
	2018	2017
Net revenue	$—	$10,885
Cost of revenue	—	10,724
Gross profit	—	161
Income taxes	—	35
Income from discontinued operations, net of tax	$—	$126

The following table summarizes the remaining carrying amounts of major classes of assets and liabilities of the discontinued operation (in thousands). These assets and liabilities relate to final settlements of prior year activity between various parties. We expect these balances to be fully settled prior to the end of fiscal year 2018.

	March 31, 2018	December 31, 2017
Trade accounts receivable, net	$5,500	$17,456
Total current assets of discontinued operations	5,500	17,456

Accounts payable	$5,373	$15,836
Accrued and other current liabilities	—	1,271
Total current liabilities of discontinued operations	$5,373	$17,107

The cash flows related to the discontinued operation have not been segregated, and are included in the Consolidated Statements of Cash Flows. For all periods presented, depreciation and amortization, capital expenditures and significant operating non-cash items from the discontinued operation were not material.

Note 16	Commitments and Contingencies
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
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our subscription services and our integrated RealTimes platform which is sold to mobile carriers ; and (3) Games, which includes all our games-related businesses, including sales of mobile games, sales of games licenses, online games subscription services, advertising on games sites and social network sites, and microtransactions from online and social games.
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
Segment results for the quarters ended March 31, 2018 and 2017 (in thousands):
Consumer Media

	Quarter Ended March 31,
	2018	2017
Revenue	$5,483	$5,669
Cost of revenue	993	1,405
Gross profit	4,490	4,264
Operating expenses	3,918	4,010
Operating income	$572	$254

Mobile Services

	Quarter Ended March 31,
	2018	2017
Revenue	$8,704	$8,199
Cost of revenue	2,316	3,190
Gross profit	6,388	5,009
Operating expenses	7,366	8,119
Operating loss	$(978)	$(3,110)

Games

	Quarter Ended March 31,
	2018	2017
Revenue	$5,463	$5,823
Cost of revenue	1,817	1,937
Gross profit	3,646	3,886
Operating expenses	4,917	4,947
Operating loss	$(1,271)	$(1,061)

Corporate

	Quarter Ended March 31,
	2018	2017
Cost of revenue	$10	$37
Operating expenses	3,267	4,295
Operating loss	$(3,277)	$(4,332)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2018	2017
United States	$11,434	$9,740
Europe	3,025	3,195
Rest of the World	5,191	6,756
Total net revenue	$19,650	$19,691
Long-lived assets (which consist of primarily of goodwill, but also includes equipment, software, leasehold improvements, and other intangible assets) by geographic region (in thousands) are as follows:

	March 31, 2018	December 31, 2017
United States	$12,076	$12,236
Europe	3,387	3,437
Rest of the World	1,538	1,572
Total long-lived assets	$17,001	$17,245

Note 19	Related Party Transactions
 See Note 5, Napster Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Napster.

Note 20	Subsequent Event

On April 16, 2018, in order to acquire the entire workforce of a small, privately-held Netherlands-based game developer, we entered into an agreement to acquire all the outstanding shares of the company at a net purchase price of €3.6 million. Included within the purchase price is the settlement of certain outstanding liabilities which are due to the purchased company and included within current liabilities on our condensed consolidated balance sheet as of March 31, 2018. We will complete our purchase accounting in the second quarter of 2018.

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
These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in Item 1A of Part II “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
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
Within our Consumer Media segment revenue is primarily derived from the software licensing of our video compression, or codec, technology, including our latest technology, RealMedia High Definition, or RMHD. We also generate revenue from the sale of our PC-based RealPlayer products, including RealPlayer Plus and related products. These products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of subscription services, which includes our intercarrier messaging service, ringback tones; as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile carriers. The loss of these contracts or the termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and could result in the loss of anticipated profits.
Our Games business, through the GameHouse and Zylom brands, derives revenue from product sales of mobile games, games licenses, online games subscription services, and advertising on games sites and within our games.

We allocate to our reportable segments certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. These corporate items also include restructuring charges, lease exit and related charges, as well as stock compensation expense.
On December 31, 2017, our contract with LOEN Entertainment, Co, Ltd. (LOEN) for our music on demand services expired. As the profits generated from this business had significantly declined over time, we did not renew the sole contract for this service. Accordingly, we have reported the operating results of this business as discontinued operations for all periods presented. The assets and liabilities of the music on demand business at March 31, 2018 and December 31, 2017 have been reported as assets and liabilities of discontinued operations in the unaudited condensed consolidated financial statements. Refer to Note 15 to our unaudited condensed consolidated financial statements for additional information on these discontinued operations. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition of our continuing operations.
As discussed in Note 3 Revenue Recognition, as a result of our transition to Topic 606, in the first quarter of 2018 we accelerated the recognition of $3.5 million in revenues, the majority of which would have been recognized in future quarters of 2018 under previous accounting guidance.

As of March 31, 2018, we had $54.3 million in unrestricted cash, cash equivalents and short-term investments, compared to $60.0 million as of December 31, 2017. The 2018 decrease of cash, cash equivalents, and short-term investments was due primarily to our ongoing cash flows used in operating activities.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Total revenue	$19,650	$19,691	$(41)	—%
Cost of revenue	5,136	6,569	(1,433)	(22)%
Gross profit	14,514	13,122	1,392	11%
Gross margin	74%	67%
Operating expenses	19,468	21,371	(1,903)	(9)%
Operating loss	$(4,954)	$(8,249)	$3,295	40%
In the first quarter of 2018, our total consolidated revenue was flat as compared with the year-earlier period. An increase of $0.5 million in our Mobile Services segment was offset by lower revenues of $0.4 million and $0.2 million in our Games and Consumer Media segments, respectively. See below for further discussion around the fluctuations for each segment, including the impacts of our transition to Topic 606.
Cost of revenues decreased by $1.4 million for the quarter ended March 31, 2018, due primarily to savings of $0.9 million in our Mobile Services segment and $0.4 million in our Consumer Media segment.
Operating expenses decreased by $1.9 million in the quarter ended March 31, 2018 compared with the prior year primarily due to reduced restructuring costs of $1.1 million and a benefit of $0.3 million in lease exit and related charges following the renegotiation of the lease of our Seattle headquarters. Contributing to the overall decrease were reductions of $0.6 million in facilities and support services, $0.4 million in salaries, benefits, and professional services, and $0.3 million in marketing expense. These decreases were offset by certain benefits recorded in 2017: $0.5 million relating to the warrants we received from Napster and a $0.4 million release of previously accrued taxes.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$5,483	$5,669	$(186)	(3)%
Cost of revenue	993	1,405	(412)	(29)%
Gross profit	4,490	4,264	226	5%
Gross margin	82%	75%
Operating expenses	3,918	4,010	(92)	(2)%
Operating income	$572	$254	$318	125%

Total Consumer Media revenue for the quarter ended March 31, 2018 decreased $0.2 million as compared to the same quarter in 2017, due primarily to decreased subscription services revenues of $0.3 million, offset by a slight increase in our software license revenues, described more fully below:
Software License
For our software license revenues, the slight increase is primarily due to our transition to Topic 606 which accelerated the recognition of revenue by $2.5 million on certain codec technologies contracts into the first quarter of 2018. This was offset by the execution and recognition of large contract renewals in the first quarter of 2017.
Subscription Services
For our subscription services revenues, the decrease is primarily due to $0.3 million from continuing declines in our subscription products.
Cost of revenue decreased by $0.4 million during the quarter ended March 31, 2018, compared with the year-earlier period. The decrease in cost of revenue was primarily due to lower bandwidth costs of $0.3 million and lower royalty costs of $0.2 million.
Operating expenses decreased slightly as compared with the year-earlier period, as reduced facilities and support services costs were offset by a slight increase in marketing expenses.
Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$8,704	$8,199	$505	6%
Cost of revenue	2,316	3,190	(874)	(27)%
Gross profit	6,388	5,009	1,379	28%
Gross margin	73%	61%
Operating expenses	7,366	8,119	(753)	(9)%
Operating loss	$(978)	$(3,110)	$2,132	69%
Total Mobile Services revenue increased by $0.5 million in the quarter ended March 31, 2018 compared with the prior-year period. Revenue fluctuations are a result of an increase of $0.7 million in our software license revenue stream, offset by decreases to our subscription services of $0.2 million, described more fully below:
Software license
For our software license revenues, the increase is primarily due to the recognition of $0.6 million in revenues generated by our integrated RealTimes products offered to mobile carriers due to our transition to Topic 606.
Subscription services
For our subscription services, the $0.2 million decrease is primarily a result of a decrease in the ringback tones business following the recognition of $0.9 million in the first quarter of 2017 due to the execution of a long-term contract with our partner in Brazil. This decrease was offset by the recognition of $0.6 million in non-recurring engineering services relating to our ringback tones businesses, which was accelerated due to our transition to Topic 606.
Cost of revenue decreased by $0.9 million in the quarter ended March 31, 2018 compared with the prior-year period, due primarily to reductions in bandwidth costs of $0.3 million, and third-party customer services of $0.2 million.

Operating expenses decreased by $0.8 million for the quarter ended March 31, 2018 compared with the year-earlier period primarily due to reductions in salaries, benefits and professional services fees of $0.2 million, reduced marketing spend of $0.2 million, and a reduction in our facilities and support services costs of $0.2 million as a result of our ongoing cost reduction efforts.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$5,463	$5,823	$(360)	(6)%
Cost of revenue	1,817	1,937	(120)	(6)%
Gross profit	3,646	3,886	(240)	(6)%
Gross margin	67%	67%
Operating expenses	4,917	4,947	(30)	(1)%
Operating loss	$(1,271)	$(1,061)	$(210)	(20)%
Total Games revenue declined $0.4 million for the quarter ended March 31, 2018 as compared with the year-earlier period due primarily to a decrease of $0.5 million in our product sales revenue stream, offset by an increase of $0.2 million in our advertising and other revenue stream, described more fully below:
Product sales
For our product sales, the decrease is due primarily to timing of launches of Original Stories within the respective quarters. We launched two games in the first quarter of 2018 and 2017, however, in 2017 our second game launched earlier in the quarter and provided more revenue comparatively.
Advertising and other
Our advertising and other revenues increased $0.2 million as compared to the prior-year period as a result of new initiatives to offer in-game advertising within our mobile games.
Cost of revenue decreased slightly for the quarter ended March 31, 2018 when compared with the prior-year period, consistent with the shift in revenue described above. As a result of reduced mobile games revenue, we also had reduced app store fees. This reduction was offset by increased advertising costs, in-line with our increased advertising revenues.
Operating expenses were flat in the quarter ended March 31, 2018, compared with the prior-year period as increased salaries and benefits costs due to our continued investment in growing our mobile games offerings were offset by decreased marketing fees.
Corporate
Corporate segment results of operations were as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Cost of revenue	10	$37	$(27)	73%
Operating expenses	3,267	4,295	(1,028)	(24)%
Operating loss	$(3,277)	$(4,332)	$1,055	24%
Operating expenses decreased by $1.0 million in the quarter ended March 31, 2018 compared with the year-earlier period. The decrease was primarily due to lower restructuring costs and a benefit in lease exit and related charges due to the renegotiation of our Seattle headquarters lease totaling $1.4 million. A decrease of $0.5 million in salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts also reduced operating expenses compared to the prior year. These decreases were offset by certain benefits recorded in 2017: $0.5 million relating to the warrants received from Rhapsody and a $0.4 million release of previously accrued taxes.
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

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
Research and development	$7,694	$7,349	$345	5%
Sales and marketing	5,997	7,155	(1,158)	(16)%
General and administrative	5,601	5,303	298	6%
Restructuring and other charges	501	1,564	(1,063)	(68)%
Lease exit and related charges	(325)	—	(325)	NM
Total consolidated operating expenses	$19,468	$21,371	$(1,903)	(9)%

Research and development expenses increased by $0.3 million in the quarter ended March 31, 2018 as compared with the year-earlier period, primarily due to an increase of $0.5 million in salaries, benefits and professional services expense, reflecting our increased efforts towards our growth initiatives.
Sales and marketing expenses decreased by $1.2 million in the quarter ended March 31, 2018 compared with the year-earlier period. The decrease was due to a $0.6 million reduction in salaries, benefits and professional service fees, a decrease of $0.3 million from lower marketing expense and $0.2 million in reduced facilities and support services costs.
General and administrative expenses increased by $0.3 million in the quarter ended March 31, 2018, compared with the year-earlier period. In 2017 we recorded a benefit of $0.5 million relating to warrants we received from Napster and a benefit of $0.4 million from the release of previously accrued taxes. These benefits were offset in part by decreases in 2018 compared with 2017 of $0.3 million in salaries, benefits and professional services costs and $0.3 million in facilities and support services as a result of our ongoing cost reduction efforts.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarter Ended March 31,
	2018	2017	$ Change
Interest income, net	$87	$128	$(41)
Equity in net loss of Napster	—	(748)	748
Other income (expense), net	(41)	(226)	185
Total other income (expense), net	$46	$(846)	$892

We account for our investment in Napster under the equity method of accounting, as described in Note 5, Napster Joint Venture. The net carrying value of our investment in Napster is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended March 31, 2018 and 2017, we recognized income tax expense of $0.3 million and $0.5 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter ended March 31, 2018 was largely the result of changes in our jurisdictional income.

As of March 31, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2018. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2018, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2018 was minimal.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Company continues to analyze the impact of the Tax Cuts and Jobs Act on its financial statements, including the impact of the one-time deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries and global intangible low-taxed income (GILTI) earned by controlled foreign corporations. As of March 31, 2018, the provisional amounts recorded in the financial statements for the period ending December 31, 2017 have not changed.  However, the Company continues to evaluate the implications of tax reform and any additional impacts from the enactment of the Tax Cuts and Jobs Act will be recorded as they are identified during the measurement period as provided for in accordance with the SEC's SAB No. 118.
As of March 31, 2018, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where withholding taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes may be necessary.
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
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2018	December 31, 2017
Working capital	$51,726	$55,157
Cash, cash equivalents, and short-term investments	54,333	59,975
Restricted cash equivalents and investments	2,400	2,400

The 2018 decrease of cash, cash equivalents, and short-term investments from December 31, 2017 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $5.4 million in the first three months of 2018.
The following summarizes cash flow activity (in thousands):

	Three months ended March 31,
	2018	2017
Cash provided by (used in) operating activities	$(5,425)	$(9,410)
Cash provided by (used in) investing activities	3,915	13,846
Cash provided by (used in) financing activities	(232)	(147)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $4.0 million less in the three months ended March 31, 2018 as compared to the same period in 2017. Cash used in operations was less due primarily to a lower operating loss for 2018 than the same period in the prior year, driven mainly by our ongoing cost reduction efforts, as previously discussed.
For the three months ended March 31, 2018, cash provided by investing activities of $3.9 million was due to sales and maturities of short-term investments, which totaled $4.2 million. The increase was offset by fixed asset purchases of $0.3 million.
For the three months ended March 31, 2017, cash provided by investing activities of $13.8 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $15.6 million. The increase was offset in part by our advance paid to Rhapsody of $1.5 million, as discussed further in Note 5 Rhapsody Joint Venture.
Cash used in financing activities for the three months ended March 31, 2018 was $0.2 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock.
Cash used in financing activities for the three months ended March 31, 2017 was $0.1 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock.
Three customers in our Mobile Services segment accounted for 44% of trade accounts receivable as of March 31, 2018, with the customers individually accounting for 19%, 13% and 12%. Additionally, one customer in our Consumer Media segment accounted for 10% of our trade accounts receivable as of March 31, 2018. At December 31, 2017, one customer in our Mobile Services segment accounted for 20% of trade accounts receivable.
One customer in our Mobile Services segment accounted for 11% of consolidated revenue or $2.1 million during the quarter ended March 31, 2017.
While we currently have no planned significant capital expenditures for the remainder of 2018 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases. As discussed in Note 20 Subsequent Event, on April 16, 2018, we completed a share purchase of a small Netherlands-based company. In consideration for this transaction, we paid, net of cash received, €3.6 million upon closing.
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
If Napster incurs losses, if it otherwise experiences a significant decline in its business or financial condition, or if we provide financial support to or increase our investment in Napster, we could incur further losses on our investment, which could have an adverse effect on our financial condition, liquidity, and results of operations. For further information on Napster, please refer to Note 5 Napster Joint Venture.
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
We conduct our operations primarily in three functional currencies: the U.S. dollar, the euro and the Chinese yuan. We currently do not actively hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.
As of March 31, 2018, approximately $23.9 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. While the Tax Act generally allows future repatriation of foreign funds without incurring additional U.S. taxes, certain funds may still be subject to foreign taxes. If these funds are needed for our operations in the U.S., we may be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not currently required under GAAP to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 17, Guarantees, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, those guarantee obligations also constitute off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating losses on excess office facilities;

•	Valuation of equity method investments;

•	Valuation of definite-lived assets and goodwill; and

•	Accounting for income taxes.
Revenue Recognition. We recognize revenue from contracts with customers as control of the promised good or service is transferred. Please refer to Note 3 Revenue Recognition for further details regarding our recognition policies.
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
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 5, Napster Joint Venture, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, for additional information. We initially record our investment based on a fair value analysis of the investment.
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
Valuation of Definite-Lived Assets and Goodwill. Definite-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Definite-lived assets are amortized on a straight line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value.
We test goodwill for impairment on an annual basis, in our fourth quarter, or more frequently if circumstances indicate reporting unit carrying values may exceed their fair values. As part of this test, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit's carrying amount including goodwill. If this assessment indicates it is more likely than not, we then compare the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied estimated fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to implied estimated value.
The impairment analysis of definite-lived assets and goodwill is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived and goodwill assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future cash flows and related fair market values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, and definite-lived assets could result in a significant charge to our earnings" under Item 1A Risk Factors.
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
As of March 31, 2018, $23.9 million of the $54.3 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of March 31, 2018, we have not provided for foreign taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where foreign taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for foreign taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2018. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2018, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of March 31, 2018, we had an investment in the voting capital stock of a privately held technology company. See Note 1, Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euros. A hypothetical 10% increase or decrease in the euro relative to the U.S. dollar as of March 31, 2018 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell through the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. For example, the European Union's General Data Protection Regulation (GDPR), effective in May 2018, creates a variety of new compliance obligations, with significant penalties for noncompliance. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could require us to further change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.
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
A significant portion of our revenue is derived from sales outside of the U.S. and most of our employees are located outside of the U.S. Consequently, our business and operations depend significantly on global and national economic conditions and on applicable trade regulations and tariffs. The growth of our business is also dependent in part on successfully managing our international operations. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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

On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC, now doing business under the Napster brand. As a result of the restructuring, we no longer have operational control over Napster and Napster’s operating performance is no longer consolidated with our consolidated financial statements. We disclose only limited strategic, business and financial information regarding Napster in our financial statements and disclosures, in accordance with GAAP. Napster has generated accounting losses since its inception, and we have recognized our share of such losses on our investment in its convertible preferred stock. We continue to track additional losses incurred by Napster whether or not we recognize them, but in certain circumstances, which have occurred in the past and may occur again in the future, proper accounting treatment may cause us to recognize additional losses on our investment in Napster. Consequently, Napster's past or future performance may continue to have an adverse effect on our financial condition, results of operations, or perceived value. See Note 5. Napster Joint Venture, in this 10-Q, for further discussion of our relationship with Napster, including information about the accounting treatment related to the investment in Napster.

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
Given the current proportion of the outstanding equity of Napster that we hold, we need to receive Napster’s unaudited quarterly financial statements and related information in order to timely prepare our quarterly consolidated financial statements and also to report certain of Napster’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, under certain circumstances, we may be required to include Napster’s annual audited financial statements in our 10-K in future periods. As we no longer exert operational control over Napster, we cannot guarantee that Napster will deliver its financial statements and related information to us in a timely manner, or at all, or that the unaudited financial statement information provided by Napster will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Napster’s quarterly financial statements or to include its audited financial statements in our future 10-Ks, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price. See Note 5 Napster Joint Venture, for further information related to our investment in Napster.

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

We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, stock-based compensation, equity method accounting, and intangible asset valuations. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm our operating results and/or financial condition. An example of a new accounting pronouncement is Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. As discussed in Note 3 to the accompanying notes to the condensed consolidated financial statements, ASU 2014-09 changed the way we recognize revenue and impacted the timing of revenue recognition. In addition, subjective judgments and estimates are often necessary in our accounting for investments, such as Napster. Changes to existing accounting rules or to our judgments and estimates underlying those rules could materially impact our reported operating results and financial condition.

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

REALNETWORKS, INC.

By:	/s/ Cary Baker
Cary Baker
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 4, 2018

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Promotion Summary dated February 1, 2018 between RealNetworks, Inc. and Max Pelligrini

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