Form 10-Q
period 2018-06-30
REALNETWORKS INC
filed 2018-08-02
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2018 was 37,611,849.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39,080	$51,196
Short-term investments	3,053	8,779
Trade accounts receivable, net of allowances of $660 and $937	13,127	12,689
Deferred costs, current portion	375	426
Prepaid expenses and other current assets	5,250	3,715
Current assets of discontinued operations	—	17,456
Total current assets	60,885	94,261
Equipment, software, and leasehold improvements, at cost:
Equipment and software	41,793	46,417
Leasehold improvements	3,511	3,536
Total equipment, software, and leasehold improvements, at cost	45,304	49,953
Less accumulated depreciation and amortization	42,083	46,093
Net equipment, software, and leasehold improvements	3,221	3,860
Restricted cash equivalents	1,880	2,400
Other assets	5,844	5,588
Deferred costs, non-current portion	679	955
Deferred tax assets, net	1,036	1,047
Other intangible assets, net	215	325
Goodwill	17,120	13,060
Total assets	$90,880	$121,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,744	$3,785
Accrued and other current liabilities	12,261	12,365
Commitment to Napster	2,750	2,750
Deferred revenue, current portion	2,155	3,097
Current liabilities of discontinued operations	—	17,107
Total current liabilities	19,910	39,104
Deferred revenue, non-current portion	353	443
Deferred rent	1,023	982
Deferred tax liabilities, net	170	19
Other long-term liabilities	1,054	1,775
Total liabilities	22,510	42,323
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,612 shares in 2018 and 37,341 shares in 2017	37	37
Additional paid-in capital	640,212	638,727
Accumulated other comprehensive loss	(60,752)	(59,547)
Retained deficit	(511,127)	(500,044)
Total shareholders’ equity	68,370	79,173
Total liabilities and shareholders’ equity	$90,880	$121,496
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue (A)	$15,724	$21,605	$35,374	$41,296
Cost of revenue (B)	4,625	6,287	9,761	12,856
Gross profit	11,099	15,318	25,613	28,440
Operating expenses:
Research and development	7,652	7,584	15,346	14,933
Sales and marketing	4,883	5,496	10,880	12,651
General and administrative	5,339	5,254	10,940	10,557
Restructuring and other charges	187	150	688	1,714
Lease exit and related benefit	(129)	—	(454)	—
Total operating expenses	17,932	18,484	37,400	39,855
Operating loss	(6,833)	(3,166)	(11,787)	(11,415)
Other income (expenses):
Interest income, net	111	109	198	237
Equity in net loss of Napster investment	—	(349)	—	(1,097)
Other income (expense), net	(42)	(13)	(83)	(239)
Total other income (expenses), net	69	(253)	115	(1,099)
Loss from continuing operations before income taxes	(6,764)	(3,419)	(11,672)	(12,514)
Income tax expense	166	360	436	815
Net loss from continuing operations	(6,930)	(3,779)	$(12,108)	$(13,329)
Net income from discontinued operations, net of tax	—	393	—	519
Net loss	$(6,930)	$(3,386)	$(12,108)	$(12,810)

Net income (loss) per share - Basic:
Continuing operations	$(0.18)	(0.10)	$(0.32)	(0.36)
Discontinued operations	—	0.01	—	0.01
Net loss per share - Basic	$(0.18)	$(0.09)	$(0.32)	$(0.35)
Net income (loss) per share - Diluted
Continuing operations	$(0.18)	$(0.10)	$(0.32)	(0.36)
Discontinued operations	—	0.01	—	0.01
Net loss per share - Diluted	$(0.18)	$(0.09)	$(0.32)	$(0.35)
Shares used to compute basic net income (loss) per share	37,577	37,103	37,514	37,067
Shares used to compute diluted net income (loss) per share	37,577	37,103	37,514	37,067

Comprehensive income (loss):
Unrealized investment holding gains, net of reclassification adjustments	$2	$6	$3	$10
Foreign currency translation adjustments, net of reclassification adjustments	(1,604)	646	(1,208)	1,240
Total other comprehensive income (loss)	(1,602)	652	(1,205)	1,250
Net loss	(6,930)	(3,386)	(12,108)	(12,810)
Comprehensive loss	$(8,532)	$(2,734)	$(13,313)	$(11,560)

(A) Components of net revenue:
License and product revenue	$4,529	$9,651	$11,943	$16,804
Service revenue	11,195	11,954	23,431	24,492

	$15,724	$21,605	$35,374	$41,296
(B) Components of cost of revenue:
License and product revenue	$1,465	$2,611	$3,220	$4,520
Service revenue	3,160	3,676	6,541	8,336
	$4,625	$6,287	$9,761	$12,856
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,108)	$(12,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	1,757
Stock-based compensation	1,614	2,297
Equity in net loss of Napster	—	1,097
Deferred income taxes, net	(12)	(40)
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2018 and 2017	50	(417)
Net change in certain operating assets and liabilities:
Trade accounts receivable	16,960	(4,346)
Prepaid expenses and other assets	(1,633)	667
Accounts payable	(16,601)	(376)
Accrued and other liabilities	(2,231)	(1,775)
Net cash used in operating activities	(12,730)	(13,946)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(580)	(417)
Purchases of short-term investments	—	(13,905)
Proceeds from sales and maturities of short-term investments	5,726	32,617
Acquisition, net of cash acquired	(4,192)	—
Advance to Napster	—	(1,500)
Net cash provided by investing activities	954	16,795
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	114	130
Tax payments from shares withheld upon vesting of restricted stock	(243)	(192)
Net cash used in financing activities	(129)	(62)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(731)	1,347
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,636)	4,134
Cash, cash equivalents and restricted cash, beginning of period	53,596	36,421
Cash, cash equivalents, and restricted cash end of period	$40,960	$40,555

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$71	$323
Cash paid for income taxes	$503	$913
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(112)	$32
Acquisition of intangible assets	$100	$—
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2018 and 2017

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019. We continue to evaluate the effect that the guidance will have on our consolidated financial statements and related disclosures. We expect that the guidance will result in a material change to our Consolidated Balance Sheet as a result of capitalizing our operating leases.

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
We recorded a net decrease to opening retained deficit of $1.0 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard, with the impact primarily related to licensing of our RealPlayer product and full recognition of non-recurring engineering fees which were previously deferred and amortized over the life of the contract. The net impact to revenues as a result of adopting the new standard was a decrease of $1.1 million for the three months ended June 30, 2018 and an increase of $2.4 million for the six months ended June 30, 2018.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended June 30, 2018			Six months ended June 30, 2018
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,808	$469	$—	$5,145	$1,804	$—
Subscription Services	1,225	6,250	2,689	2,510	13,619	5,382
Product Sales	299	—	1,953	639	—	4,355
Advertising and Other	552	—	479	1,073	—	847
Total	$3,884	$6,719	$5,121	9,367	15,423	10,584
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended June 30, 2018			Six months ended June 30, 2018
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$2,360	$6,573	$836	$6,218	$15,103	$1,587
Direct to Consumer	1,524	146	4,285	3,149	320	8,997
Total	$3,884	$6,719	$5,121	$9,367	$15,423	$10,584
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of June 30, 2018, our balance of long-term accounts receivable was $0.3 million, and is included in other long-term assets on our condensed consolidated balance sheets. During the quarter and six months ended June 30, 2018, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of June 30, 2018 we had a deferred revenue balance of $2.5 million, a decrease of $1.0 million from December 31, 2017. The decrease is due primarily to our transition to Topic 606, with $0.8 million recorded to retained earnings on January 1, 2018. The decrease is further due to $0.2 million of revenues recognized which were included in the deferred balance at December 31, 2017.
Significant Estimates
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. Our true-up on our first quarter estimates recorded in the second quarter of 2018 was not material to our condensed consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total stock-based compensation expense	$457	$863	$1,614	$2,297
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.72%	1.62%	2.59%	1.76%
Expected life (years)	3.8	3.7	4.0	4.4
Volatility	35%	34%	35%	35%

The total stock-based compensation amounts for 2018 and 2017 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the six months ended June 30, 2018 and 2017 was stock compensation expense recorded in the first quarter of 2018 and 2017 related to our 2017 and 2016 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2018 and 2017, respectively.

As of June 30, 2018, $2.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.8 years.

Note 5	Napster Joint Venture
As of June 30, 2018 we owned approximately 42% of the issued and outstanding stock of Rhapsody International Inc., doing business as Napster, and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Napster of $0.0 million for the quarter and six months ended June 30, 2018; and $0.3 million and $1.1 million for the quarter and six months ended June 30, 2017. Because of the $10.0 million liquidation preference on the preferred stock we hold in Napster, under the equity method of accounting we did not record any share of Napster losses that would reduce our carrying value of Napster, which is impacted by Napster equity transactions, below $10.0 million, until Napster's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of June 30, 2018, the carrying value of our Napster equity investment was zero, as we did not have any further commitment to provide future support to Napster, with the exception of the guaranty discussed below. Unless we commit to provide future financial support to Napster, we do not record any further share of Napster losses that would reduce our carrying value of Napster below zero; in accordance with GAAP, we currently track those suspended losses outside of our financial statements.
In December 2016, RealNetworks entered into an agreement to loan up to $5 million to Napster for general operating purposes, as did Napster's other 42% owner. Each entity fully funded its loan, providing $3.5 million each in December 2016 and the remaining $1.5 million each in January 2017. These loans are subordinate to senior creditors, and bear an interest rate of 10% per annum, which is added to the outstanding principal balance. At the time of signing the agreement we recognized previously suspended Napster losses, and, consequently, we did not record a receivable related to this loan.

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
Summarized financial information for Napster, which represents 100% of its financial information, is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$36,239	$44,136	$76,529	$91,598
Gross profit	9,383	6,099	18,661	12,682
Operating income (loss)	3,895	(4,760)	10,310	(9,871)
Net income (loss)	2,134	(7,693)	6,582	(13,333)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2018				June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$21,538	$—	$—	$21,538	$21,538
Money market funds	17,542	—	—	17,542	17,542
Total cash and cash equivalents	39,080	—	—	39,080	39,080
Short-term investments:
Corporate notes and bonds	—	3,053	—	3,053	3,049
Total short-term investments	—	3,053	—	3,053	3,049
Restricted cash equivalents	—	1,880	—	1,880	1,880
Warrants issued by Napster (included in Other assets)	—	—	939	939	—
Total	$39,080	$4,933	$939	$44,952	$44,009

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2017				December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$31,065	$—	$—	$31,065	$31,065
Money market funds	20,131	—	—	20,131	20,131
Total cash and cash equivalents	51,196	—	—	51,196	51,196
Short-term investments:
Corporate notes and bonds	—	8,779	—	8,779	8,779
Total short-term investments	—	8,779	—	8,779	8,779
Restricted cash equivalents	—	2,400	—	2,400	2,400
Warrants issued by Napster (included in Other assets)	—	—	989	989	—
Total	$51,196	$11,179	$989	$63,364	$62,375
Restricted cash equivalents as of June 30, 2018 and December 31, 2017 relates to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2018 and 2017 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2018 and December 31, 2017 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of June 30, 2018 (in thousands):

Estimated Fair Value
Within one year	$3,053
Between one year and five years	—
Total short-term investments	$3,053
In February 2015, Napster issued warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. The warrants were issued as compensation for past services provided by RealNetworks and the other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. At December 31, 2017 due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 3.25 years, resulting in a total expected term for the warrant of 8.25 years. During the six months ended June 30, 2018, the decrease in the fair value of the warrants was insignificant.
In February 2017, Napster issued additional warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and the other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within general and administrative expense in the unaudited condensed consolidated statements of operations. At December 31, 2017, due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 1 year, resulting in a total expected term for the warrant of 6 years. During the six months ended June 30, 2018, the decrease in the fair value of the warrants was insignificant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2018 and 2017, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$31,166	$31,025	$141	$32,286	$31,997	$289
Developed technology	24,598	24,598	—	25,177	25,177	—
Patents, trademarks and tradenames	3,792	3,792	—	3,932	3,896	36
Service contracts	5,548	5,474	74	5,576	5,576	—
Total	$65,104	$64,889	$215	$66,971	$66,646	$325

In conjunction with our acquisition of a Netherlands-based game development studio in the second quarter of 2018, we recorded $0.1 million in intangibles. Refer to Note 8 Goodwill for further details about the acquisition.

No impairments of other intangible assets were recognized in either of the six months ended June 30, 2018 or 2017.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2017	$13,060
Increases due to current year acquisitions	4,367
Effects of foreign currency translation	(307)
Balance, June 30, 2018	$17,120

On April 16, 2018, in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million. All tangible and intangible assets and liabilities recognized are reported within the Games segment. As a result of our preliminary purchase price allocation, we recorded $0.1 million of identifiable intangible assets relating to an existing customer contract. We also recorded goodwill of $4.4 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in development of our Original Stories titles. The goodwill is not deductible for income tax purposes. We did not recognize significant revenue or loss before income taxes from this acquired business from the date of acquisition through June 30, 2018.

Goodwill by segment (in thousands):

June 30, 2018
Consumer Media	$580
Mobile Services	2,106
Games	14,434
Total goodwill	$17,120

No impairment of goodwill was recognized in either of the six months ended June 30, 2018 or in 2017.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2018	December 31, 2017
Royalties and other fulfillment costs	$3,226	$2,965
Employee compensation, commissions and benefits	3,856	4,384
Sales, VAT and other taxes payable	1,495	1,782
Other	3,684	3,234
Total accrued and other current liabilities	$12,261	$12,365

Note 10	Restructuring Charges
Restructuring and other charges in 2018 and 2017 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the six months ended June 30, 2018	$688
Costs incurred and charged to expense for the six months ended June 30, 2017	$1,714
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2017	$244
Costs incurred and charged to expense for the six months ended June 30, 2018	688
Cash payments	(638)
Accrued liability at June 30, 2018	$294

Note 11	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the first quarter of 2018, we renegotiated the lease for our Seattle headquarters, reducing our total leased space by 15%. Consequently, we recorded a reduction to our lease loss accrual to reflect our reduced future obligations. This reduction has also been recorded as a benefit of $0.3 million in our condensed consolidated statement of operations for the six months ended June 30, 2018. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Accrued loss at December 31, 2017	$2,058
Additions and adjustments to the lease loss accrual, including estimated sublease income	(454)
Less amounts paid, net of sublease amounts	(433)
Accrued loss at June 30, 2018	1,171
Less current portion (included in Accrued and other current liabilities)	(181)
Accrued loss, non-current portion (included in Other long term liabilities)	$990

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments
Accumulated other comprehensive income (loss), beginning of period	$3	$(2)	$2	$(6)
Unrealized gains, net of tax effects of $1, $3, $1 and $5	2	6	3	10
Net current period other comprehensive income	2	6	3	10
Accumulated other comprehensive income balance, end of period	$5	$4	$5	$4
Foreign currency translation
Accumulated other comprehensive loss, beginning of period	$(59,153)	$(61,045)	$(59,549)	$(61,639)
Translation adjustments	(1,604)	646	(1,208)	1,240
Net current period other comprehensive income (loss)	(1,604)	646	(1,208)	1,240
Accumulated other comprehensive loss balance, end of period	$(60,757)	$(60,399)	$(60,757)	$(60,399)
Total accumulated other comprehensive loss, end of period	$(60,752)	$(60,395)	$(60,752)	$(60,395)

Note 13	Income Taxes
As of June 30, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(6,930)	$(3,779)	$(12,108)	$(13,329)
Weighted average common shares outstanding used to compute basic EPS	37,577	37,103	37,514	37,067
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,577	37,103	37,514	37,067

Basic EPS from continuing operations	$(0.18)	$(0.10)	$(0.32)	$(0.36)
Diluted EPS from continuing operations	$(0.18)	$(0.10)	$(0.32)	$(0.36)
During the quarter and six months ended June 30, 2018, 5.9 million and 6.0 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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

The following table summarizes the results of operations, which were recorded in our Mobile Services segment, relating to the discontinued operation (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$—	$11,507	$—	$22,392
Cost of revenue	—	11,003	—	21,727
Gross profit	—	504	—	665
Income taxes	—	111	—	146
Income from discontinued operations, net of tax	$—	$393	$—	$519

The following table summarizes the remaining carrying amounts of major classes of assets and liabilities of the discontinued operation (in thousands). These assets and liabilities relate to final settlements of prior year activity between various parties. These balances were fully settled prior to the end of the second quarter of 2018.

	June 30, 2018	December 31, 2017
Trade accounts receivable, net	$—	$17,456
Total current assets of discontinued operations	—	17,456

Accounts payable	$—	$15,836
Accrued and other current liabilities	—	1,271
Total current liabilities of discontinued operations	$—	$17,107

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
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our subscription services and our integrated RealTimes platform which is sold to mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of mobile games, sales of games licenses, games subscription services, advertising on games sites and social network sites, and microtransactions from online and social games.
We allocate to our reportable segments certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment are restructuring charges, lease exit and related charges, as well as stock-based compensation expense.
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
Segment results for the quarters and six months ended June 30, 2018 and 2017 (in thousands):
Consumer Media

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$3,884	$6,951	$9,367	$12,620
Cost of revenue	1,028	1,159	2,021	2,564
Gross profit	2,856	5,792	7,346	10,056
Operating expenses	3,439	3,730	7,357	7,740
Operating income (loss)	$(583)	$2,062	$(11)	$2,316

Mobile Services

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$6,719	$7,720	$15,423	$15,919
Cost of revenue	2,134	2,426	4,450	5,616
Gross profit	4,585	5,294	10,973	10,303
Operating expenses	6,969	6,705	14,335	14,824
Operating loss	$(2,384)	$(1,411)	$(3,362)	$(4,521)

Games

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$5,121	$6,934	$10,584	$12,757
Cost of revenue	1,456	2,679	3,273	4,616
Gross profit	3,665	4,255	7,311	8,141
Operating expenses	5,095	5,090	10,012	10,037
Operating loss	$(1,430)	$(835)	$(2,701)	$(1,896)

Corporate

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$7	$23	$17	$60
Operating expenses	2,429	2,959	5,696	7,254
Operating loss	$(2,436)	$(2,982)	$(5,713)	$(7,314)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$7,646	$10,889	$19,080	$20,629
Europe	3,010	3,205	6,035	6,399
Rest of the World	5,068	7,511	10,259	14,268
Total net revenue	$15,724	$21,605	$35,374	$41,296
Long-lived assets (which consist of primarily of goodwill, but also includes equipment, software, leasehold improvements, and other intangible assets) by geographic region (in thousands) are as follows:

	June 30, 2018	December 31, 2017
United States	$11,915	$12,236
Europe	7,287	3,437
Rest of the World	1,354	1,572
Total long-lived assets	$20,556	$17,245

Note 19	Related Party Transactions
 See Note 5, Napster Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Napster.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Mobile Services business generates revenue primarily from the sale of subscription services, which includes our intercarrier messaging service and ringback tones, as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile

Services business to a few mobile carriers. The loss of these contracts, whether by termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and anticipated profits.
Our Games business, through the GameHouse and Zylom brands, derives revenue from product sales of mobile games, games licenses, games subscription services, and advertising on games sites and within our games.
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
On December 31, 2017, our contract with LOEN Entertainment, Co, Ltd. (LOEN) for our music on demand services expired. As the profits generated from this business had significantly declined over time, we did not renew the sole contract for this service. Accordingly, we have reported the operating results and related assets and liabilities of this business as discontinued operations for all periods presented. Refer to Note 15 to our unaudited condensed consolidated financial statements for additional information on these discontinued operations. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition of our continuing operations.
As discussed in Note 3 Revenue Recognition, as a result of our transition to Topic 606, in the three months ended June 30, 2018, our net revenues were $1.1 million lower as compared to revenues which would have been recognized under previous accounting guidance. For the six months ended June 30, 2018 we accelerated the recognition of $2.4 million in revenues, the majority of which would have been recognized in future quarters of 2018 under previous accounting guidance.

As of June 30, 2018, we had $42.1 million in unrestricted cash, cash equivalents and short-term investments, compared to $60.0 million as of December 31, 2017. The 2018 decrease of cash, cash equivalents, and short-term investments was due to our ongoing cash flows used in operating activities and to the April 2018 acquisition of a game development studio, as discussed in Note 8 Goodwill.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total revenue	$15,724	$21,605	$(5,881)	(27)%	$35,374	$41,296	$(5,922)	(14)%
Cost of revenue	4,625	6,287	(1,662)	(26)%	9,761	12,856	(3,095)	(24)%
Gross profit	11,099	15,318	(4,219)	(28)%	25,613	28,440	(2,827)	(10)%
Gross margin	71%	71%			72%	69%
Operating expenses	17,932	18,484	(552)	(3)%	37,400	39,855	(2,455)	(6)%
Operating loss	$(6,833)	$(3,166)	$(3,667)	(116)%	$(11,787)	$(11,415)	$(372)	(3)%
In the second quarter of 2018, our total consolidated revenue decreased $5.9 million as compared with the year-earlier period, due to decreases in revenue of $3.1 million in our Consumer Media segment, $1.8 million in our Games segment and $1.0 million in our Mobile Services segment. See below for further discussion around the fluctuations for each segment.
Cost of revenue decreased by $1.7 million for the quarter ended June 30, 2018, due primarily to declines of $1.2 million in our Games segment and $0.3 million in our Mobile Services segment.
Operating expenses decreased by $0.6 million in the quarter ended June 30, 2018 as compared with the year-earlier period, primarily due to reduced salaries, benefits and professional services costs of $0.3 million, and a benefit of $0.1 million to lease exit costs.
For the six months ended June 30, 2018, our total consolidated revenue decreased $5.9 million as compared to the prior year. The year over year decrease is due to lower revenues of $3.3 million in our Consumer Media segment, $2.2 million in our Games segment and $0.5 million in our Mobile Services segment. See below for further discussion around the fluctuations for each segment.
Cost of revenue decreased by $3.1 million in the six months ended June 30, 2018 as compared to the prior year period due to decreased costs in all three operating segments: $1.3 million in Games, $1.2 million in Mobile Services and $0.5 million in Consumer Media.

Operating expenses decreased by $2.5 million compared with the prior year primarily due to reduced restructuring costs of $1.0 million and a benefit of $0.5 million in lease exit and related charges following the renegotiation of certain leases. Also contributing to the overall decrease were reductions of $0.6 million in facilities and support services, $0.6 million in salaries, benefits, and professional services, and $0.4 million in marketing expense. These decreases were offset by certain benefits recorded in the first quarter of 2017, including: $0.5 million relating to the warrants we received from Napster and a $0.4 million release of previously accrued taxes.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$3,884	$6,951	$(3,067)	(44)%	$9,367	$12,620	$(3,253)	(26)%
Cost of revenue	1,028	1,159	(131)	(11)%	2,021	2,564	(543)	(21)%
Gross profit	2,856	5,792	(2,936)	(51)%	7,346	10,056	(2,710)	(27)%
Gross margin	74%	83%			78%	80%
Operating expenses	3,439	3,730	(291)	(8)%	7,357	7,740	(383)	(5)%
Operating income (loss)	$(583)	$2,062	$(2,645)	(128)%	$(11)	$2,316	$(2,327)	(100)%

Total Consumer Media revenue for the quarter ended June 30, 2018 decreased $3.1 million as compared to the same quarter in 2017, due primarily to decreased software license revenues of $2.9 million, as well as a decrease in our subscription services revenues, described more fully below:
Software License
For our software license revenues, the $2.9 million decrease is primarily due to the timing of shipments by our customers. In the second quarter of 2017 we recognized revenue on certain large shipments, whereas in 2018 shipments have been more evenly distributed. The shift in timing resulted in a $2.3 million decrease to revenue compared to the prior year quarter. The variance was also impacted by the transition to Topic 606, which accelerated the recognition of certain codec technology revenues into the first quarter of 2018 which were previously recognized ratably.
Subscription Services
For our subscription services revenues, the decrease is primarily due to $0.3 million from continuing declines in our legacy subscription products.
Cost of revenue decreased by $0.1 million during the quarter ended June 30, 2018, compared with the year-earlier period. The decrease in cost of revenue was primarily due to lower bandwidth costs of $0.2 million, offset by increased professional services fees.
Operating expenses decreased $0.3 million as compared with the year-earlier period, due to reduced salaries, benefits and professional services fees, and to lower facilities and support services costs.
Total Consumer Media revenue for the six months ended June 30, 2018 decreased $3.3 million as compared to the prior year, due primarily to decreased software license revenues of $2.9 million, as well as a decrease in our subscription services revenues of $0.6 million, described more fully below. These decreases were offset in part by an increase in advertising and other revenues of $0.2 million.
Software License
For our software license revenues, the year over year decrease is partially due to the timing of shipments by our customers. In the second quarter of 2017 we recognized revenue on certain large shipments, whereas in 2018 shipments have been more evenly distributed. As a result of this shift in timing, we recorded $0.9 million less revenue during the six months ended June 30, 2018. The variance is also driven by the execution and recognition of large contract renewals in the first quarter of 2017.
Subscription Services
For our subscription services revenues, the decrease is primarily due to $0.6 million from continuing declines in our legacy subscription products.

Cost of revenue decreased by $0.5 million in the six months ended June 30, 2018 when compared to the prior-year period due to decreases of $0.4 million in bandwidth costs and $0.3 million in royalty costs. These decreases were offset by an increase of $0.3 million in salaries and benefits costs.
Operating expenses decreased $0.4 million in the six months ended June 30, 2018 as compared with the year-earlier period, due to reduced costs for facilities and support services of $0.3 million, and for salaries, benefits and professional services fees of $0.2 million.
Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$6,719	$7,720	$(1,001)	(13)%	$15,423	$15,919	$(496)	(3)%
Cost of revenue	2,134	2,426	(292)	(12)%	4,450	5,616	(1,166)	(21)%
Gross profit	4,585	5,294	(709)	(13)%	10,973	10,303	670	7%
Gross margin	68%	69%			71%	65%
Operating expenses	6,969	6,705	264	4%	14,335	14,824	(489)	(3)%
Operating loss	$(2,384)	$(1,411)	$(973)	(69)%	$(3,362)	$(4,521)	$1,159	26%
Total Mobile Services revenue decreased by $1.0 million in the quarter ended June 30, 2018 compared with the prior-year period. The revenue decrease is due to declines of $0.8 million in our subscription services revenue stream and $0.2 million in our software license revenue stream, described more fully below:
Software license
For our software license revenues the decrease is primarily due to declines in our legacy integrated RealTimes product offered to mobile carriers.
Subscription services
For our subscription services, the $0.8 million decrease is primarily the result of a decrease of $0.5 million in our ringback tones business and a $0.3 million reduction in our intercarrier messaging service, driven primarily by one-time credits issued to certain carriers.
Cost of revenue decreased by $0.3 million in the quarter ended June 30, 2018 compared with the prior-year period, due primarily to reductions in bandwidth costs of $0.2 million.
Operating expenses increased by $0.3 million for the quarter ended June 30, 2018 compared with the year-earlier period primarily due to increased professional services fees and marketing spend relating to our growth initiatives.
Total Mobile Services revenue decreased by $0.5 million for the six months ended June 30, 2018 as compared to the prior-year period, as a decrease to our subscription services revenue stream of $1.0 million was offset by an increase in our software license revenue stream of $0.5 million, described more fully below:
Software license
For our software license revenues, the increase is primarily due to the recognition of $0.6 million in revenues generated by our integrated RealTimes products offered to mobile carriers due to our transition to Topic 606 in the first quarter of 2018.
Subscription service
For our subscription services, the $1.0 million decrease is primarily a result of a decrease in our ringback tones business, driven mostly by the recognition of $0.9 million in the first quarter of 2017 following the execution of a long-term contract with our partner in Brazil. Also contributing to the decrease is a $0.4 million reduction in our intercarrier messaging business. These decreases were offset by the recognition of $0.6 million in non-recurring engineering services relating to our ringback tones businesses, which was accelerated due to our transition to Topic 606 in the first quarter of 2018.
Cost of revenue decreased by $1.2 million for the six months ended June 30, 2018 when compared to the prior-year period, due primarily to lower bandwidth costs of $0.5 million, third-party customer service of $0.2 million, and salaries, professional services fees and benefits of $0.2 million.

Operating expenses decreased by $0.5 million in the six months ended June 30, 2018 as compared with the year-earlier period primarily due to a reduction in facilities and support services costs, and salaries, benefits and professional services fees totaling $0.3 million.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$5,121	$6,934	$(1,813)	(26)%	$10,584	$12,757	$(2,173)	(17)%
Cost of revenue	1,456	2,679	(1,223)	(46)%	3,273	4,616	(1,343)	(29)%
Gross profit	3,665	4,255	(590)	(14)%	7,311	8,141	(830)	(10)%
Gross margin	72%	61%			69%	64%
Operating expenses	5,095	5,090	5	—%	10,012	10,037	(25)	—%
Operating loss	$(1,430)	$(835)	$(595)	(71)%	$(2,701)	$(1,896)	$(805)	(42)%
Total Games revenue declined $1.8 million for the quarter ended June 30, 2018 as compared with the year-earlier period due primarily to a decrease of $2.1 million in our product sales revenue stream, offset by an increase of $0.3 million in our advertising and other revenue stream, described more fully below:
Product sales
For our product sales, the decrease is primarily due to the performance of certain of our Original Stories titles within the respective quarters, as our releases in the second quarter of 2017 had more comparative success than those titles released in the second quarter of 2018.
Advertising and other
Our advertising and other revenues increased $0.3 million as compared to the prior-year period as a result of new initiatives to offer in-game advertising within our mobile games.
Cost of revenue decreased $1.2 million in the quarter ended June 30, 2018 when compared with the prior-year period. Consistent with the decrease in revenue, we recorded decreased publisher royalties of $0.7 million and decreased app store fees of $0.5 million.
Operating expenses were flat in the quarter ended June 30, 2018, compared with the prior-year period as increased salaries and benefits costs, including our April acquisition of a Netherlands-based game development studio, were offset by decreased marketing fees.
Total Games revenue declined $2.2 million in the six months ended June 30, 2018 as compared with the prior-year period. The decrease is due primarily to a decrease of $2.5 million in our product sales revenue stream, offset by an increase of $0.6 million in our advertising and other revenue stream, described more fully below. The overall decrease was also impacted by a decrease of $0.2 million in our subscription services.
Product sales
For our product sales, the decrease of $2.5 million is due primarily to timing of launches and specific games launched within our Original Stories portfolio. As of the second quarter of 2018 we have published four Original Stories titles, compared to five titles in 2017, of which, our 2017 launches experienced more comparative success than those titles released in 2018.
Advertising and other
Our advertising and other revenues increased $0.6 million as compared to the prior-year period as a result of new initiatives to offer in-game advertising within our mobile games.
Cost of revenue decreased by $1.3 million in the six months ended June 30, 2018 as compared to the prior year period. Consistent with the decrease in revenue, we recorded decreased publisher royalties of $0.7 million and decreased app store fees of $0.7 million.
Operating expenses were flat in the six months ended June 30, 2018 when compared to the prior-year period, as an increase of $0.3 million in salaries and benefits costs were offset by decreased marketing fees.

Corporate
Corporate segment results of operations were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenue	$7	$23	$(16)	70%	$17	$60	$(43)	72%
Operating expenses	2,429	2,959	(530)	(18)%	5,696	7,254	(1,558)	(21)%
Operating loss	$(2,436)	$(2,982)	$546	18%	$(5,713)	$(7,314)	$1,601	22%
Operating expenses decreased by $0.5 million in the quarter ended June 30, 2018 compared with the year-earlier period. The decrease was primarily due to $0.4 million lower salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts.
Operating expenses decreased by $1.6 million in the six months ended June 30, 2018 when compared with the year-earlier period. The decrease was primarily due to lower restructuring costs and a benefit in lease exit and related charges due to the renegotiation of certain leases totaling $1.5 million. A decrease of $0.8 million in salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts also reduced operating expenses compared to the prior year. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants received from Napster and a $0.4 million release of previously accrued taxes.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring charges and lease exit costs. Operating expenses were as follows (dollars in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$7,652	$7,584	$68	1%	$15,346	$14,933	$413	3%
Sales and marketing	4,883	5,496	(613)	(11)%	10,880	12,651	(1,771)	(14)%
General and administrative	5,339	5,254	85	2%	10,940	10,557	383	4%
Restructuring and other charges	187	150	37	25%	688	1,714	(1,026)	(60)%
Lease exit and related charges	(129)	—	(129)	NM	(454)	—	(454)	NM
Total consolidated operating expenses	$17,932	$18,484	$(552)	(3)%	$37,400	$39,855	$(2,455)	(6)%

Research and development expenses increased by $0.1 million in the quarter ended June 30, 2018 as compared with the year-earlier period, primarily due to an increase in salaries, benefits and professional services expense, reflecting our continued efforts towards our growth initiatives.

Research and development expenses increased by $0.4 million in the six months ended June 30, 2018 as compared with the prior year period, primarily due to an increase of $0.6 million in salaries, benefits and professional services expense, reflecting our continued efforts towards our growth initiatives.
Sales and marketing expenses decreased by $0.6 million in the quarter ended June 30, 2018 compared with the year-earlier period. The decrease was due to a $0.4 million reduction in salaries, benefits and professional service fees, and lower marketing expense and facilities and support services costs.
Sales and marketing expenses decreased by $1.8 million in the six months ended June 30, 2018 as compared with the prior year period. The decrease is comprised of a $1.0 million reduction in salaries, benefits and professional services fees, a $0.4 million reduction to marketing expense and a $0.3 million reduction in facilities and support services costs.
General and administrative expenses increased by $0.4 million in the six months ended June 30, 2018 as compared with the year-earlier period. In the first quarter of 2017 we recorded a benefit of $0.5 million relating to warrants we received from Napster and a benefit of $0.4 million from the release of previously accrued taxes. These benefits were offset in part by decreases in 2018 compared with 2017 of $0.3 million in salaries, benefits and professional services costs and $0.3 million in facilities and support services as a result of our ongoing cost reduction efforts.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarter Ended June 30,			Six months ended June 30,
	2018	2017	$ Change	2018	2017	$ Change
Interest income, net	$111	$109	$2	$198	$237	$(39)
Equity in net loss of Napster	—	(349)	349	—	(1,097)	1,097
Other income (expense), net	(42)	(13)	(29)	(83)	(239)	156
Total other income (expense), net	$69	$(253)	$322	$115	$(1,099)	$1,214

We account for our investment in Napster under the equity method of accounting, as described in Note 5, Napster Joint Venture. The net carrying value of our investment in Napster is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended June 30, 2018 and 2017, we recognized income tax expense of $0.2 million and $0.4 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2018 and 2017, we recognized income tax expense of $0.4 million and $0.8 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter ended June 30, 2018 was largely the result of changes in our jurisdictional income.
As of June 30, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2018. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended June 30, 2018, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2018 was minimal.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Company continues to analyze the impact of the Tax Cuts and Jobs Act on its financial statements, including the impact of the one-time deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries and global intangible low-taxed income (GILTI) earned by controlled foreign corporations. As of June 30, 2018, the provisional amounts recorded in the financial statements for the period ending December 31, 2017 have not changed.  However, the Company continues to evaluate the implications of tax reform and any additional impacts from the enactment of the Tax Cuts and Jobs Act will be recorded as they are identified during the measurement period as provided for in accordance with the SEC's SAB No. 118.
As of June 30, 2018, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where foreign taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for foreign taxes may be necessary.
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
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2018	December 31, 2017
Working capital	$40,975	$55,157
Cash, cash equivalents, and short-term investments	42,133	59,975
Restricted cash equivalents and investments	1,880	2,400

The 2018 decrease of cash, cash equivalents, and short-term investments from December 31, 2017 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $12.7 million in the first six months of 2018, as well as our April purchase of a Netherlands-based game development studio.
The following summarizes cash flow activity (in thousands):

	Six months ended June 30,
	2018	2017
Cash used in operating activities	$(12,730)	$(13,946)
Cash provided by investing activities	954	16,795
Cash provided used in financing activities	(129)	(62)
Cash used in operating activities consisted of net loss adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, equity in net loss of Napster, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $1.2 million less in the six months ended June 30, 2018 as compared to the same period in 2017. Cash used in operations was less due primarily to the net change in operating assets and liabilities during 2018 compared to 2017. In the current year, we used cash of $3.5 million from the net change in operating assets and liabilities while in 2017 the net change in operating assets and liabilities used $5.8 million.
For the six months ended June 30, 2018, cash provided by investing activities of $1.0 million was due to sales and maturities of short-term investments, which totaled $5.7 million. The maturities were offset by our purchase of a Netherlands-based game development studio in the second quarter of 2018 for net cash consideration of $4.2 million and by fixed asset purchases of $0.6 million.
For the six months ended June 30, 2017, cash provided by investing activities of $16.8 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $18.7 million. The increase was offset in part by our advance paid to Napster of $1.5 million, as discussed further in Note 5 Napster Joint Venture, and fixed asset purchases of $0.4 million.

Cash used in financing activities for the six months ended June 30, 2018 was $0.1 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Cash used in financing activities for the six months ended June 30, 2017 was $0.1 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Two customers in our Mobile Services segment accounted for 39% of trade accounts receivable as of June 30, 2018, with the customers individually accounting for 23% and 16%. At December 31, 2017, one customer in our Mobile Services segment accounted for 20% of trade accounts receivable.
One customer in our Mobile Services segment accounted for 12% of consolidated revenue or $1.8 million during the quarter ended June 30, 2018. No individual customer accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2018. One customer in our Consumer Media segment accounted for 14% of consolidated revenue, or $3.1 million during the quarter ended June 30, 2017. No customer accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2017.
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
If Napster incurs losses, if it otherwise experiences a significant decline in its business or financial condition, or if we provide financial support to, or increase our investment in Napster, we could incur further losses on our investment, which could have an adverse effect on our financial condition, liquidity, and results of operations. For further information on Napster, please refer to Note 5 Napster Joint Venture.
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
As of June 30, 2018, approximately $15.8 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. While the Tax Act generally allows future repatriation of foreign funds without incurring additional U.S. taxes, certain funds may still be subject to foreign taxes. If these funds are needed for our operations in the U.S., we may be required to accrue and pay additional taxes, and incur additional costs, to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

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
As of June 30, 2018, $15.8 million of the $42.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of June 30, 2018, we have not provided for foreign taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where foreign taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for foreign taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2018. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2018, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of June 30, 2018, we had an investment in the voting capital stock of a privately held technology company. See Note 1, Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euros, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of June 30, 2018 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to sustain our current level of business and to implement our growth plans, we must successfully monetize our new products and services, including through existing and new relationships with distribution partners. Our digital media products and services must be attractive and useful to subscribers and consumers, whether direct from us or through our distribution partners. The successful acceptance and monetization of these products and services, therefore, is subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, the rapid pace of change in the market and the effectiveness of our distribution channels. Any failure by us to timely and accurately anticipate consumers’ changing needs and wants, emerging technological trends and data privacy norms, or changes in the competitive or regulatory landscape for our products and services could result in a failure to monetize our new products or the loss of market opportunities.
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
In accordance with accounting principles generally accepted in the United States ("GAAP"), we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of June 30, 2018 was $21 million.

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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell through the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. For example, the European Union's General Data Protection Regulation (GDPR), effective in May 2018, created a variety of new compliance obligations, with significant penalties for noncompliance. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could require us to further change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.
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

On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC, now doing business under the Napster brand. As a result of the restructuring, we no longer have operational control over Napster and Napster’s operating performance is no longer consolidated with our consolidated financial statements. We disclose only limited strategic, business and financial information regarding Napster in our financial statements and disclosures, in accordance with GAAP. Napster has historically generated accounting losses since its inception, and we have recognized our share of such losses on our investment in its convertible preferred stock. We continue to track any additional losses incurred by Napster whether or not we recognize them, but in certain circumstances, which have occurred in the past and may occur again in the future, proper accounting treatment may cause us to recognize additional losses on our investment in Napster. Consequently, Napster's past or future performance may continue to have an adverse effect on our financial condition, results of operations, or perceived value. See Note 5. Napster Joint Venture, in this 10-Q, for further discussion of our relationship with Napster, including information about the accounting treatment related to the investment in Napster.

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
We have adopted a shareholder rights plan, which was amended and restated in December 2008, and amended in April 2016 and February 2018, which provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.
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

Dated: August 2, 2018

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