Form 10-Q
period 2018-09-30
REALNETWORKS INC
filed 2018-11-08
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2018 was 37,655,047.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$37,964	$51,196
Short-term investments	1,172	8,779
Trade accounts receivable, net of allowances of $577 and $937	13,090	12,689
Deferred costs, current portion	365	426
Prepaid expenses and other current assets	4,719	3,715
Current assets of discontinued operations	—	17,456
Total current assets	57,310	94,261
Equipment, software, and leasehold improvements, at cost:
Equipment and software	40,016	46,417
Leasehold improvements	3,431	3,536
Total equipment, software, and leasehold improvements, at cost	43,447	49,953
Less accumulated depreciation and amortization	40,531	46,093
Net equipment, software, and leasehold improvements	2,916	3,860
Restricted cash equivalents	1,630	2,400
Other assets	5,723	5,588
Deferred costs, non-current portion	593	955
Deferred tax assets, net	1,019	1,047
Other intangible assets, net	120	325
Goodwill	17,060	13,060
Total assets	$86,371	$121,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,914	$3,785
Accrued and other current liabilities	11,916	12,365
Commitment to Napster	2,750	2,750
Deferred revenue, current portion	1,969	3,097
Current liabilities of discontinued operations	—	17,107
Total current liabilities	20,549	39,104
Deferred revenue, non-current portion	312	443
Deferred rent	953	982
Deferred tax liabilities, net	170	19
Other long-term liabilities	1,082	1,775
Total liabilities	23,066	42,323
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,652 shares in 2018 and 37,341 shares in 2017	37	37
Additional paid-in capital	641,449	638,727
Accumulated other comprehensive loss	(61,077)	(59,547)
Retained deficit	(517,104)	(500,044)
Total shareholders’ equity	63,305	79,173
Total liabilities and shareholders’ equity	$86,371	$121,496
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue (A)	$17,579	$18,557	$52,953	$59,853
Cost of revenue (B)	4,239	5,343	14,000	18,199
Gross profit	13,340	13,214	38,953	41,654
Operating expenses:
Research and development	8,052	7,152	23,398	22,085
Sales and marketing	4,998	4,883	15,878	17,534
General and administrative	4,586	5,081	15,526	15,638
Restructuring and other charges	632	557	1,320	2,271
Lease exit and related benefit	—	—	(454)	—
Total operating expenses	18,268	17,673	55,668	57,528
Operating loss	(4,928)	(4,459)	(16,715)	(15,874)
Other income (expenses):
Interest income, net	72	116	270	353
Equity in net loss of Napster investment	(737)	—	(737)	(1,097)
Other income (expenses), net	(112)	(50)	(195)	(289)
Total other income (expenses), net	(777)	66	(662)	(1,033)
Loss from continuing operations before income taxes	(5,705)	(4,393)	(17,377)	(16,907)
Income tax expense	272	139	708	954
Net loss from continuing operations	(5,977)	(4,532)	$(18,085)	$(17,861)
Net income from discontinued operations, net of tax	—	198	—	717
Net loss	$(5,977)	$(4,334)	$(18,085)	$(17,144)

Net income (loss) per share - Basic:
Continuing operations	$(0.16)	$(0.12)	$(0.48)	$(0.48)
Discontinued operations	—	—	—	0.02
Net loss per share - Basic	$(0.16)	$(0.12)	$(0.48)	$(0.46)
Net income (loss) per share - Diluted
Continuing operations	$(0.16)	$(0.12)	$(0.48)	$(0.48)
Discontinued operations	—	—	—	0.02
Net loss per share - Diluted	$(0.16)	$(0.12)	$(0.48)	$(0.46)
Shares used to compute basic net income (loss) per share	37,618	37,200	37,549	37,112
Shares used to compute diluted net income (loss) per share	37,618	37,200	37,549	37,112

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$(3)	$—	$—	$10
Foreign currency translation adjustments, net of reclassification adjustments	(322)	562	(1,530)	1,802
Total other comprehensive income (loss)	(325)	562	(1,530)	1,812
Net loss	(5,977)	(4,334)	(18,085)	(17,144)
Comprehensive loss	$(6,302)	$(3,772)	$(19,615)	$(15,332)

(A) Components of net revenue:
License and product revenue	$5,827	$6,873	$17,770	$23,677
Service revenue	11,752	11,684	35,183	36,176

	$17,579	$18,557	$52,953	$59,853
(B) Components of cost of revenue:
License and product revenue	$1,523	$2,163	$4,743	$6,683
Service revenue	2,716	3,180	9,257	11,516
	$4,239	$5,343	$14,000	$18,199
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,085)	$(17,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,738	2,402
Stock-based compensation	2,113	3,045
Equity in net loss of Napster	737	1,097
Deferred income taxes, net	5	(55)
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2018 and 2017	78	(367)
Net change in certain operating assets and liabilities:
Trade accounts receivable	16,754	(3,516)
Prepaid expenses and other assets	(979)	1,072
Accounts payable	(15,235)	(447)
Accrued and other liabilities	(2,754)	(3,630)
Net cash used in operating activities	(15,628)	(17,543)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(698)	(541)
Purchases of short-term investments	—	(13,905)
Proceeds from sales and maturities of short-term investments	7,607	43,754
Acquisition, net of cash acquired	(4,192)	—
Advance to Napster	—	(1,500)
Net cash provided by investing activities	2,717	27,808
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	114	130
Tax payments from shares withheld upon vesting of restricted stock	(243)	(338)
Net cash used in financing activities	(129)	(208)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(962)	1,519
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,002)	11,576
Cash, cash equivalents and restricted cash, beginning of period	53,596	36,421
Cash, cash equivalents, and restricted cash end of period	$39,594	$47,997

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$169	$419
Cash paid for income taxes	$862	$1,124
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(92)	$42
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2018 and 2017

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018 the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption. This is in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019. We continue to evaluate the effect that the guidance will have on our consolidated financial statements and related disclosures. We expect that the guidance will result in a material change to our Consolidated Balance Sheet as a result of capitalizing our operating leases.
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
In June 2018, the FASB issued new guidance related to the measurement and classification for share-based awards to non-employees. The new guidance essentially aligns the measurement and classification for these awards with that for share-based awards to employees. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019, with early adoption permitted. We will be evaluating the impact of the guidance, but do not currently expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

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
We recorded a net decrease to opening retained deficit of $1.0 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard, with the impact primarily related to licensing of our RealPlayer product and full recognition of non-recurring engineering fees which were previously deferred and amortized over the life of the contract. The net impact to revenues as a result of adopting the new standard was a decrease of $0.4 million for the three months ended September 30, 2018 and an increase of $2.0 million for the nine months ended September 30, 2018.
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
Our subscription services revenue stream allows customers to use hosted software over the respective contract period without taking possession of the technology. The stream is primarily comprised of our intercarrier messaging service, ringback tones, PC-based and mobile games subscriptions and our RealPlayer and SuperPass services. Revenues related to subscription service products are recognized ratably over the contract period, or as we have the right to invoice as a practical expedient when that amount corresponds directly with the value to the customer of our performance completed to date. Consumer subscription products are paid in advance, typically on a monthly or quarterly basis. Subscription services offered to businesses are invoiced on a monthly basis, generally based upon the amount of usage for the previous month, and the timing of payment generally does not vary significantly from the timing of invoice.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended September 30, 2018			Nine months ended September 30, 2018
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$2,746	$520	$—	$7,891	$2,324	$—
Subscription Services	1,232	6,828	2,744	3,742	20,447	8,126
Product Sales	281	—	2,280	920	—	6,635
Advertising and Other	474	—	474	1,547	—	1,321
Total	$4,733	$7,348	$5,498	$14,100	$22,771	$16,082
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended September 30, 2018			Nine months ended September 30, 2018
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$3,220	$7,209	$806	$9,438	$22,312	$2,393
Direct to Consumer	1,513	139	4,692	4,662	459	13,689
Total	$4,733	$7,348	$5,498	$14,100	$22,771	$16,082
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of September 30, 2018, our balance of long-term accounts receivable was $0.3 million, and is included in other long-term assets on our condensed consolidated balance sheets. During the quarter and nine months ended September 30, 2018, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of September 30, 2018 we had a deferred revenue balance of $2.3 million, a decrease of $1.3 million from December 31, 2017. The decrease is due primarily to our transition to Topic 606, with $0.8 million recorded to retained earnings on January 1, 2018. The decrease is further due to $0.2 million of revenues recognized which were included in the deferred balance at December 31, 2017.
Significant Estimates
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. Our true-up on our second quarter estimates recorded in the third quarter of 2018 was not material to our condensed consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total stock-based compensation expense	$499	$748	$2,113	$3,045
The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.78%	1.61%	2.69%	1.71%
Expected life (years)	3.8	3.7	3.9	4.2
Volatility	35%	34%	35%	35%

The total stock-based compensation amounts for 2018 and 2017 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the nine months ended September 30, 2018 and 2017 was stock compensation expense recorded in the first quarter of 2018 and 2017 related to our 2017 and 2016 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2018 and 2017, respectively.

As of September 30, 2018, $3.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.8 years.

Note 5	Napster Joint Venture
As of September 30, 2018 we owned approximately 42% of the issued and outstanding stock of Rhapsody International Inc., doing business as Napster, and account for our investment using the equity method of accounting.
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
We recorded our share of losses of Napster of $0.7 million for the quarter and nine months ended September 30, 2018; and $0.0 million and $1.1 million for the quarter and nine months ended September 30, 2017. Because of the $10.0 million liquidation preference on the preferred stock we hold in Napster, under the equity method of accounting we did not record any share of Napster losses that would reduce our carrying value of Napster, which is impacted by Napster equity transactions, below $10.0 million, until Napster's book value was reduced below $10.0 million. This occurred in the first quarter of 2015. As of September 30, 2018, the carrying value of our Napster equity investment was zero, as we did not have any further commitment to provide future support to Napster, with the exception of the guaranty discussed below. Unless we commit to provide future financial support to Napster, we do not record any further share of Napster losses that would reduce our carrying value of Napster below zero; in accordance with GAAP, we currently track those suspended losses outside of our financial statements.

In December 2016, RealNetworks entered into an agreement to loan up to $5.0 million to Napster for general operating purposes, as did Napster's other 42% owner. Each entity fully funded its loan, providing $3.5 million each in December 2016 and the remaining $1.5 million each in January 2017. These loans are subordinate to senior creditors, and bear an interest rate of 10% per annum, which is added to the outstanding principal balance. At the time of signing the agreement we recognized previously suspended Napster losses, and, consequently, we did not record a receivable related to this loan.
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
Summarized financial information for Napster, which represents 100% of its financial information, is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$34,814	$42,816	$111,343	$134,414
Gross profit	10,029	7,245	28,690	19,927
Operating income (loss)	4,142	179	14,452	(9,692)
Net income (loss)	2,768	(627)	9,350	(13,960)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2018				September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$26,472	$—	$—	$26,472	$26,472
Money market funds	11,492	—	—	11,492	11,492
Total cash and cash equivalents	37,964	—	—	37,964	37,964
Short-term investments:
Corporate notes and bonds	—	1,172	—	1,172	1,172
Total short-term investments	—	1,172	—	1,172	1,172
Restricted cash equivalents	—	1,630	—	1,630	1,630
Warrants issued by Napster (included in Other assets)	—	—	911	911	—
Total	$37,964	$2,802	$911	$41,677	$40,766

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2017				December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$31,065	$—	$—	$31,065	$31,065
Money market funds	20,131	—	—	20,131	20,131
Total cash and cash equivalents	51,196	—	—	51,196	51,196
Short-term investments:
Corporate notes and bonds	—	8,779	—	8,779	8,779
Total short-term investments	—	8,779	—	8,779	8,779
Restricted cash equivalents	—	2,400	—	2,400	2,400
Warrants issued by Napster (included in Other assets)	—	—	989	989	—
Total	$51,196	$11,179	$989	$63,364	$62,375
Restricted cash equivalents as of September 30, 2018 and December 31, 2017 relates to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains or losses on sales of short-term investment securities for the quarters and nine months ended September 30, 2018 and 2017 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of September 30, 2018 and December 31, 2017 were also not significant.
Investments with remaining contractual maturities of five years or less are classified as short-term because the investments are marketable and highly liquid, and we have the ability to utilize them for current operations. Contractual maturities of short-term investments as of September 30, 2018 (in thousands):

Estimated Fair Value
Within one year	$1,172
Between one year and five years	—
Total short-term investments	$1,172
In February 2015, Napster issued warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. The warrants were issued as compensation for past services provided by RealNetworks and the other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within General and administrative expense in the unaudited condensed consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. At December 31, 2017 due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 3.25 years, resulting in a total expected term for the warrant of 8.25 years. During the nine months ended September 30, 2018, the decrease in the fair value of the warrants was insignificant.
In February 2017, Napster issued additional warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and the other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the unaudited condensed consolidated balance sheets, and as an expense reduction within general and administrative expense in the unaudited condensed consolidated statements of operations. At December 31, 2017, due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 1 year, resulting in a total expected term for the warrant of 6 years. During the nine months ended September 30, 2018, the decrease in the fair value of the warrants was insignificant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2018 and 2017, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

See Note 11, Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$31,149	$31,079	$70	$32,286	$31,997	$289
Developed technology	24,571	24,571	—	25,177	25,177	—
Patents, trademarks and tradenames	3,788	3,788	—	3,932	3,896	36
Service contracts	5,559	5,509	50	5,576	5,576	—
Total	$65,067	$64,947	$120	$66,971	$66,646	$325

In conjunction with our acquisition of a Netherlands-based game development studio in the second quarter of 2018, we recorded $0.1 million in intangibles. Refer to Note 8 Goodwill for further details about the acquisition.

No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2018 or 2017.

Note 8	Goodwill
Changes in goodwill (in thousands):

Balance, December 31, 2017	$13,060
Increases due to current year acquisitions	4,367
Effects of foreign currency translation	(367)
Balance, September 30, 2018	$17,060

On April 16, 2018, in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million. All tangible and intangible assets and liabilities recognized are reported within the Games segment. As a result of our preliminary purchase price allocation, we recorded $0.1 million of identifiable intangible assets relating to an existing customer contract. We also recorded goodwill of $4.4 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in development of our Original Stories titles. The goodwill is not deductible for income tax purposes. We did not recognize significant revenue or loss before income taxes from this acquired business from the date of acquisition through September 30, 2018.

Goodwill by segment (in thousands):

September 30, 2018
Consumer Media	$580
Mobile Services	2,086
Games	14,394
Total goodwill	$17,060

No impairment of goodwill was recognized in either of the nine months ended September 30, 2018 or in 2017.

Note 9	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2018	December 31, 2017
Royalties and other fulfillment costs	$3,315	$2,965
Employee compensation, commissions and benefits	3,985	4,384
Sales, VAT and other taxes payable	1,463	1,782
Other	3,153	3,234
Total accrued and other current liabilities	$11,916	$12,365

Note 10	Restructuring Charges
Restructuring and other charges in 2018 and 2017 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the nine months ended September 30, 2018	$1,320
Costs incurred and charged to expense for the nine months ended September 30, 2017	$2,271
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2017	$244
Costs incurred and charged to expense for the nine months ended September 30, 2018	1,320
Cash payments	(976)
Accrued liability at September 30, 2018	$588

Note 11	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the first quarter of 2018, we renegotiated the lease for our Seattle headquarters, reducing our total leased space by 15%. Consequently, we recorded a reduction to our lease loss accrual to reflect our reduced future obligations. This reduction has also been recorded as a benefit of $0.3 million in our condensed consolidated statement of operations for the nine months ended September 30, 2018. We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges (which is included in Accrued and other current liabilities) for 2018 (in thousands) are as follows:

Accrued loss at December 31, 2017	$2,058
Additions and adjustments to the lease loss accrual, including estimated sublease income	(454)
Less amounts paid, net of sublease amounts	(484)
Accrued loss at September 30, 2018	1,120
Less current portion (included in Accrued and other current liabilities)	(119)
Accrued loss, non-current portion (included in Other long term liabilities)	$1,001

Note 12	Shareholders’ Equity
Accumulated Other Comprehensive Income (Loss)

Changes in components of accumulated other comprehensive income (loss) (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investments
Accumulated other comprehensive income (loss), beginning of period	$5	$4	$2	$(6)
Unrealized gains (loss), net of tax effects of ($1), $0, $0 and $5	(3)	—	—	10
Net current period other comprehensive income (loss)	(3)	—	—	10
Accumulated other comprehensive income balance, end of period	$2	$4	$2	$4
Foreign currency translation
Accumulated other comprehensive loss, beginning of period	$(60,757)	$(60,399)	$(59,549)	$(61,639)
Translation adjustments	(322)	562	(1,530)	1,802
Net current period other comprehensive income (loss)	(322)	562	(1,530)	1,802
Accumulated other comprehensive loss balance, end of period	$(61,079)	$(59,837)	$(61,079)	$(59,837)
Total accumulated other comprehensive loss, end of period	$(61,077)	$(59,833)	$(61,077)	$(59,833)

Note 13	Income Taxes
As of September 30, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Basic net loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss from continuing operations	$(5,977)	$(4,532)	$(18,085)	$(17,861)
Weighted average common shares outstanding used to compute basic EPS	37,618	37,200	37,549	37,112
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,618	37,200	37,549	37,112

Basic EPS from continuing operations	$(0.16)	$(0.12)	$(0.48)	$(0.48)
Diluted EPS from continuing operations	$(0.16)	$(0.12)	$(0.48)	$(0.48)
During the quarter and nine months ended September 30, 2018, 6.7 million and 6.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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

The following table summarizes the results of operations, which were recorded in our Mobile Services segment, relating to the discontinued operation (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$—	$11,445	$—	$33,837
Cost of revenue	—	11,191	—	32,918
Gross profit	—	254	—	919
Income taxes	—	56	—	202
Income from discontinued operations, net of tax	$—	$198	$—	$717

The following table summarizes the remaining carrying amounts of major classes of assets and liabilities of the discontinued operation (in thousands). These assets and liabilities relate to final settlements of prior year activity between various parties. These balances were fully settled prior to the end of the second quarter of 2018.

	September 30, 2018	December 31, 2017
Trade accounts receivable, net	$—	$17,456
Total current assets of discontinued operations	—	17,456

Accounts payable	$—	$15,836
Accrued and other current liabilities	—	1,271
Total current liabilities of discontinued operations	$—	$17,107

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
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our subscription services and our integrated RealTimes platform which is sold to mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of mobile games, sales of games licenses, games subscription services, advertising on games sites and within our games, and microtransactions from online games.
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
Segment results for the quarters and nine months ended September 30, 2018 and 2017 (in thousands):
Consumer Media

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$4,733	$4,197	$14,100	$16,817
Cost of revenue	955	981	2,976	3,545
Gross profit	3,778	3,216	11,124	13,272
Operating expenses	3,448	3,217	10,805	10,957
Operating income (loss)	$330	$(1)	$319	$2,315

Mobile Services

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,348	$7,678	$22,771	$23,597
Cost of revenue	2,052	2,134	6,502	7,750
Gross profit	5,296	5,544	16,269	15,847
Operating expenses	6,825	6,437	21,160	21,261
Operating loss	$(1,529)	$(893)	$(4,891)	$(5,414)

Games

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$5,498	$6,682	$16,082	$19,439
Cost of revenue	1,228	2,226	4,501	6,842
Gross profit	4,270	4,456	11,581	12,597
Operating expenses	5,447	5,071	15,459	15,108
Operating loss	$(1,177)	$(615)	$(3,878)	$(2,511)

Corporate

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$4	$2	$21	$62
Operating expenses	2,548	2,948	8,244	10,202
Operating loss	$(2,552)	$(2,950)	$(8,265)	$(10,264)
Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$9,026	$10,098	$28,106	$30,727
Europe	3,005	3,337	9,040	9,737
Rest of the World	5,548	5,122	15,807	19,389
Total net revenue	$17,579	$18,557	$52,953	$59,853
Long-lived assets (which consist of primarily of goodwill, but also includes equipment, software, leasehold improvements, and other intangible assets) by geographic region (in thousands) are as follows:

	September 30, 2018	December 31, 2017
United States	$11,862	$12,236
Europe	7,001	3,437
Rest of the World	1,233	1,572
Total long-lived assets	$20,096	$17,245

Note 19	Related Party Transactions
 See Note 5, Napster Joint Venture, and Note 6, Fair Value Measurements, for details on transactions involving Napster.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As discussed in Note 3 Revenue Recognition, as a result of our transition to Topic 606, in the three months ended September 30, 2018, our net revenues were $0.4 million lower as compared to revenues which would have been recognized under previous accounting guidance. For the nine months ended September 30, 2018 our net revenues were $2.0 million higher as compared to the revenues which would have been recognized under previous accounting guidance.

As of September 30, 2018, we had $39.1 million in unrestricted cash, cash equivalents and short-term investments, compared to $60.0 million as of December 31, 2017. The 2018 decrease of cash, cash equivalents, and short-term investments was due to our ongoing cash flows used in operating activities and to the April 2018 acquisition of a Netherlands-based game development studio, as discussed in Note 8 Goodwill.

Condensed consolidated results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total revenue	$17,579	$18,557	$(978)	(5)%	$52,953	$59,853	$(6,900)	(12)%
Cost of revenue	4,239	5,343	(1,104)	(21)%	14,000	18,199	(4,199)	(23)%
Gross profit	13,340	13,214	126	1%	38,953	41,654	(2,701)	(6)%
Gross margin	76%	71%			74%	70%
Operating expenses	18,268	17,673	595	3%	55,668	57,528	(1,860)	(3)%
Operating loss	$(4,928)	$(4,459)	$(469)	(11)%	$(16,715)	$(15,874)	$(841)	(5)%
In the third quarter of 2018, our total consolidated revenue decreased $1.0 million as compared with the year-earlier period, due to decreases in revenue of $1.2 million in our Games segment and $0.3 million in our Mobile Services segment, offset by an increase of $0.5 million in our Consumer Media segment. See below for further discussion around the fluctuations for each segment.
Cost of revenue decreased by $1.1 million for the quarter ended September 30, 2018, due primarily to a decline of $1.0 million in our Games segment.
Operating expenses increased by $0.6 million in the quarter ended September 30, 2018 as compared with the year-earlier period, primarily due to an increase in costs associated with our growth initiatives as well as ongoing operating expenses related to our acquisition of a Netherlands-based game development studio described in Note 8. The increase was offset in part with ongoing cost reduction efforts.
For the nine months ended September 30, 2018, our total consolidated revenue decreased $6.9 million as compared to the prior year. The year-over-year decrease was due to lower revenues of $3.4 million in our Games segment, $2.7 million in our Consumer Media segment and $0.8 million in our Mobile Services segment. See below for further discussion around the fluctuations for each segment.

Cost of revenue decreased by $4.2 million in the nine months ended September 30, 2018 as compared to the prior year period due to decreased costs in all three operating segments: $2.3 million in Games, $1.2 million in Mobile Services and $0.6 million in Consumer Media.
Operating expenses decreased by $1.9 million in the nine months ended September 30, 2018 as compared with the prior year primarily due to reduced restructuring costs of $1.0 million and a benefit of $0.5 million in lease exit and related charges following the renegotiation of certain leases in the first quarter of 2018. Also contributing to the overall decrease were reductions of $0.6 million in facilities and support services, and $0.4 million in marketing expense. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants we received from Napster and a $0.4 million release of previously accrued taxes.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$4,733	$4,197	$536	13%	$14,100	$16,817	$(2,717)	(16)%
Cost of revenue	955	981	(26)	(3)%	2,976	3,545	(569)	(16)%
Gross profit	3,778	3,216	562	17%	11,124	13,272	(2,148)	(16)%
Gross margin	80%	77%			79%	79%
Operating expenses	3,448	3,217	231	7%	10,805	10,957	(152)	(1)%
Operating income (loss)	$330	$(1)	$331	NM	$319	$2,315	$(1,996)	(86)%

Total Consumer Media revenue for the quarter ended September 30, 2018 increased $0.5 million as compared to the same quarter in 2017, due primarily to increased software license revenues of $0.7 million, offset by a decrease in our subscription services revenues of $0.2 million, described more fully below.
Software License
For our software license revenues, the $0.7 million increase is primarily due to the timing of shipments from existing customers and new business revenue.
Subscription Services
For our subscription services revenues, the decrease is primarily due to $0.2 million from continuing declines in our legacy subscription products.
Cost of revenue was flat for the quarter ended September 30, 2018, compared with the year-earlier period. This was primarily due to increased salaries and benefits costs, offset by lower bandwidth and license royalty costs.
Operating expenses increased $0.2 million as compared with the year-earlier period, due to increased salaries, benefits and professional services fees.
Total Consumer Media revenue for the nine months ended September 30, 2018 decreased $2.7 million as compared to the prior year, due primarily to decreased software license revenues of $2.2 million, as well as a decrease in our subscription services revenues of $0.8 million, described more fully below. These decreases were offset in part by an increase in advertising and other revenues of $0.2 million.
Software License
For our software license revenues, the year-over-year decrease was partially due to the timing of shipments by our customers. In the second quarter of 2017, we recognized revenue on certain large shipments, whereas in 2018 shipments were more evenly distributed. As a result of this shift in timing, we recorded $0.5 million less revenue during the nine months ended September 30, 2018. The variance was also driven by the execution and recognition of large contract renewals in the first quarter of 2017.

Subscription Services
For our subscription services revenues, the decrease was primarily due to $0.8 million from continuing declines in our legacy subscription products.
Cost of revenue decreased by $0.6 million in the nine months ended September 30, 2018 when compared to the prior-year period due to decreases of $0.5 million in bandwidth costs, $0.4 million in royalty costs, and $0.2 million in third party customer support costs. These decreases were offset by an increase of $0.5 million in salaries and benefits costs.
Operating expenses decreased $0.2 million in the nine months ended September 30, 2018 as compared with the year-earlier period, primarily due to reduced costs for facilities and support services.
Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$7,348	$7,678	$(330)	(4)%	$22,771	$23,597	$(826)	(4)%
Cost of revenue	2,052	2,134	(82)	(4)%	6,502	7,750	(1,248)	(16)%
Gross profit	5,296	5,544	(248)	(4)%	16,269	15,847	422	3%
Gross margin	72%	72%			71%	67%
Operating expenses	6,825	6,437	388	6%	21,160	21,261	(101)	—%
Operating loss	$(1,529)	$(893)	$(636)	(71)%	$(4,891)	$(5,414)	$523	10%
Total Mobile Services revenue decreased by $0.3 million in the quarter ended September 30, 2018 compared with the prior-year period. The revenue decrease was due to declines of $0.1 million in our subscription services revenue stream and $0.3 million in our software license revenue stream, described more fully below.
Software license
For our software license revenues, the decrease was primarily due to declines in our legacy integrated RealTimes product offered to mobile carriers.
Subscription services
For our subscription services, the decrease was primarily the result of a decrease of $0.3 million in our ringback tones business offset by a $0.2 million increase in professional services fees.
Cost of revenue decreased by $0.1 million in the quarter ended September 30, 2018 compared with the prior-year period, due primarily to reductions in bandwidth costs.
Operating expenses increased by $0.4 million for the quarter ended September 30, 2018 compared with the year-earlier period primarily due to increased professional services fees and marketing spend relating to our growth initiatives.
Total Mobile Services revenue decreased by $0.8 million for the nine months ended September 30, 2018 as compared to the prior-year period, as a decrease to our subscription services revenue stream of $1.2 million was offset in part by an increase in our software license revenue stream of $0.4 million, described more fully below.
Software license
For our software license revenues, the increase was primarily due to the recognition of $0.6 million in revenues generated by our integrated RealTimes products offered to mobile carriers due to our transition to Topic 606 in the first quarter of 2018.
Subscription service
For our subscription services, the $1.2 million decrease was primarily a result of a decrease in our ringback tones business, driven mostly by the recognition of $0.9 million in the first quarter of 2017 following the execution of a long-term contract with our partner in Brazil. Also contributing to the decrease was a $0.3 million reduction in our intercarrier messaging business. These decreases were offset by the recognition of $0.6 million in non-recurring engineering services relating to our ringback tones businesses, which was accelerated due to our transition to Topic 606 in the first quarter of 2018.
Cost of revenue decreased by $1.2 million for the nine months ended September 30, 2018 when compared to the prior-year period, due primarily to lower bandwidth costs of $0.6 million, third-party customer service of $0.2 million, and salaries, professional services fees and benefits of $0.2 million.

Operating expenses decreased by $0.1 million in the nine months ended September 30, 2018 as compared with the year-earlier period primarily due to a reduction in facilities and support services costs.
Games
Games segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$5,498	$6,682	$(1,184)	(18)%	$16,082	$19,439	$(3,357)	(17)%
Cost of revenue	1,228	2,226	(998)	(45)%	4,501	6,842	(2,341)	(34)%
Gross profit	4,270	4,456	(186)	(4)%	11,581	12,597	(1,016)	(8)%
Gross margin	78%	67%			72%	65%
Operating expenses	5,447	5,071	376	7%	15,459	15,108	351	2%
Operating loss	$(1,177)	$(615)	$(562)	(91)%	$(3,878)	$(2,511)	$(1,367)	(54)%
Total Games revenue declined $1.2 million for the quarter ended September 30, 2018 as compared with the year-earlier period due primarily to a decrease of $1.6 million in our product sales revenue stream, offset by an increase of $0.4 million in our advertising and other revenue stream, described more fully below.
Product sales
For our product sales, the decrease was primarily due to one new game launch in the third quarter of 2018 compared to two launches in the third quarter of 2017. In addition, the performance of certain Original Stories titles in the third quarter of 2018 had less comparative success than those titles in the third quarter of 2017.
Advertising and other
Our advertising and other revenues increased $0.4 million as compared to the prior-year period primarily as a result of new initiatives to offer in-game advertising within our mobile games.
Cost of revenue decreased $1.0 million in the quarter ended September 30, 2018 when compared with the prior-year period. We recorded decreased royalties of $0.3 million and decreased app store fees of $0.4 million. In addition, as a result of our April 2018 acquisition of a Netherlands-based game development studio described in Note 8, we no longer pay royalties to this studio; however, operating expenses relating to the ongoing operation of this studio have been incurred as noted in the following paragraph.
Operating expenses increased $0.4 million in the quarter ended September 30, 2018, compared with the prior-year period due primarily to an increase of $0.4 million in salaries and benefits costs, including in connection with the April 2018 acquisition of a Netherlands-based game development studio described in Note 8.
Total Games revenue declined $3.4 million in the nine months ended September 30, 2018 as compared with the prior-year period. The decrease was due primarily to a decrease of $3.8 million in our product sales revenue stream, offset by an increase of $0.9 million in our advertising and other revenue stream, described more fully below. The overall decrease was also impacted by a decrease of $0.2 million in our subscription services.
Product sales
For our product sales, the decrease of $3.8 million was due primarily to timing of launches and specific games launched within our Original Stories portfolio. As of the third quarter of 2018, we have published five Original Stories titles, compared to seven titles in 2017, of which, our 2017 launches experienced more comparative success than those titles released in 2018.
Advertising and other
Our advertising and other revenues increased $0.9 million as compared to the prior-year period primarily as a result of new initiatives to offer in-game advertising within our mobile games.
Cost of revenue decreased by $2.3 million in the nine months ended September 30, 2018 as compared to the prior year period. We recorded decreased royalties of $1.0 million and decreased app store fees of $0.9 million. In addition, as a result of our April 2018 acquisition of a Netherlands-based game development studio described in Note 8, we no longer pay royalties for this studio; however, operating expenses relating to the ongoing operation of this studio have been incurred.

Operating expenses increased $0.4 million in the nine months ended September 30, 2018 when compared to the prior-year period, as an increase of $0.8 million in salaries and benefits costs was offset by a decrease of $0.5 million in marketing fees.
Corporate
Corporate segment results of operations were as follows (dollars in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenue	$4	$2	$2	(100)%	$21	$62	$(41)	66%
Operating expenses	2,548	2,948	(400)	(14)%	8,244	10,202	(1,958)	(19)%
Operating loss	$(2,552)	$(2,950)	$398	13%	$(8,265)	$(10,264)	$1,999	19%
Operating expenses decreased by $0.4 million in the quarter ended September 30, 2018 compared with the year-earlier period. The decrease was primarily due to $0.5 million lower salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts.
Operating expenses decreased by $2.0 million in the nine months ended September 30, 2018 when compared with the year-earlier period. The decrease was primarily due to lower restructuring costs and a benefit in lease exit and related charges due to the renegotiation of certain leases in the first quarter of 2018, totaling $1.4 million. A decrease of $0.8 million in salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts also reduced operating expenses compared to the prior year. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants received from Napster and a $0.4 million release of previously accrued taxes.
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

	Quarter Ended September 30,				Nine months ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$8,052	$7,152	$900	13%	$23,398	$22,085	$1,313	6%
Sales and marketing	4,998	4,883	115	2%	15,878	17,534	(1,656)	(9)%
General and administrative	4,586	5,081	(495)	(10)%	15,526	15,638	(112)	(1)%
Restructuring and other charges	632	557	75	13%	1,320	2,271	(951)	(42)%
Lease exit and related charges	—	—	—	NM	(454)	—	(454)	NM
Total consolidated operating expenses	$18,268	$17,673	$595	3%	$55,668	$57,528	$(1,860)	(3)%

Research and development expenses increased by $0.9 million in the quarter ended September 30, 2018 as compared with the year-earlier period, primarily due to an increase in salaries, benefits and professional services expense, primarily reflecting our continued efforts towards our growth initiatives. Our April 2018 acquisition of a Netherlands-based game development studio described in Note 8, also resulted in a $0.3 million increase in research and development expenses.

Research and development expenses increased by $1.3 million in the nine months ended September 30, 2018 as compared with the prior year period, due to an increase in salaries, benefits and professional services expense, reflecting our continued efforts towards our growth initiatives. Our April 2018 acquisition of a Netherlands-based game development studio described in Note 8, also resulted in a $0.3 million increase in research and development expenses.

Sales and marketing expenses increased by $0.1 million in the quarter ended September 30, 2018 compared with the year-earlier period. The increase was due to a $0.2 million increase in salaries, benefits and professional service fees offset by a $0.1 million decrease in overhead costs.

Sales and marketing expenses decreased by $1.7 million in the nine months ended September 30, 2018 as compared with the prior year period. The decrease is primarily comprised of a $0.8 million reduction in salaries, benefits and professional services fees, a $0.3 million reduction to marketing expense and a $0.3 million reduction in facilities and support services costs.
General and administrative expenses decreased by $0.5 million in the quarter ended September 30, 2018, compared with the year-earlier period. The decrease was due to a $0.5 million decrease in salaries, benefits and professional service costs.
General and administrative expenses decreased by $0.1 million in the nine months ended September 30, 2018 as compared with the year-earlier period. In the first quarter of 2017 we recorded a benefit of $0.5 million relating to warrants we received from Napster and a benefit of $0.4 million from the release of previously accrued taxes. These benefits were offset by decreases in 2018 compared with 2017 of $0.3 million in salaries, benefits and professional services costs and $0.3 million in facilities and support services as a result of our ongoing cost reduction efforts.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily relates to severance costs due to workforce reductions. For additional details on these charges see Note 10, Restructuring Charges and Note 11, Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	Quarter Ended September 30,			Nine months ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Interest income, net	$72	$116	$(44)	$270	$353	$(83)
Equity in net loss of Napster	(737)	—	(737)	(737)	(1,097)	360
Other income (expense), net	(112)	(50)	(62)	(195)	(289)	94
Total other income (expense), net	$(777)	$66	$(843)	$(662)	$(1,033)	$371

We account for our investment in Napster under the equity method of accounting, as described in Note 5, Napster Joint Venture. The net carrying value of our investment in Napster is not necessarily indicative of the underlying fair value of our investment.
Income Taxes
During the quarters ended September 30, 2018 and 2017, we recognized income tax expense of $0.3 million and $0.1 million, respectively, related to U.S. and foreign income taxes. The change in income tax expense during the quarter ended September 30, 2018 was largely the result of changes in our jurisdictional income.
As of September 30, 2018, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2017 10-K. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2018. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended September 30, 2018, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2018 was minimal.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Company continues to analyze the impact of the Tax Cuts and Jobs Act on its financial statements, including the impact of the one-time deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries and global intangible low-taxed income (GILTI) earned by controlled foreign corporations. As of September 30, 2018, the provisional amounts recorded in the financial statements for the period ending December 31, 2017 have not changed.  However, the Company continues to evaluate the implications of tax reform and any additional impacts from the enactment of the Tax Cuts and Jobs Act will be recorded as they are identified during the measurement period as provided for in accordance with the SEC's SAB No. 118.
As of September 30, 2018, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where foreign taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for foreign taxes may be necessary.
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
New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.

Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2018	December 31, 2017
Working capital	$36,761	$55,157
Cash, cash equivalents, and short-term investments	39,136	59,975
Restricted cash equivalents and investments	1,630	2,400

The 2018 decrease of cash, cash equivalents, and short-term investments from December 31, 2017 was due primarily to our ongoing negative cash flows used in operating activities, which totaled $15.6 million in the first nine months of 2018, as well as our April purchase of a Netherlands-based game development studio.
The following summarizes cash flow activity (in thousands):

	Nine months ended September 30,
	2018	2017
Cash used in operating activities	$(15,628)	$(17,543)
Cash provided by investing activities	2,717	27,808
Cash used in financing activities	(129)	(208)
Cash used in operating activities consisted of net loss adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, equity in net loss of Napster, and the effect of changes in certain operating assets and liabilities.

Cash used in operating activities was $1.9 million less in the nine months ended September 30, 2018 as compared to the same period in 2017. Cash used in operations was less due primarily to the net change in operating assets and liabilities during 2018 compared to 2017. In the current year, we used cash of $2.2 million from the net change in operating assets and liabilities while in 2017 the net change in operating assets and liabilities used $6.5 million. This improvement was offset in part by the higher operating loss in 2018 compared to 2017.
For the nine months ended September 30, 2018, cash provided by investing activities of $2.7 million was due to sales and maturities of short-term investments, which totaled $7.6 million. The maturities were offset by our purchase of a Netherlands-based game development studio in the second quarter of 2018 for net cash consideration of $4.2 million and by fixed asset purchases of $0.7 million.
For the nine months ended September 30, 2017, cash provided by investing activities of $27.8 million was due to sales and maturities, net of purchases, of short-term investments, which totaled $29.8 million. The increase was offset in part by our advance paid to Napster of $1.5 million, as discussed further in Note 5 Napster Joint Venture, and fixed asset purchases of $0.5 million.
Cash used in financing activities for the nine months ended September 30, 2018 was $0.1 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Cash used in financing activities for the nine months ended September 30, 2017 was $0.2 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
One customer in our Mobile Services segment accounted for 25% of trade accounts receivable as of September 30, 2018. At December 31, 2017, one customer in our Mobile Services segment accounted for 20% of trade accounts receivable.
One customer in our Mobile Services segment accounted for 12% of consolidated revenue or $2.0 million during the quarter ended September 30, 2018. No individual customer accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2018. One customer in our Mobile Services segment accounted for 11% of consolidated revenue, or $2.0 million during the quarter ended September 30, 2017. The same customer accounted for 10% of consolidated revenue, or $6.1 million during the nine months ended September 30, 2017.
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

As of September 30, 2018, approximately $16.4 million of unrestricted cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. While the Tax Act generally allows future repatriation of foreign funds without incurring additional U.S. taxes, certain funds may still be subject to foreign taxes. If these funds are needed for our operations in the U.S., we may be required to accrue and pay additional taxes, and incur additional costs, to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
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
As of September 30, 2018, $16.4 million of the $39.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.
As of September 30, 2018, we have not provided for foreign taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. As part of the transition tax under the Tax Cuts and Jobs Act, the Company can now distribute, tax-free, earnings from our foreign subsidiaries to the U.S. However, for certain earnings, foreign taxes may be imposed upon distribution. As such, the Company asserts that the undistributed earnings of its foreign subsidiaries will continue to be permanently reinvested in jurisdictions where foreign taxes would be assessed upon distribution to the U.S. It is not practicable to determine the foreign tax liability or benefit on such earnings due to the timing of such future distributions and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for foreign taxes may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2018. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2018, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of September 30, 2018, we had an investment in the voting capital stock of a privately held technology company. See Note 1, Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in our Form 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euros, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of September 30, 2018 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In accordance with accounting principles generally accepted in the United States ("GAAP"), we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a significant negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of September 30, 2018 was $20 million.

Continued loss of revenue from our subscription services may continue to harm our operating results.
Our operating results have been and will continue to be adversely impacted by the loss of subscription revenue related to our more traditional products and services. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has continued to decline over several periods, due to changes in consumer preferences and changes on our part to focus on other products and services we offer, and we expect this trend to continue.

Government regulation of the Internet and related technologies is evolving, and unfavorable developments could have an adverse effect on our operating results.
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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In addition, we may receive complaints or inquiries directly from governmental agencies that have not been prompted by consumers. We cannot provide assurance that governmental agencies will not bring future claims regarding our marketing, or consumer services or other practices.

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

Napster could recognize further losses, or we may modify our relationship with Napster in ways which could negatively impact our results of operations and financial condition or the perceived value of our common stock.

On March 31, 2010, we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC, now doing business under the Napster brand. As a result of the restructuring, we no longer have operational control over Napster and Napster’s operating performance is no longer consolidated with our consolidated financial statements. We disclose only limited strategic, business and financial information regarding Napster in our financial statements and disclosures, in accordance with GAAP. Historically, Napster has generated significant accounting losses, and we have recognized our share of such losses on our investment in its convertible preferred stock. We continue to track any additional losses incurred by Napster whether or not we recognize them, but in certain circumstances, which have occurred in the past and may occur again in the future, proper accounting treatment may cause us to recognize additional losses on our investment in Napster. Consequently, Napster's past or future performance may continue to have an adverse effect on our financial condition, results of operations, or perceived value. See Note 5. Napster Joint Venture, in this 10-Q, for further discussion of our relationship with Napster, including information about the accounting treatment related to the investment in Napster.

As a significant shareholder of Napster we have been in the past and may be in the future faced with a decision as to whether or not it is in the long term interest of RealNetworks to take certain actions with respect to Napster as we have in the past, such as extending a loan, making a further equity investment or providing an additional financial guarantee, any of which could reduce our available cash or liquidity, and any such action could result in the recognition of additional losses associated with our investment in Napster. The extent of any such potential action is likely to be influenced by whether Napster is able to secure and maintain adequate funding, experiences declines in its operating results, or is unsuccessful in growing or improving its business or financial condition. Some or all of our decisions or actions related to Napster could have, or increase the risk to us of, an adverse effect on our financial condition, results of operations, liquidity or perceived value.

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

Dated: November 8, 2018

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