Form 10-K
period 2018-12-31
REALNETWORKS INC
filed 2019-03-08
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

The aggregate market value of the common stock held by non-affiliates of the registrant was $89 million on June 30, 2018, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 10% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 1, 2019 was 37,854,800.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2019 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2018.

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

•	the effects of our past acquisitions, including our January 18, 2019 acquisition of a controlling interest in Napster, and expectations for future acquisitions and divestitures;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the expected financial position, performance, growth and profitability of, and investment in, our businesses and the availability of resources;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

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
In this Annual Report on Form 10-K ("10-K") for the year ended December 31, 2018, RealNetworks, Inc., together with its subsidiaries, is referred to as “RealNetworks,” the “Company,” “we,” “us,” or “our.” “RealPlayer,” “RealMedia,” and other trademarks of ours appearing in this report are our property.
Segments
We report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. We allocate to our reportable segments certain corporate expenses which are directly attributable to supporting the business, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. Also reported in our corporate segment are restructuring charges, lease exit and related charges, and stock compensation charges.
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
Mobile Services
Mobile Services consists of the various digital media services we provide to mobile and online service providers as software as a service (SaaS) offerings. Included in our SaaS offerings are our messaging products, which include our intercarrier messaging service, Kontxt (our text message management, anti-spam, and classification product), and our ringback tone service. We provide these services to a large number of mobile carriers around the world, although a significant portion of our revenue for this segment results from contracts with a few mobile carriers and one service partner. Also included in this segment are our recently introduced facial recognition and our RealTimes platforms. Our facial recognition platform, SAFR (Secure Accurate Facial Recognition), detects and matches millions of faces by leveraging artificial intelligence-based machine learning. We offer our RealTimes platform to mobile carriers for incorporation in their hosted cloud solutions. We also offer business intelligence, subscriber management and billing for the carriers who make our offerings available to their customers.
Our intercarrier messaging platform enables operators to send and receive SMS messages worldwide between networks and service providers, regardless of network technology, typically processing billions of SMS messages per day between users on hundreds of different networks. We earn revenue from our intercarrier messaging service based on a revenue-sharing arrangement with one service partner. Our next-generation mobile messaging platform, Kontxt, evaluates message streams sent from an application to a person (A2P) and classifies those messages into various categories. This allows network operators and other service providers to create policies for prioritization and delivery of messages and blocking spam and fraudulent messages, resulting in more efficient text message delivery.
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
As disclosed in our 2017 10-K, in December 2017, we exited our low-margin music on demand service in Korea. As the profits generated from this business had significantly declined over time, we did not seek renewal of the sole contract for this service. Accordingly, this business is reported as discontinued operations in our financial statements for the periods disclosed in this 10-K.
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
Our mobile games are digitally distributed through third-party application storefronts, such as the Apple App Store and Google Play, and are principally offered in North America, Europe and Latin America. As they are released, new games are typically introduced to consumers through offering a free trial before purchase on an individual basis. After reaching a certain level in game play, consumers then have the option to purchase the full game. In addition to the sale of mobile games, we also generate revenue from player purchases of in-game virtual goods and through advertising shown to consumers during play.
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
See Note 20. Segment Information, in this 10-K for additional details on our segments and geographic concentrations.
Napster (formerly branded as Rhapsody)
At December 31, 2018, we owned approximately 42% of the issued and outstanding stock of Napster. Since the Rhapsody streaming music service has been re-branded as Napster, all references to Napster in this 10-K refer to Rhapsody International, Inc., d/b/a Napster. See Note 5. Napster Joint Venture, in this 10-K for additional details. As described in more detail in Note 22. Subsequent Event, on January 18, 2019 RealNetworks acquired an additional 42% stake in Napster from its former joint venture partner.
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
Customers
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Europe and Asia, were 48%, 48% and 49% of our revenue during the years ended December 31, 2018, 2017 and 2016, respectively. See Note 20. Segment Information, for details on geographic concentrations and see Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
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
Intellectual Property
As of December 31, 2018, we had 19 U.S. patents, 27 patents in other countries and more than 55 pending patent applications worldwide relating to various aspects of our technology. We regularly analyze our patent portfolio and prepare additional patent applications on current and anticipated features of our technology in various jurisdictions across the world, or sell or abandon patents or applications that are no longer relevant or valuable to our operations.
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
Employees
At December 31, 2018, we had approximately 441 employees, of which 129 were based in the Americas, 107 were based in Asia, and 205 were based in Europe. None of our employees are subject to a collective bargaining agreement.
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
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units.
Given the ambitious and significant nature of our growth initiatives, there is substantial risk that we may be unsuccessful in implementing our plans in a timely manner, our cash reserves may be depleted or insufficient to fully implement our plans, our growth initiatives may not gain adequate momentum, or the combination of our growth initiatives and cost reductions may not prove to be profitable. In any such case, our business would suffer, and our operational and financial results would be negatively impacted to a significant degree.

Our 84% equity interest in Napster could result in material negative implications to our financial condition and stock price.
From March 31, 2010, when we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC, now doing business under the Napster brand, until January 18, 2019, we did not have a majority voting interest in Napster. During that period, we accounted for Napster using the equity method of accounting and disclosed only strategic, business and financial information regarding Napster in our financial statements and disclosures, in accordance with accounting principles generally accepted in the United States ("GAAP"). Historically, Napster generated significant accounting losses and, applying the equity method of accounting, we recognized our share of such losses on our investment. As we had no implicit or explicit commitment to provide future financial support to Napster, we did not record any further share of Napster losses that would reduce our carrying value of Napster below zero.
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 22. Subsequent Event, for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has a majority voting interest in Napster and will consolidate Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition.
Due to our majority voting interest and the consolidation of Napster's results and financial position with ours, Napster's current liabilities will be included in RealNetworks' consolidated balance sheet, including accrued but unbilled music royalties related to past services, the ultimate payment of which is uncertain. These liabilities, although not a legal or constructive obligation of RealNetworks, are expected to cause consolidated working capital to be negative, which would cause management to consider whether liquidity risks exist. While we believe that these liabilities are separate obligations of Napster, in the remote event that any such liquidity issues become significant or are deemed material to our consolidated financial statements, there could be material negative implications to our financial condition and the trading price of our stock.
In addition, as we will begin consolidating Napster’s quarterly financial results beginning with our first quarter of 2019, we will need to receive Napster’s quarterly financial statements and related information in order to timely prepare our quarterly and annual consolidated financial statements and disclosures in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Any failure in receiving Napster's financial statements and related information in a timely and materially accurate manner could cause our reports to be filed in an untimely and/or inaccurate manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price. See Note 5. Napster Joint Venture and Note 22. Subsequent Event, for further information related to Napster.

We need to successfully monetize our new products and services in order to sustain and grow our businesses, and manage our cash resources.

In order to sustain our current level of business and to implement our growth initiatives, we must successfully monetize our new products and services, including through existing and new relationships with distribution partners. Our digital media products and services must be attractive and useful to distribution partners and end users. The successful acceptance and monetization of these products and services, therefore, is subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, the rapid pace of change in the market and the effectiveness of our distribution channels. Any failure by us to timely and accurately anticipate consumers’ changing needs and preferences, emerging technological trends and data privacy norms, or changes in the competitive or regulatory landscape for our products and services could result in a failure to monetize our new products or the loss of market opportunities.
Moreover, in order to grow our businesses, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing or have introduced will meet the demands of the relevant market. We may not realize a sufficient return, or may experience losses, on these investments, thereby straining our limited cash resources and negatively affecting our ability to pursue other growth or strategic opportunities.
Sustaining and growing our businesses, and managing our cash resources, are subject to these risks inherent in developing, distributing and monetizing our new products and services. Our failure to manage these risks could materially impair our operations and financial results.
Furthermore, our products and services may be subject to legal challenge. Responding to any such claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could constrain our growth plans and cash resources.

Our businesses, including in connection with our growth initiatives, face substantial competitive challenges that may impair our success, thus negatively impacting our future growth.
Our digital media products and services, including legacy and products/services central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, more employees and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features we currently market or are seeking to develop. In attempting to compete with any or all of these competitors, we may experience some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

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
Our Consumer Media technologies for media playback and production (RealPlayer, RealMedia VB and RealMedia HD) compete with alternative media playback technologies and audio and video content formats that have obtained broad market penetration. RealMedia VB and RealMedia HD are codecs, technology that enables compression and decompression of the media content in a (usually proprietary) format. We license our codec technology primarily to computer, smartphone and other mobile device manufacturers, and also to other partners that can support our efforts to build a strong ecosystem, like content providers and integrated circuit developers. To compete effectively, codec technologies must appeal to, and be adopted for use by, a wide range of parties: producers and providers of media content, consumers of media content, and device manufacturers who pre-load codec technologies into their devices. Our growth in this business is dependent on the successful promotion and adoption of our codec technologies to a wide and diverse target market, which is a complex and highly uncertain undertaking. If we are unable to compete successfully, our Consumer Media business could continue to decline.
The market for our Mobile Services business is highly competitive and continues to rapidly evolve. Our SaaS services face competition from a proliferation of applications and services, many of which carriers can deploy or offer to their subscribers, or which consumers can acquire independently of their carrier. We expect pricing pressure in this business to continue to materially impact our operating results in this business.

The branded services in our Games business compete with other developers, aggregators and distributors of mobile, online, and downloadable games. Our competitors vary in size and capabilities, some of which have high volume distribution channels and greater financial resources than we do; while others may be smaller and more able to quickly or efficiently adjust to market conditions. We also face significant price competition in the casual games market, and some of our competitors may be able to offer games for free, or reduce prices more aggressively. We expect competition to continue to intensify in this market. Our games development studios compete primarily with other developers of mobile, online, and downloadable games, and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including mobile, in order to maintain our competitive position and to grow the business.

The distribution and license of our technology products and services are governed by contracts with third parties, the terms of which subject us to significant risks that could negatively impact our revenue, expenses and assumption of liability related to such contracts.
In our Consumer Media and Mobile Services segments, we distribute and license most of our technology products and services pursuant to contracts with third parties, such as mobile carriers and their partners, online service providers, and OEMs and device manufacturers, many of whom may have stronger negotiating leverage due to their size and reach. These contracts govern the calculation of revenue generated and expenses incurred, how we recognize revenue and expenses in our financial statements, and the allocation of risk and liabilities arising from the product or service or distribution thereof. Terms impacting revenue, over which we may have limited if any control, may involve revenue sharing arrangements, end user pricing, usage levels, and exclusivity, all of which significantly affect the level of revenue that we may realize from the relationship. Moreover, contract terms around marketing and promotion of our products and other expense allocation could result in us bearing higher expenses or achieving weaker performance than we had anticipated from the relationship.
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
The trading price for our common stock has a history of volatility although, more recently, has been in decline. As a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us, our operating results may fluctuate or continue to decline from period to period, which may contribute to further volatility or continued weakness of our stock price. Moreover, the general difficulty in forecasting our operating results and metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, again causing further volatility and continued weakness in our stock price.
The difficulty in forecasting our operating results may also cause over or under investment in certain growth initiatives, as such investment is often planned based on expected financial results, thus causing more severe fluctuations in operating results and, likely, further volatility in our stock price.

Any impairment to our goodwill and definite-lived assets could result in a material charge to our earnings.
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unpredicted, impact on our financial results. The total carrying value of our goodwill and definite-lived assets as of December 31, 2018 was $19.7 million.

Continued loss of revenue from our subscription services may continue to harm our operating results.
Our operating results have been and will continue to be adversely impacted by the loss of subscription revenue related to our more traditional products and services. Subscribers cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service, for example, has continued to decline over several periods, due to changes in consumer preferences and changes on our part to focus on other products and services we offer, and we expect this trend to continue.

Government regulation of the Internet, facial recognition technology, and other related technologies is evolving, and unfavorable developments could have an adverse effect on our operating results.
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
In addition, through the operation of our SAFR product, we are subject to regulations and laws generally and specifically applicable to the provision of facial recognition technology. New laws and regulations are under discussion and those that exist are untested, thus we cannot guarantee that we have been or will be fully compliant in every jurisdiction.
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
A material portion of our revenue is derived from sales outside of the U.S. and most of our employees are located outside of the U.S. Consequently, our business and operations depend significantly on global and national economic conditions and on applicable trade regulations and tariffs. The growth of our business is also dependent in part on successfully managing our international operations. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
Our business is conducted in accordance with existing international trade relationships, and trade laws and regulations. Changes in geopolitical relationships and laws or policies governing the terms of foreign trade, such as the recent rise in protectionist politics and economic nationalism, could create uncertainty regarding our ability to operate and conduct commercial relationships in affected jurisdictions, which could have a material adverse effect on our business and financial results. Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural or human-caused disasters. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

The loss of key personnel, or difficulty recruiting and retaining them, could significantly harm our business or jeopardize our ability to meet our growth objectives.
Our success depends substantially on the contributions and abilities of certain key executives and employees, and we cannot provide assurance that we will be able to retain such executives and employees in the future. Executive-level turnover, as we have experienced in the past and could experience in the future, could impact our ability to retain key executives and employees, which could then harm our business and operations to the extent there is customer or employee uncertainty arising from any such transition.
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
As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. Most recently, our January 18, 2019 acquisition of a controlling interest in Napster represents a significant acquisition for RealNetworks. Although Napster will continue to operate independently and its business will not be integrated into our businesses, we still face transaction-related costs and risks related to the acquisition.
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
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a material negative impact on our future operating results. In compliance with GAAP, we evaluate these assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that our goodwill or definite-lived assets may not be recoverable, include reduced future revenue and cash flow estimates due to changes in our forecasts, and unfavorable changes to valuation multiples and discount rates due to changes in the market. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could materially impact our financial results.
Purchase and sale transactions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from a transaction. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems, and/or personnel of the acquired company;

•	retaining key management or employees of the acquired company;

•	entrance into unfamiliar markets, industry segments, or types of businesses;

•	operating, managing and integrating acquired businesses in remote locations or in countries in which we have little or no prior experience;

•	diversion of management time and other resources from existing operations;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or acquired business;

•	assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	potential impacts to our system of internal controls and disclosure controls and procedures.

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

Nearly all of our contracts by which we provide to another party services or rights to use our technology include some form of obligation by us to indemnify the other party for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. Also, in 2012 we sold most of our patents, including patents that covered streaming media, to Intel Corporation, in a contract by which we agreed to indemnify Intel Corporation for certain third-party infringement claims against these patents up to the purchase price we received in the sale. Claims against which we may be obligated to defend others pursuant to our contracts expose us to the same risks and adverse consequences described above regarding claims we may receive directly alleging that our trademarks or technology used in our business may infringe a third party's proprietary rights.
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

Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could materially affect our financial results or financial condition.

We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, stock-based compensation, equity method accounting, and intangible asset valuations. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm our operating results and/or financial condition. An example of a new accounting pronouncement is Accounting Standards Update ("ASU") 2014-09 related to revenue recognition. As discussed in Note 3. Revenue Recognition to the accompanying notes to the consolidated financial statements, ASU 2014-09 changed the way we recognize revenue and impacted the timing of revenue recognition. In February 2016, new guidance related to the accounting for leases was finalized. We will adopt the new guidance in the first quarter of 2019 and upon adoption will record a material increase in our assets and liabilities for the right-to-use assets and related liabilities. In addition, subjective judgments and estimates are often necessary in our accounting for investments, such as Napster. Changes to existing accounting rules or to our judgments and estimates underlying those rules could materially impact our reported operating results and financial condition.

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
We have adopted a shareholder rights plan, which was amended and restated in December 2008, amended in April 2016 and February 2018, and again amended and restated in December 2018. The plan provides that shares of our common stock have associated preferred stock purchase rights, the exercise of which would make the acquisition of RealNetworks by a third party more expensive to that party, having the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.
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
We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington (1)	73,000	August 2024, with an option to renew for two five-year periods
Eindhoven, Netherlands (2)	23,000	June 2022

(1)
As of December 31, 2018, we have reduced our use of the facility by 63%. The space which we no longer occupy is currently under sublease for all or a portion of the remaining lease term. For further information, please see Note 12. Lease Exit and Related Charges in this 10-K.

(2)	This facility is utilized only by our Games segment.
In addition, we lease smaller facilities in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We believe that our properties are in good condition, adequate and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 18. Commitments and Contingencies, in this 10-K.

Item 3.	Legal Proceedings
See Note 18. Commitments and Contingencies, in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The NASDAQ Stock Market under the symbol RNWK.
As of January 31, 2019, there were approximately 174 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
The declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. No cash dividends were paid in 2018 or 2017.

Comparison of 5 year cumulative total return to shareholders on RealNetworks, Inc., common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2013 and ended on December 31, 2018.

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2013, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$69,510	$78,718	$81,479	$92,448	$122,343
Cost of revenue	17,727	23,164	27,548	39,520	46,109
Extinguishment of liability	—	—	—	—	(10,580)
Gross profit	51,783	55,554	53,931	52,928	86,814
Operating expenses:
Research and development	30,789	29,710	29,923	43,626	52,765
Sales and marketing	21,140	22,953	31,608	48,231	66,926
General and administrative	20,706	20,996	27,415	24,549	34,001
Restructuring and other charges	1,873	2,526	1,489	5,279	4,992
Lease exit and related charges	(454)	—	2,239	2,501	880
Total operating expenses	74,054	76,185	92,674	124,186	159,564
Operating income (loss)	(22,271)	(20,631)	(38,743)	(71,258)	(72,750)
Other income (expense)	(516)	439	1,746	(13,494)	(1,382)
Income (loss) from continuing operations before income taxes	(22,787)	(20,192)	(36,997)	(84,752)	(74,132)
Income tax expense (benefit)	2,202	(2,778)	776	(1,290)	489
Net income (loss) from continuing operations	(24,989)	(17,414)	(37,773)	(83,462)	(74,621)
Net income (loss) from discontinued operations, net of tax	—	1,109	1,223	1,615	2,806
Net income (loss)	$(24,989)	$(16,305)	$(36,550)	$(81,847)	$(71,815)
Net income (loss) per share - diluted:
Continuing operations	(0.66)	(0.47)	(1.02)	(2.31)	(2.08)
Discontinued operations	—	0.03	0.03	0.05	0.08
Net income (loss) per share - diluted	$(0.66)	$(0.44)	$(0.99)	$(2.26)	$(2.00)
Shares used to compute diluted net income (loss) per share	37,582	37,163	36,781	36,165	35,947

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$35,585	$59,975	$77,052	$99,129	$161,706
Working capital	33,481	55,157	66,304	91,373	136,429
Total assets	80,319	121,496	130,437	161,343	250,299
Shareholders’ equity	56,840	79,173	88,581	120,683	197,198

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Games business, through the GameHouse and Zylom brands, derives revenue from product sales of mobile games, games licenses, games subscription services, player purchases of in-game virtual goods, and from advertising on games sites and social network sites.
We allocate to our reportable segments certain corporate expenses which are directly attributable to supporting our businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. These corporate items also include restructuring charges, lease exit and related charges, and stock compensation expense.
In 2018, our consolidated revenue declined by $9.2 million compared with 2017, due to decreases of $4.4 million in Consumer Media revenue, $3.7 million in Games revenue and $1.1 million in Mobile Services revenue. See below for further information regarding fluctuations by segment.
As discussed in Note 3. Revenue Recognition, as a result of our transition to Topic 606 effective January 1, 2018, for the year ended December 31, 2018, our net revenues were $1.6 million higher as compared to the revenues which would have been recognized under previous accounting guidance.
As of December 31, 2018, we had $35.6 million in unrestricted cash, cash equivalents, and short-term investments, compared to $60.0 million as of December 31, 2017. The 2018 decrease in cash, cash equivalents, and short-term investments from December 31, 2017 was due to our ongoing cash flows used in operating activities and to the April 2018 acquisition of a Netherlands-based game development studio, as discussed in Note 4. Acquisitions and Disposals.
In light of declines in revenue, we have continued to reduce costs and better align our operating expenses with our revenue profile through various restructuring actions, as described below in Consolidated Operating Expenses. These actions drove the $2.1 million decline in our operating expenses during 2018 compared to 2017.
See Note 17. Discontinued Operations for further information regarding the expiration of our contract with LOEN Entertainment, Co, LTD (LOEN) in 2017 and the reporting of this business as a discontinued operation. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition of our continuing operations.
See Note 22. Subsequent Event for further information regarding our January 18, 2019 acquisition of an additional 42% stake in Napster from our former joint venture partner.
Summary of Results
Consolidated results of operations were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Total revenue	$69,510	$78,718	$81,479	$(9,208)	(12)%	$(2,761)	(3)%
Cost of revenue	17,727	23,164	27,548	(5,437)	(23)%	(4,384)	(16)%
Gross profit	51,783	55,554	53,931	(3,771)	(7)%	1,623	3%

Gross margin	74%	71%	66%	3%		5%
Total operating expenses	74,054	76,185	92,674	(2,131)	(3)%	(16,489)	(18)%
Operating income (loss)	$(22,271)	$(20,631)	$(38,743)	$(1,640)	(8)%	$18,112	47%
2018 compared with 2017
Revenue decreased by $9.2 million, or 12%. The reduction in revenue resulted from declines of $4.4 million in our Consumer Media segment, $3.7 million in our Games segment and $1.1 million in our Mobile Services segment. For further detail regarding the changes, please see the discussions of segment revenues below. Gross margin increased to 74% from 71%, driven by margin increases in Games and Mobile Services. See below for further discussion around the fluctuations for each segment, including the impacts of our transition to Topic 606.
Operating expenses decreased by $2.1 million as compared to the prior year primarily due to a decrease of $0.9 million in salaries, benefits and professional service costs, $0.4 million in facilities and support services, and $0.2 million in marketing expense. Also contributing to the overall decrease were reduced restructuring costs of $0.7 million and a benefit of $0.5 million in lease exit and related charges, primarily due to the renegotiation of certain leases in the first quarter of 2018. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants we received from Napster and a $0.4 million release of previously accrued taxes.
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
Operating expenses decreased by $16.5 million as compared to the prior year as a result of our continuing cost reduction efforts. These efforts were the primary reason for reductions to salaries, benefits and professional services costs of $7.7 million, facilities costs of $4.6 million, marketing expense of $1.8 million and lower lease exit costs of $2.2 million. Further contributing to the decrease year over year was a benefit of $0.5 million relating to warrants received from Napster in the first quarter of 2017, which is discussed further in Note 6. Fair Value Measurements. These decreases were offset by an increase of $1.0 million in restructuring due to increased severance charges.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Total revenue	$18,168	$22,569	$25,051	$(4,401)	(20)%	$(2,482)	(10)%
Cost of revenue	3,858	4,460	7,074	(602)	(13)%	(2,614)	(37)%
Gross profit	14,310	18,109	17,977	(3,799)	(21)%	132	1%
Gross margin	79%	80%	72%	(1)%		8%
Total operating expenses	14,419	14,530	18,399	(111)	(1)%	(3,869)	(21)%
Operating income (loss)	$(109)	$3,579	$(422)	$(3,688)	NM	$4,001	NM
2018 compared with 2017
Total Consumer Media revenue decreased by $4.4 million, or 20% as compared to the prior year, due primarily to decreased software license revenues of $3.7 million, as well as a decrease in our subscription service revenues of $1.0 million. These decreases were offset in part by an increase in advertising and other revenues of $0.4 million.
Software License
For our software license revenues, the year-over-year decrease was related to declining shipments by our customers and the timing of contract renewals, which were offset in part by our transition to Topic 606 that accelerated the recognition of revenue by $1.5 million on certain codec technologies contracts during the year.

Subscription Services
For our subscription services revenues, the decrease of $1.0 million was primarily due continuing declines in our legacy subscriptions products.
Cost of revenue decreased by $0.6 million, or 13%. The decrease to cost of revenue was driven by lower bandwidth and other support costs of $0.6 million, reduced royalties $0.4 million and reduced third party customer service costs of $0.2 million. These decreases were partially offset by an increase of $0.7 million in salaries and benefits, and professional service costs.
Operating expenses decreased by $0.1 million compared to the prior year, due to a $0.4 million decrease in salaries, benefits and professional service costs offset by a $0.3 million increase in marketing expenses.
2017 compared with 2016
Total Consumer Media revenue in 2017 decreased by $2.5 million, or 10% as compared to the prior year. Of the decrease, $1.6 million was due to continuing declines in our subscription products, as well as a decrease of $0.6 million from licensing of our codec technologies due to timing of contract renewals.
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
Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Total revenue	$29,670	$30,752	$31,289	$(1,082)	(4)%	$(537)	(2)%
Cost of revenue	8,623	10,021	12,606	(1,398)	(14)%	(2,585)	(21)%
Gross profit	21,047	20,731	18,683	316	2%	2,048	11%
Gross margin	71%	67%	60%	4%		7%
Total operating expenses	28,066	27,970	34,439	96	—%	(6,469)	(19)%
Operating income (loss)	$(7,019)	$(7,239)	$(15,756)	$220	3%	$8,517	54%

2018 compared with 2017
Mobile Services revenue decreased by $1.1 million, or 4%, and was primarily driven by a decrease of $1.6 million to our subscription services revenue stream, offset by an increase of $0.5 million in our software license revenue stream.

Software license
For our software license revenues, the increase was primarily due to the recognition of $0.6 million in revenues generated by our integrated RealTimes products offered to mobile carriers due in part to our transition to Topic 606 in the first quarter of 2018.

Subscription service
For our subscription services, the $1.6 million decrease was primarily a result of a decrease of $1.4 million in our ringback tones business, driven partially by the recognition of $0.9 million in the first quarter of 2017 following the execution of a long-term contract with our partner in Brazil. Also contributing to the decrease was a $0.2 million reduction in our intercarrier messaging business.
Cost of revenue decreased by $1.4 million or 14% as compared to the prior year, due primarily to lower bandwidth cost of $0.8 million, third-party customer service of $0.2 million, and salaries, professional services fees and benefits of $0.4 million.

2017 compared with 2016
Mobile Services revenue decreased by $0.5 million, or 2%, which was driven by decreases of $0.6 million for system integrations for our carrier partners and $0.6 million in our intercarrier messaging service. These decreases were offset by increases of $0.4 million in our ringback tones business and $0.4 million from our RealTimes platform.
Gross margin improved by $2.0 million, or 7 percentage points, as compared to the prior year. The increase was due primarily to our cost reduction efforts, including reductions to salaries and infrastructure costs, as well as reduced bandwidth and customer service costs.
Operating expenses decreased by $6.5 million, due to a decrease in salaries and benefits of $3.8 million, reduced expenses for facilities and support services of $1.7 million and a reduction in marketing expense of $0.6 million.
Games
Games segment results of operations were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Total revenue	$21,672	$25,397	$25,139	$(3,725)	(15)%	$258	1%
Cost of revenue	6,123	8,710	7,919	(2,587)	(30)%	791	10%
Gross profit	15,549	16,687	17,220	(1,138)	(7)%	(533)	(3)%
Gross margin	72%	66%	68%	6%		(2)%
Total operating expenses	20,324	20,401	19,644	(77)	—%	757	4%
Operating income (loss)	$(4,775)	$(3,714)	$(2,424)	$(1,061)	(29)%	$(1,290)	(53)%
2018 compared with 2017
Games revenue decreased by $3.7 million, or 15% as compared to the prior year due to a decrease of $5.2 million in our product sales revenue stream, offset by an increase of $1.3 million in our advertising and other revenue stream.
Product sales
For our product sales, the decrease of $5.2 million was due primarily to timing of launches and specific games launched within our Original Stories portfolio. There were fewer games launched in 2018 compared to 2017, of which, our 2017 games experienced more comparative success than those titles released in 2018. Additionally in 2018, we launched our first free to play game which offers advertising within our games in lieu of purchasing the game. This model shifts the revenue from product sales to advertising.
Advertising and other
Our advertising and other revenues increased $1.3 million as compared to the prior year primarily as a result of new initiatives to offer in-game advertising within our mobile games and the launch of our first free to play game.
Cost of revenue decreased by $2.6 million, or 30%, as compared to the prior year. We recorded decreased publisher license and service royalties of $1.6 million and decreased app store fees of $1.1 million. These decreases were offset by an increase of $0.2 million in advertising costs. As a result of our April 2018 acquisition of a Netherlands-based game development studio described in Note 4. Acquisitions and Disposals, we no longer pay royalties for this studio; however, operating expenses relating to the ongoing operation of this studio have been incurred as noted in the following paragraph.

Operating expenses decreased by $0.1 million, as compared to the prior-year period, due to a decrease of $0.6 million in marketing expense offset by an increase of $0.5 million in people and professional service fees due to increased developer costs. As a result of our April 2018 acquisition of a Netherlands-based game development studio described in Note 4. Acquisitions and Disposals, operating expenses relating to the ongoing operation of this studio have been incurred.
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
Corporate

Corporate segment results of operations were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Cost of revenue	$(877)	$(27)	$(51)	$(850)	NM	$24	(47)%
Total operating expenses	11,245	13,284	20,192	(2,039)	(15)%	(6,908)	(34)%
Operating income (loss)	$(10,368)	$(13,257)	$(20,141)	$2,889	22%	$6,884	34%
2018 compared with 2017
Cost of revenue decreased by $0.9 million compared to the prior year due to the reversal of certain aged royalty liabilities relating to our legacy music business.
Operating expenses decreased by $2.0 million, or 15%. The decrease was primarily due to a decrease of $1.7 million in salaries, benefits, professional services and facilities costs due to our ongoing cost reduction efforts. Also contributing to the decrease were lower restructuring costs and a benefit in lease exit and related charges partially due to the renegotiation of certain leases, totaling $1.1 million. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants received from Napster and a $0.4 million release of previously accrued taxes.
2017 compared with 2016
Operating expenses decreased by $6.9 million, or 34%. The decrease was primarily due to a $4.6 million reduction in salary, benefit and professional service expenses, a reduction of $2.2 million in lease exit and related charges, as well as a benefit of $0.5 million relating to the warrant received from Napster in the first quarter of 2017, which is discussed further in Note 6. Fair Value Measurements, and lower expenses for facilities and support services as a result of our reduction of office space at our corporate headquarters and ongoing cost reduction efforts. These decreases were offset by an increase of $1.0 million relating to increased restructuring charges due to increased severance cost as compared to the prior year.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Research and development	$30,789	$29,710	$29,923	$1,079	4%	$(213)	(1)%
Sales and marketing	21,140	22,953	31,608	(1,813)	(8)%	(8,655)	(27)%
General and administrative	20,706	20,996	27,415	(290)	(1)%	(6,419)	(23)%
Restructuring and other charges	1,873	2,526	1,489	(653)	(26)%	1,037	70%
Lease exit and related charges	(454)	—	2,239	(454)	NM	(2,239)	NM
Total consolidated operating expenses	$74,054	$76,185	$92,674	$(2,131)	(3)%	$(16,489)	(18)%
Research and development expenses increased by $1.1 million, or 4%, in the year ended 2018 as compared to 2017 primarily due to an increase of $1.6 million in professional service expense, reflecting our continued efforts toward our growth initiatives and our April 2018 acquisition of a Netherlands based game development studio described in Note 4. Acquisitions and Disposals. There was also an increase of $0.3 million for facilities and support service costs. These increases were offset by a decrease in salaries and benefits of $0.8 million.

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
Sales and marketing expenses decreased by $1.8 million, or 8%, in the year ended 2018, compared with 2017. The decrease was due to reductions of $1.0 million in salaries, benefits and professional services fees, $0.4 million in facilities and support services costs, as well as a $0.3 million in marketing expenses.
Sales and marketing expenses decreased by $8.7 million, or 27%, in the year ended 2017, compared with 2016. The decrease was due to reductions of $5.7 million in salaries, benefits and professional services fees, a $1.9 million decrease in marketing expenses, as well as decreased facilities and support services costs of $1.1 million.
General and administrative expenses decreased by $0.3 million, or 1%, in the year ended 2018, compared with 2017. The decrease was primarily due to a reduction of $1.2 million in salaries, benefits and professional services fees, and a decrease of $0.3 million related to reduced facilities and support services costs. These decreases were offset by certain benefits recorded in the first quarter of 2017: $0.5 million relating to the warrants received from Napster and a $0.4 million release of previously accrued taxes.
General and administrative expenses decreased by $6.4 million, or 23%, in the year ended 2017, compared with 2016. The decrease was primarily due to a reduction of $3.4 million in salaries, benefits and professional services fees, a decrease of $1.8 million related to reduced facilities and support services costs, as well as the first quarter 2017 benefit of $0.5 million relating to warrants we received from Napster, which are discussed further in Note 6. Fair Value Measurements. Also contributing to the decrease was a benefit of $0.4 million in the first quarter of 2017 related to the release of previously accrued taxes.
Restructuring and other charges and Lease exit and related charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The restructuring expense amounts in all years primarily related to severance costs due to workforce reductions. For additional details on these charges see Note 11. Restructuring Charges and Note 12. Lease Exit and Related Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2018	2017	2016	2018-2017 Change	% Change	2017-2016 Change	% Change
Interest income, net	$344	$436	$449	$(92)	(21)%	$(13)	(3)%
Gain (loss) on investments, net	—	4,500	8,473	(4,500)	(100)%	(3,973)	NM
Equity in net loss of Napster	(757)	(3,991)	(6,533)	3,234	(81)%	2,542	(39)%
Other income (expense), net	(103)	(506)	(643)	403	(80)%	137	(21)%
Total other income (expense), net	$(516)	$439	$1,746	$(955)	218%	$(1,307)	75%
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
As described further in Note 5. Napster Joint Venture, we account for our investment in Napster under the equity method of accounting. The net carrying value of our investment in Napster is not necessarily indicative of the underlying fair value of our investment.
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
As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118 ("SAB 118"), we recorded a provisional tax benefit of $3.6 million related to the repeal of corporate AMT in the period ending December 31, 2017. As of December 31, 2018, the Company has completed its analysis on the income tax effects of the Tax Act and has made no adjustments to the provisional amounts recorded during the period ending December 31, 2017. A summary of certain elements of the Tax Act that the Company has completed the accounting under SAB 118 is discussed below.

•
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and liabilities, with a corresponding adjustment to the valuation allowance. The impact of the corporate tax rate change was not material and did not change from our provisional adjustments.

•
The Tax Act repeals corporate AMT for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018. The Company has approximately $3.6 million of AMT credit carryovers that are expected to be fully refunded by 2022. As there was a valuation allowance against the Company’s AMT credit deferred tax asset, the repeal of corporate AMT resulted in an income tax benefit for the year ended December 31, 2017. The impact of the repeal of corporate AMT did not change materially from our provisional adjustments.

•
The Tax Act provides for a one-time deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits (E&P) of certain foreign subsidiaries. To determine the amount of tax, the Company determined the amount of post-1986 E&P of relevant subsidiaries, which was estimated to be zero. There was no change to this estimate and the Company will not have transition tax.

•
The Tax Act creates a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (“the period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (“the deferred method”). We have selected the period cost method, and did not expect to have GILTI inclusion. There was no change to this estimate, and the Company does not have any GILTI inclusion of its foreign subsidiaries in the period ending December 31, 2018.

•
Prior to the Tax Act, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its foreign subsidiaries as it was the Company's intention for these tax basis differences to remain indefinitely reinvested. As a result of the Tax Act and other factors in the Company's strategic plan, the Company reevaluated its assertion and no longer intends to indefinitely reinvest substantially all of the Company's non-U.S. current and undistributed earnings in all foreign jurisdictions. As a result of this change, we have recorded deferred taxes of $1.0 million as of December 31, 2018 to reflect local country foreign withholding taxes associated with a future repatriation of such foreign earnings.

During the years ended December 31, 2018, 2017, and 2016, we recognized income tax expense of $2.2 million, income tax benefit of $2.8 million, and income tax expense of $0.8 million, respectively, related to U.S. and foreign income taxes.

The income tax expense for the year ended December 31, 2018 was largely the result of foreign withholdings taxes and an additional $1.0 million income tax expense for the accrued tax associated with future repatriations of foreign earnings that are no longer considered to be indefinitely reinvested. The tax benefit for the year ended December 31, 2017 was largely the result of a $3.6 million income tax benefit related to the repeal of corporate AMT under the Tax Act, offset by foreign withholding taxes and income taxes in foreign jurisdictions. The tax expense for the year ended December 31, 2016 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $137.2 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2018. The net increase in the valuation allowance since December 31, 2017 of $0.1 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.

We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2018, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.

Unrecognized tax benefits remained at $0.4 million as of December 31, 2018 and 2017. The unrecognized tax benefits are due to federal research and development tax credit carryforward risks. As of December 31, 2018, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash and investments (in thousands):

	December 31,
	2018	2017
Working capital	$33,481	$55,157
Cash, cash equivalents, and short-term investments	35,585	59,975
Restricted cash and investments	1,630	2,400
The decrease in 2018 working capital as compared to December 31, 2017, which includes cash, cash equivalents, and short term investments, was primarily due to our ongoing negative cash flow used in our operations of $19.2 million.
The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash provided by (used in) operating activities	$(19,221)	$(21,350)	$(24,328)
Cash provided by (used in) investing activities	3,798	36,818	11,362
Cash provided by (used in) financing activities	(62)	(117)	(345)
Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, as well as the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $2.1 million less in the year ended December 31, 2018 as compared to 2017. Cash used in operations was less due primarily to the net change in operating assets and liabilities during 2018 compared to 2017. In the current year, we used cash of $0.5 million to fund the net change in operating assets and liabilities while in 2017 the net change in operating assets and liabilities used $7.1 million. This improvement was offset in part by the higher operating loss in 2018 compared to 2017.
Cash used in operating activities was $3.0 million less in 2017 as compared to 2016. The decrease in cash used in operating activities was primarily due to a lower operating loss in 2017 as compared to 2016, driven mainly by our ongoing cost reduction efforts, as previously discussed. The effect of the reduced operating loss was offset in part by the net increase in operating assets and liabilities during 2017 as compared to 2016. In 2017 we used cash of $7.1 million to fund the net change in operating assets and liabilities, while in 2016 the net change in operating assets and liabilities used was $1.2 million.
For the year ended December 31, 2018, cash provided by investing activities of $3.8 million was due to sales and maturities of short-term investments totaling $8.8 million. The sales and maturities were offset by our purchase of a

Netherlands-based game development studio in the second quarter of 2018 for net cash consideration of $4.2 million and by purchases of equipment, software and leasehold improvements of $0.8 million.
For the year ended December 31, 2017, cash provided by investing activities of $36.8 million was due to sales and maturities, net of purchases, of short-term investments totaling $34.6 million, and cash proceeds from the 2015 sale of our Slingo and social casino games business of $4.5 million. These proceeds were offset in part by the advance paid to Napster of $1.5 million and purchases of equipment, software and leasehold improvements of $0.7 million.
For the year ended December 31, 2016, cash provided by investing activities of $11.4 million was due to sales and maturities, net of purchases, of short-term investments totaling $8.5 million, cash proceeds from the 2015 sale of our Slingo and social casino games business of $4.0 million, cash proceeds of $3.3 million from the sale of J-Stream, and cash proceeds from the sale of a domain name of $2.1 million. These proceeds were offset in part by the advance paid to Napster of $3.5 million and purchases of equipment, software and leasehold improvements of $2.4 million.
Financing activities for the year ended December 31, 2018 used cash totaling $0.1 million which was from $0.3 million for tax payments from shares withheld upon vesting of restricted stock offset in part by proceeds received from the issuance of common stock of $0.2 million.
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
While we currently have no planned significant capital expenditures for 2019 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in more detail in Note 22. Subsequent Event, we acquired a majority voting interest in Napster on January 18, 2019. We will fully consolidate Napster's financial results with ours beginning with our first quarter of 2019 financial statements. This will result in our consolidated balance sheet reflecting Napster's working capital deficit, which we expect will result in a consolidated working capital deficit. Except as noted in Note 5. Napster Joint Venture, however, RealNetworks has no contractual or implied legal obligation to guarantee or provide other such support related to Napster's third party borrowing or other liabilities.
We believe that our unrestricted current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. For Napster to meet its future liquidity needs, however, Napster will need additional financing to fund its operations and growth. RealNetworks has no contractual or implied legal obligation to provide funding or other financial support to Napster.
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

As of December 31, 2018, approximately $16.4 million of the $35.6 million of cash, cash equivalents, and short-term investments are held by our foreign subsidiaries outside the U.S. We have reevaluated our historical assertion that undistributed foreign earnings were indefinitely reinvested and for which deferred taxes were not provided. As a result of the enactment of the Tax Act and as of December 31, 2018, we are no longer indefinitely reinvesting substantially all of the

Company's foreign earnings outside of the U.S. As a result of this change, we have recorded deferred taxes of $1.0 million as of December 31, 2018 to reflect local country foreign withholding taxes associated with a future repatriation of such foreign earnings.

Contractual Obligations
Please refer to Note 18. Commitments and Contingencies, for details on our contractual obligations, which consist of operating leases for office facilities. For income tax liabilities for uncertain tax positions we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2018 we had $0.4 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements
We have operating lease obligations for office facility leases with future cash commitments that are not currently required under GAAP to be recorded on our consolidated balance sheet. Accordingly, these operating lease obligations constitute off-balance sheet arrangements. See Note 2. Recent Accounting Pronouncements for details on the new accounting guidance that beginning for our first quarter of 2019, will require us to record right of use assets and related liabilities for our operating lease obligations. In addition, since we do not maintain accruals associated with certain guarantees, as discussed in Note 19. Guarantees, those guarantee obligations also constitute off-balance sheet arrangements.

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
Revenue Recognition. We recognize revenue from contracts with customers as control of the promised good or service is transferred. Please refer to Note 3. Revenue Recognition for further details regarding our recognition policies.
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
Valuation of Equity Method Investments. We use the equity method of accounting for investments in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 5. Napster Joint Venture, and Note 22. Subsequent Event to the consolidated financial statements included in Item 8 of Part II of this 10-K, for additional information. We initially record our investment based on a fair value analysis of the investment.
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
Valuation of Definite-Lived Assets and Goodwill. Definite-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Definite-lived assets are amortized on a straight line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value.
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
The impairment analysis of definite-lived assets and goodwill is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived and goodwill assets could result in the need to perform an impairment analysis in future periods which could result in a material impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future cash flows and related fair values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, and definite-lived assets could result in a material charge to our earnings" under Item 1A Risk Factors.
Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred income tax expense and deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. We must make assumptions, judgments and estimates to determine the current and deferred provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could materially impact the amounts provided for income taxes in our consolidated financial statements.
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

As of December 31, 2018, approximately $16.4 million of the $35.6 million of cash, cash equivalents, and short-term investments are held by our foreign subsidiaries outside the U.S. We have reevaluated our historical assertion that undistributed foreign earnings were indefinitely reinvested and for which deferred taxes were not provided. As a result of the enactment of the Tax Act and as of December 31, 2018, we are no longer indefinitely reinvesting substantially all of the Company's foreign earnings outside of the U.S. As a result of this change, we have recorded deferred taxes of $1.0 million as of December 31, 2018 to reflect local country foreign withholding taxes associated with a future repatriation of such foreign earnings.

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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6. Fair Value Measurements for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended December 31, 2018. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2018, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2018, we had an investment in voting capital stock of a privately held technology company for business and strategic purposes. See Note 1. Description of Business and Summary of Significant Accounting Policies - Equity Method Investments, and Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates (Valuation of equity method investments) in this 10-K for details on our accounting treatment for this investment, including the analysis of other-than-temporary impairments.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euros, Chinese yuan, and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of December 31, 2018 would not result in a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,561	$51,196
Short-term investments	24	8,779
Trade accounts receivable, net of allowances	11,751	12,689
Deferred costs, current portion	331	426
Prepaid expenses and other current assets	5,911	3,715
Current assets of discontinued operations	—	17,456
Total current assets	53,578	94,261

Equipment and software	37,458	46,417
Leasehold improvements	3,292	3,536
Total equipment, software, and leasehold improvements	40,750	49,953
Less accumulated depreciation and amortization	37,996	46,093
Net equipment, software, and leasehold improvements	2,754	3,860
Restricted cash equivalents and investments	1,630	2,400
Other assets	3,997	5,588
Deferred costs, non-current portion	528	955
Deferred tax assets, net	851	1,047
Other intangible assets, net	26	325
Goodwill	16,955	13,060
Total assets	$80,319	$121,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,910	$3,785
Accrued and other current liabilities	11,312	12,365
Commitment to Napster	2,750	2,750
Deferred revenue, current portion	2,125	3,097
Current liabilities of discontinued operations	—	17,107
Total current liabilities	20,097	39,104
Deferred revenue, non-current portion	268	443
Deferred rent	986	982
Deferred tax liabilities	1,168	19
Other long-term liabilities	960	1,775
Total liabilities	23,479	42,323
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,728 shares in 2018 and 37,341 shares in 2017	37	37
Additional paid-in capital	641,930	638,727
Accumulated other comprehensive loss	(61,118)	(59,547)
Retained deficit	(524,009)	(500,044)
Total shareholders’ equity	56,840	79,173
Total liabilities and shareholders’ equity	$80,319	$121,496
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net revenue (A)	$69,510	$78,718	$81,479
Cost of revenue (B)	17,727	23,164	27,548
Gross profit	51,783	55,554	53,931
Operating expenses:
Research and development	30,789	29,710	29,923
Sales and marketing	21,140	22,953	31,608
General and administrative	20,706	20,996	27,415
Restructuring and other charges	1,873	2,526	1,489
Lease exit and related charges	(454)	—	2,239
Total operating expenses	74,054	76,185	92,674
Operating income (loss) from continuing operations	(22,271)	(20,631)	(38,743)
Other income (expenses):
Interest income, net	344	436	449
Gain (loss) on sale of equity and other investments, net	—	4,500	8,473
Equity in net loss of Napster investment	(757)	(3,991)	(6,533)
Other income (expense), net	(103)	(506)	(643)
Total other income (expenses), net	(516)	439	1,746
Income (loss) from continuing operations before income taxes	(22,787)	(20,192)	(36,997)
Income tax expense (benefit)	2,202	(2,778)	776
Net income (loss) from continuing operations	(24,989)	(17,414)	(37,773)
Net income (loss) from discontinued operations, net of tax	—	1,109	1,223
Net income (loss)	$(24,989)	$(16,305)	$(36,550)
Net income (loss) per share - Basic:
Continuing operations	(0.66)	(0.47)	(1.02)
Discontinued operations	—	0.03	0.03
Net income (loss) per share - Basic	$(0.66)	$(0.44)	$(0.99)
Net income (loss) per share - Diluted:
Continuing operations	(0.66)	(0.47)	(1.02)
Discontinued operations	—	0.03	0.03
Net income (loss) per share - Diluted	$(0.66)	$(0.44)	$(0.99)
Shares used to compute basic net income (loss) per share	37,582	37,163	36,781
Shares used to compute diluted net income (loss) per share	37,582	37,163	36,781
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$17	$8	$(1,303)
Foreign currency translation adjustments, net of reclassification adjustments	(1,588)	2,090	(862)
Total other comprehensive income (loss)	(1,571)	2,098	(2,165)
Net income (loss)	(24,989)	(16,305)	(36,550)
Comprehensive income (loss)	$(26,560)	$(14,207)	$(38,715)
(A) Components of net revenue:
License and product revenue	$22,602	$28,919	$27,846
Service revenue	46,908	49,799	53,633
	$69,510	$78,718	$81,479
(B) Components of cost of revenue:
License and product revenue	$6,109	$6,663	$6,062
Service revenue	11,618	16,501	21,486
	$17,727	$23,164	$27,548
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(24,989)	$(16,305)	$(36,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,135	2,936	7,057
Stock-based compensation	2,508	3,675	5,424
Equity in net loss of Napster	757	3,991	6,533
Lease exit and related charges	(454)	—	2,239
Deferred income taxes, net	1,170	(3,871)	130
Loss (gain) on investments, net	—	(4,500)	(8,473)
Realized translation loss (gain)	—	—	272
Fair value of warrants granted in 2015 and 2017, net of subsequent mark to market adjustments in 2018, 2017 and 2016	124	(216)	280
Net change in certain operating assets and liabilities:
Trade accounts receivable	17,971	(5,845)	(129)
Deferred costs, prepaid expenses and other assets	(377)	2,146	964
Accounts payable	(15,125)	(599)	1,571
Accrued and other liabilities	(2,941)	(2,762)	(3,646)
Net cash provided by (used in) operating activities	(19,221)	(21,350)	(24,328)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(765)	(734)	(2,438)
Proceeds from sale of equity and other investments	—	—	4,967
Purchases of short-term investments	—	(13,905)	(75,766)
Proceeds from sales and maturities of short-term investments	8,755	48,457	84,249
Acquisitions, net of cash acquired	(4,192)	—	(150)
Advance to Napster	—	(1,500)	(3,500)
Proceeds from the sale of Slingo and social casino business	—	4,500	4,000
Net cash provided by (used in) investing activities	3,798	36,818	11,362
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	199	239	535
Tax payments from shares withheld upon vesting of restricted stock	(261)	(356)	(880)
Net cash provided by (used in) financing activities	(62)	(117)	(345)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(920)	1,824	(473)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,405)	17,175	(13,784)
Cash, cash equivalents, and restricted cash, beginning of year	53,596	36,421	50,205
Cash, cash equivalents, and restricted cash, end of year	$37,191	$53,596	$36,421

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$308	$420	$534
Cash paid for income taxes	$1,198	$1,244	$2,072
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$10	$(86)	$26
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount

Balances, December 31, 2015	36,298	$36	$627,316	$(59,480)	$(447,189)	$120,683
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	1,203	1	(345)	—	—	(344)
Share of Napster equity transactions	—	—	1,533	—	—	1,533
Stock-based compensation	—	—	5,424	—	—	5,424
Other comprehensive income (loss)	—	—	—	(2,165)	—	(2,165)
Net income (loss)	—	—	—	—	(36,550)	(36,550)
Balances, December 31, 2016	37,501	$37	$633,928	$(61,645)	$(483,739)	$88,581
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	(160)	—	(117)	—	—	(117)
Share of Napster equity transactions	—	—	1,241	—	—	1,241
Stock-based compensation	—	—	3,675	—	—	3,675
Other comprehensive income (loss)	—	—	—	2,098	—	2,098
Net income (loss)	—	—	—	—	(16,305)	(16,305)
Balances, December 31, 2017	37,341	$37	$638,727	$(59,547)	$(500,044)	$79,173
Cumulative effect of revenue recognition accounting change	—	—	—	—	1,024	1,024
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	387	—	(62)	—	—	(62)
Share of Napster equity transactions	—	—	757	—	—	757
Stock-based compensation	—	—	2,508	—	—	2,508
Other comprehensive income (loss)	—	—	—	(1,571)	—	(1,571)
Net income (loss)	—	—	—	—	(24,989)	(24,989)
Balances, December 31, 2018	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2018, 2017 and 2016

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
In this Annual Report on Form 10-K for the year ended December 31, 2018 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent periods.
See Note 17. Discontinued Operations for further information regarding the expiration of our contract with LOEN Entertainment, Co, LTD (LOEN) in 2017 and the reporting of this business as a discontinued operation. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition of our continuing operations.
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
Cash and Cash Equivalents and Short-Term Investments. We consider all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.
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

Depreciation and amortization expense of these assets during the years ended December 31, 2018, 2017, and 2016 was $1.7 million, $2.3 million and $6.0 million, respectively.
Equity Method Investment.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. We record our percentage interest in the investee's recorded income or loss and changes in the investee's capital under this method, which will increase or decrease the reported value of our investment. See Note 5. Napster Joint Venture and Note 22. Subsequent Event for additional information.
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
Revenue Recognition.    We recognize revenue from contracts with customers as control of the promised good or service is transferred. Please refer to Note 3. Revenue Recognition for further details regarding our recognition policies.
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $4.3 million in 2018, $4.5 million in 2017 and $6.1 million in 2016.
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
Recently adopted accounting pronouncements
In May 2014, and subsequently updated and amended in 2015 and 2016, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance (Topic 606), which replaced most existing revenue recognition guidance in U.S. GAAP. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 3. Revenue Recognition for further details.
In November 2016, the FASB issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. We adopted this guidance on January 1, 2018, and retroactively applied the changes to the Statement of Cash Flows for all periods presented. As a result, we no longer classify changes in restricted cash within the investing section of our Statement of Cash flows, and instead include restricted cash with unrestricted cash as a combined total. The impact of the adoption did not have a material impact on the Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees will be required to present right-of-use assets and lease liabilities on the balance sheet. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for us on January 1, 2019, including interim periods within 2019. In July 2018 the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption. This is in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. We have elected to apply the new guidance at the beginning of 2019 and not retrospectively. We are finalizing our assessment of the impacts resulting from the new standard, including the impact on our internal controls. As a result of our evaluation, we have modified certain accounting policies and practices and updated certain existing controls. Adoption of the standard is expected to result in the recognition of material additional right-of-use assets and related lease liabilities for our operating leases. The new guidance is not expected to have a material impact on our consolidated statement of operations.
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
In June 2018, the FASB issued new guidance related to the measurement and classification for share-based awards to non-employees. The new guidance essentially aligns the measurement and classification for these awards with that for share-based awards to employees. The new guidance will be effective for us on January 1, 2019, including interim periods within 2019. We do not currently expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

Note 3.	Revenue Recognition

Adoption of New Revenue Standard
On January 1, 2018 we adopted the new revenue recognition standard by applying the modified retrospective approach to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods. Consistent with the modified retrospective approach under Topic 606, we also now report the components of net revenue and cost of revenue on the Consolidated Statement of Operations for reporting periods after January 1, 2018 with the same approach related to our disaggregation of revenue by source disclosure.
We recorded a net decrease to opening retained deficit of $1.0 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard, with the impact primarily related to licensing of our RealPlayer product and full recognition of non-recurring engineering fees which were previously deferred and amortized over the life of the contract. The net impact to revenues as a result of adopting the new standard was an increase of $1.6 million for the year ended December 31, 2018.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Year ended December 31, 2018
	Consumer Media	Mobile Services	Games
Business Line
Software License	$9,940	$2,838	$—
Subscription Services	4,895	26,832	11,141
Product Sales	1,177	—	8,647
Advertising and Other	2,156	—	1,884
Total	$18,168	$29,670	$21,672

The following table presents our disaggregated revenue by sales channel (in thousands):

	Year ended December 31, 2018
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$12,096	$29,081	$3,225
Direct to Consumer	6,072	589	18,447
Total	$18,168	$29,670	$21,672
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of December 31, 2018 our balance of long-term accounts receivable was $0.7 million, and is included in other long-term assets on our consolidated balance sheets. During the year ended December 31, 2018, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of December 31, 2018 we had a deferred revenue balance of $2.4 million, a decrease of $1.1 million from December 31, 2017. The decrease is due primarily to our transition to Topic 606, with $0.8 million recorded to retained earnings on January 1, 2018.
Significant Estimates
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the year ended December 31, 2018, we did not record any material true-ups to our consolidated financial statements.
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

Note 4.	Acquisitions and Disposals
As described in our 2016 10-K, on July 24, 2015, we entered into an agreement to sell the Slingo and social casino portion of our games business to Gaming Realms plc. Of the total transaction price of $18.0 million, $10.0 million was paid in cash at closing on August 10, 2015, $4.0 million was paid in cash in August 2016, and the remaining $4.0 million was paid in cash in December 2017, along with an additional $0.5 million payment related to an agreed-to extension of this final payment, which was originally due in August 2017. We recognized the gain related to both the 2016 and 2017 payments in Gain (loss) on sale of equity and other investments, net, on the statement of operations in 2016 and 2017.
On April 16, 2018 in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million. All tangible and intangible assets and liabilities recognized are reported within the Games segment. As a result of our purchase price allocation, we recorded $0.1 million of identifiable intangible assets relating to an existing customer contract. We also recorded goodwill of $4.4 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, primarily related to the assembled workforce and expected synergies in development of our Original Stories titles. The goodwill is not deductible for income tax purposes. We did not recognize significant revenue or loss before income taxes from this acquired business from the date of acquisition through December 31, 2018.

Note 5.	Napster Joint Venture

As of December 31, 2018 we owned approximately 42% of the issued and outstanding stock of Rhapsody International, Inc., doing business as Napster, and account for our investment using the equity method of accounting.
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
We recorded our share of losses of the Napster business of $0.8 million, $4.0 million, and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Because of the $10.0 million liquidation preference on the preferred stock we hold in Napster, under the equity method of accounting we did not record any share of Napster losses that would reduce the carrying value of our investment, which is impacted by Napster equity transactions, below $10.0 million, until Napster's book value was reduced below $10.0 million, which occurred in the first quarter of 2015. As of December 31, 2018, the carrying value of our Napster equity investment was zero, as we did not have any further commitment to provide future support to Napster, with the exception of the guaranty discussed below. Unless we commit to provide future financial support to Napster, we do not record any further share of Napster losses that would reduce our carrying value of Napster below zero; in accordance with GAAP, we currently track those suspended losses outside of our financial statements.
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
In November 2017, Napster entered into an amendment to its revolving credit facility. In conjunction with the amendment, both RealNetworks and Napster's other 42% owner entered into an arrangement to guarantee up to $2.75 million each of Napster's outstanding indebtedness on the credit facility. As a result of this guaranty, in December 2017, we recognized previously suspended Napster losses up to the full $2.75 million guaranty in our consolidated statement of operations and as a Commitment to Napster in our consolidated balance sheets. As of the date of this filing, RealNetworks has not been required to pay any amounts under the guaranty, nor did we purchase the other 42% owner's guaranty as a result of acquiring a majority voting interest in Napster, as further described in Note 22. Subsequent Event.
Summarized financial information for Napster, which represents 100% of their financial information, is as follows (in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Net revenue	$143,844	$172,391	$208,085
Gross profit	37,093	27,173	38,407
Operating income (loss)	16,137	(8,256)	(12,433)
Net income (loss)	10,327	(13,087)	(14,913)

	As of December 31, 2018	As of December 31, 2017
Current assets	$44,821	$43,028
Non-current assets	17,679	16,874
Current liabilities	111,332	119,826
Non-current liabilities	390	1,231

Note 6.	Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2018				December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$22,853	$—	$—	$22,853	$22,853
Money market funds	12,708	—	—	12,708	12,708
Total cash and cash equivalents	35,561	—	—	35,561	35,561
Short-term investments:
Corporate notes and bonds	—	24	—	24	24
Total short-term investments	—	24	—	24	24
Restricted cash equivalents and investments	—	1,630	—	1,630	1,630
Warrants issued by Napster (included in Other assets)	—	—	865	865	—
Total	$35,561	$1,654	$865	$38,080	$37,215

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2017				December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash	$31,065	$—	$—	$31,065	$31,065
Money market funds	20,131	—	—	20,131	20,131
Total cash and cash equivalents	51,196	—	—	51,196	51,196
Short-term investments:
Corporate notes and bonds	—	8,779	—	8,779	8,779
Total short-term investments	—	8,779	—	8,779	8,779
Restricted cash equivalents and investments	—	2,400	—	2,400	2,400
Warrant issued by Napster (included in Other assets)	—	—	989	989	—
Total	$51,196	$11,179	$989	$63,364	$62,375
Restricted cash equivalents and investments as of December 31, 2018 and 2017 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Realized gains and losses on sales of short-term investment securities for 2018, 2017, and 2016 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of December 31, 2018 and 2017 were not significant.
In February 2015, Napster issued warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. The warrants were issued as compensation for past services provided by RealNetworks and Napster's other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants was equal to the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%. On the date of issuance, we recognized and recorded the $1.2 million fair value of the warrant issued to RealNetworks within Other assets in the consolidated balance sheets, and as an expense reduction within General and administrative expense in the consolidated statements of operations. The warrants are free-standing derivatives and as such their fair value is determined each quarter using updated inputs in the Black-Scholes option-pricing model. At December 31, 2017, due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 3.25 years, resulting in a total expected term for the warrant of 8.25 years. During the year ended December 31, 2018 the decrease in the fair value of the warrants was approximately $0.1 million.

In February 2017, Napster issued additional warrants to purchase Napster common shares to both RealNetworks and Napster's other 42% owner. Consistent with the warrants issued in 2015, the 2017 warrants were issued as compensation for past services provided by RealNetworks and Napster's other 42% owner, and both warrants covered the same number of underlying shares, with a 10 year contractual term. The exercise price of the warrants exceeded the fair value of the underlying shares on the issuance date, and we used the Black-Scholes option-pricing model to calculate the fair value of the warrant, using an expected term of 5 years and expected volatility of 55%, resulting in a recognized fair value of $0.5 million in Other assets in the consolidated balance sheets, and as an expense reduction within General and administrative expense in the consolidated statements of operations. At December 31, 2017, due to the management change and strategic shift undertaken by Napster, we determined that a change to the expected term was necessary. As a result, we extended the expected term by 1 year, resulting in a total expected term for the warrant of 6 years. During the year ended December 31, 2018 the decrease in fair value of the warrants was insignificant.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). We did not record any impairments on those assets required to be measured at fair value on a non-recurring basis in 2018, 2017 or 2016.
See Note 12. Lease Exit and Related Charges, for a discussion of the losses related to reductions in the use of RealNetworks' office space, which were recorded at the estimated fair value of remaining lease obligations, less expected sub-lease income.

Note 7.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years ended December 31,
	2018	2017	2016
Balance, beginning of year	$725	$633	$765
Addition (reduction) to allowance	(224)	(14)	36
Amounts written off	—	—	(152)
Effects of foreign currency translation	(26)	106	(16)
Balance, end of year	$475	$725	$633
Activity in the allowance for sales returns (in thousands):

	Years ended December 31,
	2018	2017	2016
Balance, beginning of year	$212	$169	$158
Addition (reduction) to allowance	(126)	55	15
Amounts written off	—	(11)	(3)
Effects of foreign currency translation	(1)	(1)	(1)
Balance, end of year	$85	$212	$169
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$560	$937	$802
Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2018, with the customers accounting for 23%, 11% and 10% each. One customer accounted for 20% of our trade accounts receivable as of December 31, 2017.
One customer accounted for 11%, or $7.7 million, of consolidated revenue during the year ended December 31, 2018, in our Mobile Services segment.
One customer accounted for 10%, or $8.0 million, of consolidated revenue during the year ended December 31, 2017, which was reflected in our Mobile Services segment.
One customer accounted for 11%, or $9.1 million, of our consolidated revenue during the year ended December 31, 2016, in our Mobile Services segment.

Note 8.	Other Intangible Assets
Other intangible assets (in thousands):

	As of December 31,
	2018			2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$30,993	$30,993	$—	$32,286	$31,997	$289
Developed technology	24,446	24,446	—	25,177	25,177	—
Patents, trademarks and tradenames	3,765	3,765	—	3,932	3,896	36
Service contracts	5,538	5,512	26	5,576	5,576	—
Total	$64,742	$64,716	$26	$66,971	$66,646	$325

In conjunction with our acquisition of a Netherlands-based game development studio in the second quarter of 2018, we recorded $0.1 million in intangibles. Refer to Note 4. Acquisitions and Disposals for further details about the acquisition.

In the third quarter of 2016 we recognized a gain of $2.0 million, net of transaction costs, to Gain (loss) on sale of equity and other investments, net, as the result of a sale of a domain name with no book value to a third party.
Amortization expense related to other intangible assets during the years ended December 31, 2018, 2017, and 2016 was $0.4 million, $0.7 million, and $1.0 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

2019	26
Total	$26
No impairments of other intangible assets were recognized in 2018, 2017 or 2016.

Note 9.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2018	2017
Balance, beginning of year
Goodwill	$323,713	$323,510
Accumulated impairment losses	(310,653)	(310,653)
	13,060	12,857

Increases (decreases) due to current year acquisitions (disposals)	4,367	—
Effects of foreign currency translation	(472)	203
	3,895	203
Balance, end of year
Goodwill	327,608	323,713
Accumulated impairment losses	(310,653)	(310,653)
	$16,955	$13,060
On April 16, 2018 in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million. See Note 4. Acquisitions and Disposals, for details on this acquisition.

Goodwill by segment (in thousands):

	December 31,
	2018	2017
Consumer Media	$580	$580
Mobile Services	2,040	2,182
Games	14,335	10,298
Total goodwill	$16,955	$13,060
No impairments of goodwill were recorded in 2018, 2017, or 2016.

Note 10.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2018	December 31, 2017
Royalties and other fulfillment costs	$1,989	$2,965
Employee compensation, commissions and benefits	4,444	4,384
Sales, VAT and other taxes payable	785	1,782
Other	4,094	3,234
Total accrued and other current liabilities	$11,312	$12,365

Note 11.	Restructuring Charges
Restructuring and other charges in 2018, 2017 and 2016 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in all three years primarily relate to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the year ended December 31, 2018	$1,873
Costs incurred and charged to expense for the year ended December 31, 2017	$2,526
Costs incurred and charged to expense for the year ended December 31, 2016	$1,489
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2018, 2017 and 2016, (in thousands):

Employee Separation Costs
Accrued liability as of December 31, 2015	$1,404
Costs incurred and charged to expense for the year ended December 31, 2016	1,489
Cash payments	(2,684)
Accrued liability as of December 31, 2016	209
Costs incurred and charged to expense for the year ended December 31, 2017	2,526
Cash payments	(2,491)
Accrued liability as of December 31, 2017	244
Costs incurred and charged to expense for the year ended December 31, 2018	1,873
Cash payments	(1,362)
Accrued liability as of December 31, 2018	$755

Note 12.	Lease Exit and Related Charges
As a result of the reduction in use of RealNetworks' office space, lease exit and related charges have been recognized representing rent and contractual operating expenses over the remaining life of the leases, including estimates of sublease income expected to be received. In the first quarter of 2018, we renegotiated the lease for our Seattle headquarters, reducing our total leased space by 15% and recorded a reduction to our lease loss accrual to reflect our reduced future obligations.
We continue to regularly evaluate the market for office space. If the market for such space changes further in future periods, or if our contractual subleases change, we may have to revise our estimates which may result in future adjustments to expense for excess office facilities.
Changes to accrued lease exit and related charges are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Accrued loss, beginning of year	$2,058	$3,186	$2,595
Additions and adjustments to the lease loss accrual, including estimated sublease income	(454)	—	2,428
Less amounts paid, net of sublease income	(382)	(1,128)	(1,837)
Accrued loss, end of year	1,222	2,058	3,186
Less current portion (included in Accrued and other current liabilities)	(346)	(341)	(1,024)
Accrued loss, non-current portion (included in Other long term liabilities)	$876	$1,717	$2,162

Note 13.	Shareholders’ Equity
Accumulated Other Comprehensive Loss

Changes in components of accumulated other comprehensive loss (in thousands):

	Years Ended December 31,
	2018	2017	2016
Investments
Accumulated other comprehensive income (loss), beginning of period	$2	$(6)	$1,297
Unrealized gains (losses), net of tax effects of $18, $4, and $10	17	8	1,647
Reclassification adjustments for losses (gains) included in other income (expense), net of tax effects of $0, $0, and $0	—	—	(2,950)
Net current period other comprehensive income (loss)	17	8	(1,303)
Accumulated other comprehensive income (loss) balance, end of period	$19	$2	$(6)
Foreign currency translation
Accumulated other comprehensive loss, beginning of period	$(59,549)	$(61,639)	$(60,777)
Translation adjustments	(1,588)	2,090	(1,134)
Reclassification adjustments for losses (gains) included in other income (expense)	—	—	272
Net current period other comprehensive income (loss)	(1,588)	2,090	(862)
Accumulated other comprehensive loss balance, end of period	$(61,137)	$(59,549)	$(61,639)

Total accumulated other comprehensive loss, end of period	$(61,118)	$(59,547)	$(61,645)

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

Note 14.	Employee Stock and Benefit Plans
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
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2018 there were 3.2 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. Each stock option granted reduces and each stock option forfeited or canceled increases the shares available for future grant by a factor of one share. We also have an employee stock purchase plan, under which 0.2 million shares of common stock are authorized for future issuance as of December 31, 2018.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Total stock-based compensation expense	$2,508	$3,675	$5,424
The total stock-based compensation amounts disclosed above are recorded in the respective line items within operating expenses in the consolidated statement of operations. Included in the expense for 2018, 2017 and 2016 was stock compensation recorded for 2017, 2016 and 2015, respectively, incentive bonuses paid in fully vested restricted stock units which were authorized and granted in the first quarter of 2018, 2017 and 2016, respectively. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2018, 2017, or 2016. As of December 31, 2018, we had $3.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.4 years.
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
 The fair value of options granted, excluding the options related to the 2016 Exchange described below, used the following weighted average assumptions:

	Years ended December 31,
	2018	2017	2016
Expected dividend yield	—%	—%	—%

Risk-free interest rate	2.71%	1.99%	1.59%
Expected term (years)	4.3	5.3	5.1
Volatility	35%	36%	35%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2015	324	$5.94
Granted	832	3.75
Vested	(802)	3.83	$3,069
Forfeited/Canceled	(22)	5.61
Nonvested shares, December 31, 2016	332	$5.59
Granted	230	4.66
Vested	(347)	5.64	$1,957
Forfeited/Canceled	(23)	4.38
Nonvested shares, December 31, 2017	192	$4.53
Granted	943	2.56
Vested	(402)	3.18	$1,278
Forfeited/Canceled	(35)	4.69
Nonvested shares, December 31, 2018	698	$2.63

At December 31, 2018 the aggregate intrinsic value of restricted stock awards was $1.6 million and the weighted average remaining contractual term was approximately 1 year.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	5,517	$7.58
Options granted at common stock price	1,230	4.50	$1.51
Options cancelled as part of stock option exchange	(1,961)	8.11
Options granted as part of stock option exchange	1,961	4.73	$0.74
Options exercised	(90)	3.69
Options cancelled	(796)	8.81
Outstanding, December 31, 2016	5,861	$5.73
Options granted at common stock price	993	4.29	$1.51
Options exercised	(21)	3.51
Options cancelled	(757)	6.00
Outstanding, December 31, 2017	6,076	$5.47
Options granted at common stock price	2,339	3.17	$1.01
Options exercised	—	—
Options cancelled	(1,087)	6.68
Outstanding, December 31, 2018	7,328	$4.56
Exercisable, December 31, 2018	4,078	$5.35
Vested and expected to vest, December 31, 2018	6,260	$4.73

In 2016 and 2015 we granted 400,000 and 200,000 market-based stock options, which are included in the stock option tables above.
As of December 31, 2018, the weighted average remaining contractual life of the options was as follows: outstanding options 5.0 years; exercisable options 4.2 years; and vested and expected to vest options 4.8 years. As of December 31, 2018, there was no significant aggregate intrinsic value for our outstanding, exercisable or vested and expected to vest options.
The aggregate intrinsic value of stock options exercised in 2018 was zero, and for 2017 and 2016 was insignificant.
Employee Stock Purchase Plan.    Our Employee Stock Purchase Plan (ESPP) allows an eligible employee to purchase shares of our common stock at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods, subject to certain limitations. Under the ESPP, 79,200, 49,700 and 53,600 shares were purchased during the years ended December 31, 2018, 2017 and 2016, respectively.
Retirement Savings Plan.    We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. During the years ended December 31, 2018, 2017, and 2016, we matched 50% of the first three percent of participating employees’ contributions, and contributed $0.2 million, $0.3 million, and $0.3 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.
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

Note 15.	Income Taxes
Components of income (loss) before income taxes (in thousands):

	Years ended December 31,
	2018	2017	2016
United States operations	$(16,144)	$(15,731)	$(34,100)
Foreign operations	(6,643)	(4,461)	(2,897)
Income (loss) before income taxes	$(22,787)	$(20,192)	$(36,997)

Components of income tax expense (benefit) (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
United States federal	$612	$683	$712
State and local	53	42	59
Foreign	367	368	(125)
Total current	1,032	1,093	646
Deferred:
United States federal	338	(3,643)	3
State and local	—	2	1
Foreign	832	(230)	126

Total deferred	1,170	(3,871)	130
Total income tax expense (benefit)	$2,202	$(2,778)	$776
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 21% in 2018 and 35% in 2017 and 2016) due to the following (in thousands):

	Years ended December 31,
	2018	2017	2016
United States federal tax expense (benefit) at statutory rate	$(4,785)	$(7,067)	$(12,949)
State taxes, net of United States federal tax expense (benefit)	(694)	(273)	(533)
Change in valuation allowance	5,804	1,133	13,148
Non-deductible stock compensation	448	587	144
Impact of non-U.S. jurisdictional tax rate difference	(117)	603	335
Research and development tax credit	(12)	—	(338)
Increase (reversal) of unrecognized tax benefits	—	—	135
Basis difference in investment	159	1,397	538
Non-U.S. withholding tax	470	435	452
Change in indefinite reinvestment assertion	998	—	—
Other	(69)	407	(156)
Total income tax expense (benefit)	$2,202	$(2,778)	$776

 Net deferred tax assets, which are recorded at December 31, 2018 and December 31, 2017 using a 21% tax rate in the U.S. following the passage of the Tax Act, are comprised of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
United States federal net operating loss carryforwards	$62,983	$59,457
Deferred expenses	660	926
Research and development tax credit carryforwards	24,523	24,499
Net unrealized loss on investments	62	62
Accrued loss on excess office facilities	291	489
Stock-based compensation	2,603	2,738
State net operating loss carryforwards	11,971	13,746
Foreign net operating loss carryforwards	31,254	32,759
Deferred revenue	67	108
Equipment, software, and leasehold improvements	2,642	3,119
Intangibles	13	2
Net unrealized gains and basis differences on investments	1,193	1,188
Other	486	183
Gross deferred tax assets	138,748	139,276
Less valuation allowance	137,246	137,117
Gross deferred tax assets, net of valuation allowance	$1,502	$2,159
Deferred tax liabilities:
Other intangible assets	$(155)	$(62)
Undistributed foreign earnings	(1,001)	—
Other	(479)	(814)
Prepaid expenses	(184)	(254)
Gross deferred tax liabilities	(1,819)	(1,130)
Net deferred tax assets (liabilities)	$(317)	$1,029

In 2018, we continued to record a valuation allowance on the deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $0.1 million increase and a $39.2 million decrease during the years ended December 31, 2018 and 2017, respectively.
We maintain a valuation allowance of $137.2 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2018. The net increase in the valuation allowance since December 31, 2017 of $0.1 million was the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
RealNetworks' U.S. federal net operating loss carryforwards totaled $299.9 million and $283.1 million at December 31, 2018 and 2017, respectively. The increase is mainly due to the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2018 are from prior U.S. taxable losses and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards expire between 2024 and 2037.

In 2018, we finalized our evaluation of the current and future impacts of the Tax Act. There have been no changes to the estimates the Company provisionally recorded in 2017 in accordance with SAB 118. The primary impact of the Tax Act was the elimination of the corporate AMT for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018. The Company's $3.6 million of AMT credit carryovers are expected to be fully refunded by 2022. A $3.6 million benefit was recognized in 2017 as a result of this change.
Income tax receivables were $3.6 million at December 31, 2018 and 2017. $1.8 million of the $3.6 million is refundable in 2019 and has been recorded in our current tax receivable. The remaining $1.8 million remains in other long term assets.

We have concluded that we will not owe U.S. taxes on previously untaxed accumulated and current E&P of certain foreign subsidiaries. This conclusion is based on our history of negative E&P generated by our foreign subsidiaries. We have also concluded that we will not owe U.S. taxes on global intangible low-taxed income earned by controlled foreign corporations. In 2018, RealNetworks’ controlled foreign corporations had more tested loss than tested income; therefore, the Company did not have any deemed intangible income inclusion under the global intangible low-taxed income regime.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $24.5 million at December 31, 2018 and 2017. The research and development credit carryforwards expire between 2020 and 2038.
Unrecognized tax benefits were $0.4 million as of December 31, 2018 and 2017. The unrecognized tax benefits are due to federal research and development tax credit carryforward risks. As of December 31, 2018, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2018, and 2017 we have no accrued interest or penalties related to uncertain tax positions.

Prior to the Tax Act, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its foreign subsidiaries as it was the Company's intention for these tax basis differences to remain indefinitely reinvested. As a result of the Tax Act and other factors in the Company's strategic plan, the Company reevaluated its assertion and no longer intends to indefinitely reinvest substantially all of the Company's foreign earnings outside of the U.S. As a result of this change, we have recorded deferred taxes of $1.0 million as of December 31, 2018 to reflect local country foreign withholding taxes associated with a future repatriation of such foreign earnings.
Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years ended December 31,
	2018	2017	2016
Balance, beginning of year	$358	$493	$320
Increases related to prior year tax positions	8	—	38
Decreases related to prior year tax positions	—	(135)	—
Increases related to current year tax positions	8	—	135
Balance, end of year	$374	$358	$493

Note 16.	Earnings (Loss) Per Share
Basic and diluted net income (loss) per share (EPS) (in thousands, except per share data):

Years ended December 31,

	2018	2017	2016
Net income (loss) from continuing operations	$(24,989)	$(17,414)	$(37,773)
Weighted average common shares outstanding used to compute basic EPS	37,582	37,163	36,781
Dilutive effect of stock based awards	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,582	37,163	36,781
Basic EPS from continuing operations	$(0.66)	$(0.47)	$(1.02)
Diluted EPS from continuing operations	$(0.66)	$(0.47)	$(1.02)
Approximately 6.5 million, 5.3 million, and 4.8 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2018, 2017, and 2016, respectively, because of their antidilutive effect.

Note 17.	Discontinued Operations

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

The following table summarizes the results of operations, which were recorded in our Mobile Services segment, relating to the discontinued operation (in thousands):

	Years ended December 31,
	2018	2017	2016
Net revenue	$—	$46,034	$38,989
Cost of revenue	—	44,612	37,420
Gross profit	—	1,422	1,569
Income taxes	—	313	346
Income from discontinued operations, net of tax	$—	$1,109	$1,223

The following table summarizes the carrying amounts of major classes of assets and liabilities of the discontinued operation (in thousands). These assets and liabilities relate to final settlements of prior year activity between various parties. These balances were fully settled prior to the end of the second quarter of 2018.

	December 31, 2018	December 31, 2017
Trade accounts receivable, net	$—	$17,456
Total current assets of discontinued operations	—	17,456

Accounts payable	$—	$15,836
Accrued and other current liabilities	—	1,271
Total current liabilities of discontinued operations	$—	$17,107

The cash flows related to the discontinued operation have not been segregated, and are included in the Consolidated Statements of Cash Flows. For all periods presented, depreciation and amortization, capital expenditures and significant operating non-cash items from the discontinued operation were not material.

Note 18.	Commitments and Contingencies

Commitments.    We have commitments for future payments related to office facilities leases. We lease office facilities under various operating leases expiring through 2024. Future minimum payments as of December 31, 2018 are as follows (in thousands):

Office Leases
2019	$3,744
2020	3,049
2021	2,722
2022	2,424
2023	2,348
Thereafter	1,634
Total minimum payments (a)	$15,921
(a) Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $6.2 million; minimum payments also have not been reduced by sublease rentals of $6.0 million due in the future under noncancelable subleases.
Rent expense during the years ended December 31, 2018, 2017, and 2016, was $2.8 million, $3.0 million, and $4.2 million, respectively.
As discussed in Note 5. Napster Joint Venture, in late 2017, we entered into an arrangement whereby we may be required to guarantee up to $2.75 million of Napster's outstanding indebtedness on their revolving credit facility. As of the date of this filing, we have not been required to pay any portion of this commitment. For additional details, refer to Note 22. Subsequent Event.
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

Note 19.	Guarantees
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

Note 20.	Segment Information
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services and our integrated RealTimes® platform which is sold to mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of mobile games and games licenses, online games subscription services, in-game virtual goods, and advertising on games sites and social network sites.

We allocate to our reportable segments certain corporate expenses which are directly attributable to supporting the businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting the business, are reported as corporate items. These corporate items also include restructuring charges, lease exit and related charges, and stock compensation charges.
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
Segment results for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):
Consumer Media

	2018	2017	2016
Revenue	$18,168	$22,569	$25,051
Cost of revenue	3,858	4,460	7,074
Gross profit	14,310	18,109	17,977
Operating expenses	14,419	14,530	18,399
Operating income (loss)	$(109)	$3,579	$(422)
Mobile Services

	2018	2017	2016
Revenue	$29,670	$30,752	$31,289
Cost of revenue	8,623	10,021	12,606
Gross profit	21,047	20,731	18,683
Operating expenses	28,066	27,970	34,439
Operating income (loss)	$(7,019)	$(7,239)	$(15,756)

Games

	2018	2017	2016
Revenue	$21,672	$25,397	$25,139
Cost of revenue	6,123	8,710	7,919
Gross profit	15,549	16,687	17,220
Operating expenses	20,324	20,401	19,644
Operating income (loss)	$(4,775)	$(3,714)	$(2,424)

 Corporate

	2018	2017	2016
Cost of revenue	$(877)	$(27)	$(51)
Operating expenses	11,245	13,284	20,192
Operating income (loss)	$(10,368)	$(13,257)	$(20,141)
Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$35,803	$40,832	$41,505
Europe	12,144	12,973	13,700
Rest of the World	21,563	24,913	26,274

Total	$69,510	$78,718	$81,479
Long-lived assets (consists of equipment, software, leasehold improvements, other intangible assets, and goodwill) by geographic region (in thousands):

	December 31,
	2018	2017
United States	$11,823	$12,236
Europe	6,761	3,437
Rest of the World	1,151	1,572
Total long-lived assets	$19,735	$17,245

Note 21.	Related Party Transactions
See Note 5. Napster Joint Venture, Note 6. Fair Value Measurements and Note 22. Subsequent Event for details on transactions involving Napster.

Note 22.	Subsequent Event
On January 18, 2019, RealNetworks acquired an additional 42% interest in Napster from its former joint venture partner resulting in our now having a majority voting interest, owning 84% of Napster's outstanding equity. We also now have the right to nominate directors constituting a majority of the Napster board of directors. Napster will continue to operate as an independent business, however, with its own board of directors, strategy and leadership team. Although we have no legal obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has a majority voting interest in Napster’s business and will consolidate Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition.
The terms of the transaction include initial cash consideration of $1.0 million, $0.2 million of which was paid at closing and the remainder of which will be paid no later than April 25, 2019, which will be funded with our existing cash balances. During the five years following the acquisition, RealNetworks will pay the lesser of (a) an additional $14.0 million to seller, (paid ratably over such five-year period), or (b) if RealNetworks sells the interest to a third party for less than $15.0 million, the actual amount received by RealNetworks, minus the $1.0 million initial payment. Moreover, in the event that RealNetworks sells such equity interest for consideration in excess of $15.0 million, then RealNetworks will pay seller additional consideration, which shall in no event exceed an additional $25.0 million. In order for seller to receive the full $40.0 million, the proceeds from the sale of Napster received by RealNetworks for the 42% equity interest acquired would have to exceed $60.0 million. Due to the limited time since the closing of the transaction, the initial accounting for this acquisition is still in process. The remaining disclosures required under ASC 805 will be provided upon finalization of our preliminary purchase accounting in the first quarter of 2019.
We will fully consolidate Napster's financial results with ours from the date we obtained control and record and present the 16% of Napster that we do not own as a noncontrolling interest. We will record 100% of the fair value of the assets acquired and liabilities assumed as of January 18, 2019, and, as part of this consolidation, the carrying value of our existing 42% equity method investment will be stepped-up to fair value. The step-up to fair value of the existing historical 42% ownership interest is expected to result in our recording of a material gain in the first quarter of 2019. Our consolidated balance sheet will reflect Napster's working capital deficit, which we expect will result in a consolidated working capital deficit. RealNetworks does not have any contractual or implied obligation to provide funding or other financial support to Napster or to guarantee or provide other such support related to Napster's third party borrowing or Napster's other obligations, except as noted in Note 5. Napster Joint Venture.
Through the date of this filing, we have incurred approximately $0.7 million in acquisition-related costs, including regulatory, legal, and other advisory fees, which we have recorded within general and administrative expenses during the respective fiscal periods in which they were incurred.

Note 23.	Quarterly Information (Unaudited)
The following table summarizes the unaudited statement of operations for each quarter of 2018 and 2017 (in thousands, except per share data):

	Total	Dec. 31 (2)	Sept. 30	June 30	Mar. 31
2018
Net revenue	$69,510	$16,557	$17,579	$15,724	$19,650
Gross profit	51,783	12,830	13,340	11,099	14,514
Operating (loss) income	(22,271)	(5,556)	(4,928)	(6,833)	(4,954)
Net income (loss)	(24,989)	(6,904)	(5,977)	(6,930)	(5,178)
Basic net income (loss) per share (1):
Net income (loss) per share - basic	(0.66)	(0.18)	(0.16)	(0.18)	(0.14)
Diluted net income (loss) per share (1):
Net income (loss) per share - diluted	(0.66)	(0.18)	(0.16)	(0.18)	(0.14)
2017
Net revenue	$78,718	$18,865	$18,557	$21,605	$19,691
Gross profit	55,554	13,900	13,214	15,318	13,122
Operating (loss) income	(20,631)	(4,757)	(4,459)	(3,166)	(8,249)
Net income (loss) from continuing operations	(17,414)	447	(4,532)	(3,779)	(9,550)
Net income (loss) from discontinued operations	1,109	392	198	393	126
Net income (loss)	(16,305)	839	(4,334)	(3,386)	(9,424)
Basic net income (loss) per share (1):
Continuing operations	(0.47)	0.01	(0.12)	(0.10)	(0.26)
Discontinued operations	0.03	0.01	—	0.01	0.01
Net income (loss) per share - basic	(0.44)	0.02	(0.12)	(0.09)	(0.25)
Diluted net income (loss) per share (1):
Continuing operations	(0.47)	0.01	(0.12)	(0.10)	(0.26)
Discontinued operations	0.03	0.01	—	0.01	0.01
Net income (loss) per share - diluted	(0.44)	0.02	(0.12)	(0.09)	(0.25)

(1)	The sum of the quarterly net income per share amounts will not necessarily equal net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)	Included in fourth quarter 2017 net income was a $4.5 million pretax gain related to the 2015 sale of Slingo, described in Note 4. Acquisitions and Disposals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
RealNetworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.
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

/s/ KPMG LLP
We have served as the Company's auditor since 1994.

Seattle, Washington
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
RealNetworks, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited RealNetworks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 8, 2019

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2018, RealNetworks maintained effective internal control over financial reporting.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This attestation is included within Item 8.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2019 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2019 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2019 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.
Equity Compensation Plans
As of December 31, 2018, we had awards outstanding under four equity compensation plans. These plans, which have all been approved by our shareholders, include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP).
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
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	8,026	$4.56	3,196	(1)(2)
Equity compensation plans not approved by security holders	—	-	—
Total	8,026	$4.56	3,196	(3)

(1)
On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 0.2 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

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

(3)
The total securities in column (a) include 7,328 stock options and 698 restricted stock units and awards. The weighted average exercise prices in columns (b) relate to the stock options only; restricted stock units and awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2019 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2019 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows — Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 8, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 8, 2019.

Signature	Title

/s/ ______ROBERT GLASER________ Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ _______CARY BAKER_________ Cary Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ _______BRUCE A. JAFFE________ Bruce A. Jaffe	Director

/s/ __CHRISTOPHER R. JONES______ Christopher R. Jones	Director

/s/ _______DAWN G. LEPORE_______ Dawn G. Lepore	Director

/s/ _______JANICE ROBERTS_______ Janice Roberts	Director

/s/ ______MICHAEL B. SLADE______ Michael B. Slade	Director

/s/ ____DOMINIQUE TREMPONT____ Dominique Trempont	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2	s	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	000-23137	2.1	01/30/12
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Second Amended and Restated Shareholder Rights Plan dated as of November 30, 2018 by and between RealNetworks, Inc. and Computershare Inc., including the form of Certificate of Designation, the form of Rights Certificate, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.	8-K	001-37745	4.1	11/30/18
10.1		Shareholder Rights Plan Exception Agreement, dated as of April 15, 2016, between RealNetworks, Inc. and Ariel Investments, LLC	8-K	000-23137	10.1	04/15/16
10.2	†	RealNetworks, Inc. 1995 Stock Option Plan	S-8	333-63333	99.1	09/14/98
10.3	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on September 19, 2016	10-K	001-37745	10.3	02/27/17
10.4	†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001	10-Q	000-23137	10.2	08/13/01
10.5	†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (effective December 17, 2009)	8-K	000-23137	10.2	12/21/09
10.6	†	Amendment No. 2 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (effective September 19, 2016)	10-K	001-37745	10.6	02/27/17
10.7	†	RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.2	07/25/02
10.8	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.9	†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated	10-Q	000-23137	10.2	11/14/02
10.10	†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan	10-Q	000-23137	10.3	11/14/02
10.11	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.12	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.13	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective September 19, 2016	10-K	001-37745	10.13	02/27/17
10.14	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.15	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13
10.17		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13
10.18	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.19		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.20		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.21	†	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser	10-Q	000-23137	10.2	11/06/14
10.22	†	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini	10-Q	000-23137	10.1	05/08/13
10.23	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.24	†	Offer Letter dated March 29, 2017 between RealNetworks, Inc. and Cary Baker	10-Q	001-37745	10.1	05/04/17
10.25	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.26	†	Form of MBO Plan Document under the RealNetworks, Inc. 2016 Executive Compensation Program	8-K	000-23137	10.1	05/03/16
10.27	†	Form of MBO Plan Document under the RealNetworks, Inc. 2017 Executive Compensation Program	8-K	001-37745	10.1	04/13/17
10.28		Form of MBO Plan Document under the RealNetworks, Inc. 2018 Executive Compensation Program	8-K	001-37745	10.1	04/27/18
10.29	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.30	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.31		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.32	s	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation	8-K/A	000-23137	10.1	04/11/12
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
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