Form 10-K/A
REALNETWORKS INC
filed 2019-04-30
CIK 1046327

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

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 8, 2019, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2019 annual meeting of shareholders. Our 2019 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 1, 2019. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	57	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	54	Director (1)	3	2015
Christopher R. Jones	49	Director (1)	1	2016
Dawn G. Lepore	65	Director (2, 3*)	1	2013
Janice Roberts	63	Director (2*, 3)	2	2010
Michael B. Slade	61	Director	2	2011
Dominique Trempont	64	Lead Independent Director (1*, 2)	1	2010

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Christopher R. Jones
Mr. Jones serves as the SVP of Product for Amperity, Inc., a privately held company providing the world’s first intelligent customer data platform. Prior to joining Amperity, Mr. Jones spent over 25 years at Microsoft Corporation in leadership roles in product management and product development. As Engineering Director for Microsoft, a position he held from October 2015 to May 2018, he co-created Microsoft Healthcare NExT, an incubator which aims to accelerate healthcare innovation through artificial intelligence and cloud computing. From February 2000 to October 2015, he served as a Corporate Vice President in various business divisions at Microsoft, including OneDrive & SharePoint, Windows Services, and Windows, where he led the engineering teams for several Microsoft products, such as OneDrive and OneDrive for Business, SharePoint Online and SharePoint Server, Outlook.com and other consumer services, and Windows XP. Mr. Jones joined Microsoft in August 1991. Mr. Jones currently serves on the Board of Trustees of The Bush School. Mr. Jones holds a B.S. degree in mathematical and computational sciences from Stanford University.
Senior leadership experience Extensive experience in software engineering and development

Dawn G. Lepore
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Ms. Lepore previously served on the boards of directors of Quotient Technology Inc. from February 2012 to November 2017, AOL Inc. from October 2012 until its sale to Verizon Communications Inc. in July 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. She also currently serves, and in the past has served, on the boards of several privately held companies. Ms. Lepore holds a B.A. degree from Smith College.

Senior executive leadership and business strategy experience

Executive-level experience with technology companies

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public and private companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Dominique Trempont
Mr. Trempont has served, since February 2011, as a director of Daily Mail and General Trust plc, a producer of media content, information analytics and events for businesses and consumers. Mr. Trempont has also served, from July 2008 till June 2017, as a director of Energy Recovery, Inc., a manufacturer of energy efficient recovery devices that enable the economic transformation of sea water into drinkable water and recover the energy contained in industrial flows in oil, gas and fracking applications; he served as Chair of the Audit Committee of Energy Recovery, Inc. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010; he served as Chair of the Audit Committee of 3Com. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a B2B cloud-based, automated technical support company focused on artificial intelligence powered self-service, peer-to-peer and call center enablement, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card and mobile apps company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont currently serves as a director of privately held on24, Inc., a cloud provider of marketing automation solutions, and Airspan Networks, Inc., a leading vendor of LTE small cells and backhaul technology. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

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
Class 2 Directors
Janice Roberts
Janice M Roberts has served as a director since August 2010. Ms Roberts is an experienced global technology executive and venture capitalist based in Silicon Valley. She serves as a Partner on the investment team of Benhamou Global Ventures, a venture capital firm where she invests in early stage, “cross border” companies including enterprise SaaS, AI powered platforms, collaboration and Internet of Things solutions. From 2000 to 2013, Ms. Roberts served as Managing Director of Mayfield Fund where she continued as a venture advisor until 2014.. From 1992 to 2000, Ms. Roberts was employed by 3Com Corporation, a networking equipment company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures and Senior Vice President Global Marketing and Business Development. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was Managing Director and President of BICC Data Networks Ltd., a networking equipment company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of publicly traded companies: Zebra Technologies, an industry leader in enterprise asset intelligence providing solutions and services for real-time visibility of operations, since October 2013; Zynga, Inc., a leading developer of popular social and mobile games, since February 2017; and NETGEAR, Inc., a global provider of networking devices that power today’s smart home and small businesses, since February 2019. She served as a director of publicly traded ARM Holdings, Plc, a leading semiconductor IP company for mobile and consumer devices, from June 2011 until its acquisition by SoftBank Group Corporation in September 2016. Ms. Roberts serves as Co-Chair of GBx Global, an organization supporting entrepreneurship and technology businesses spanning the U.K. and U.S. She also sits on the advisory board of Illuminate Ventures. Ms. Roberts holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.

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
Class 3 Directors
Bruce A. Jaffe
Mr. Jaffe is a consultant and investor with Three Point Group, LLC, which he founded in 2008 and which focuses on early stage and growth technology companies. Mr. Jaffe previously served as President and Chief Executive Officer of Donuts Inc., an early stage, privately held operator of top-level domain names, from January 2017 through November 2018 following its sale to a private equity firm. Mr. Jaffe served as Chief Financial Officer and EVP Corporate Development of Glam Media, a privately held media company, from May 2010 to December 2011. From June 1995 through February 2008, Mr. Jaffe held various positions at Microsoft Corporation, most recently serving as its Corporate Vice President, Corporate Development, where he managed M&A and strategic transactions. Mr. Jaffe serves as a director of several privately held companies. Mr. Jaffe holds a B.S. degree from UC Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

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

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current executive officers as of April 1, 2019 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Cary L. Baker	43	Senior Vice President, Chief Financial Officer and Treasurer
Michael M. Parham	55	Senior Vice President, General Counsel and Corporate Secretary
Massimiliano Pellegrini	51	President, RealNetworks

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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2018, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2018 annual meeting of RealNetworks shareholders filed with the SEC on August 22, 2018.
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
EXECUTIVE SUMMARY FOR 2018
Overview. 2018 was a solid year strategically for RealNetworks. Although financial goals were not achieved, we made progress on key growth initiatives, while enhancing margins and reducing operating expenses compared to the prior year. As management rigorously evaluated our products and services throughout 2018, the most promising growth initiatives were identified and the company ended the year poised for the commercialization of these key initiatives. As in prior years, management continues to focus on achieving meaningful growth and profitability. Chairman and Chief Executive Officer, Rob Glaser drove the company's efforts, together with a strong senior leadership team comprised of Max Pellegrini, who was named President of RealNetworks in February 2018, Cary Baker, Chief Financial Officer, and Michael Parham, General Counsel.
In January 2019, we announced the acquisition of an additional 42% interest in Rhapsody International, Inc., operating under the Napster brand, bringing our aggregate ownership interest to 84%. Going forward, although Napster will continue to operate as an independent business, its financial results will be reported on a consolidated basis in the RealNetworks financial statements as of January 19, 2019. Bill Patrizio, formerly RealNetworks' President of Consumer Media business, was named President and Chief Executive Officer of Napster in March 2018. Although not serving as an executive officer of RealNetworks at the end of fiscal year 2018, Mr. Patrizio is deemed a named executive officer of ours for 2018 pursuant to Item 402(a)(3)(iv) of Regulation S-K and, therefore, his 2018 RealNetworks compensation is reported in this Compensation Disclosure and Analysis and related tables. Mr. Patrizio's 2018 Napster compensation is not reported herein as Napster, although an affiliate of ours, was an independent company of which RealNetworks held a 42% noncontrolling interest throughout 2018.
Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. In general, the compensation provided to our named executive officers in 2018 was consistent with compensation in prior years. Nevertheless, as reported in the Summary Compensation Table that follows this Compensation Discussion and Analysis, all of the company's officers have 2018 total compensation that is lower than the total compensation reported for 2017, except for Mr. Pellegrini due to the grant date fair value of an equity award granted in connection with his February 2018 promotion; the value of that equity award is not available to Mr. Pellegrini, however, unless and until the award vests and the market price of our stock increases above the grant date closing price. Further, the total compensation value provided to all of the named executive officers, again as reported in the Summary Compensation Table, was below the median value provided by peer group companies.
Financial Results. Our top-line financial results for 2018 were below expectations, although momentum towards strategic goals continues, and operating expenses for 2018 improved from the prior year, consistent with recent trends. Overall, our financial results reflect efforts to advance key growth initiatives, enhance profitability, and improve cost structure. Consolidated revenue decreased by 12% from 2017 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP, which excludes revenue from discontinued operations. Operating expenses declined 3% over the prior year, and net loss from continuing operations increased from a loss of $17.4 million in 2017 to a loss of $25.0 million in 2018. Adjusted EBITDA increased from a loss of $12.0 million in 2017 to a loss of $16.3 million in 2018, as management evaluated our most promising initiatives and focused on partnership opportunities and optimal sales channels, and improved overall efficiencies. Adjusted EBITDA for 2018 consisted of GAAP net income (loss), excluding interest income (loss), income tax expense, gain on investments, equity in net loss of Napster, depreciation and amortization, acquisitions-related intangible asset amortization, stock-based compensation, restructuring and other charges, and lease exit and related charges.
Our incentive bonus program for 2018, which was primarily based on achievement against target revenue and contribution margin goals, paid out at a lower level than 2017 due to actual 2018 financial results, which missed our goals.
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth and strategic initiatives.
Our named executive officers for 2018 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

Cary Baker	SVP, Chief Financial Officer and Treasurer

Michael Parham	SVP, General Counsel and Corporate Secretary

Massimiliano Pellegrini	President, RealNetworks

William Patrizio	Former President, Consumer Media of RealNetworks (until March 1, 2018)
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2018, all of our named executive officers participated in the Executive Bonus Plan, except Mr. Patrizio as he left the company in March 2018 upon becoming President and Chief Executive Officer of Napster. Moreover, in a continuing effort to more closely align the interests of executives and shareholders and to conserve cash, the Compensation Committee determined that any payouts under the plan would be paid in the form of fully vested restricted stock units. The purpose of this structure was to preserve company cash and align the payment from the annual bonus plan with shareholder value.
Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards, as evidenced by the long-term performance-based option awards granted to Mr. Glaser in 2014, 2015 and 2016. These awards become eligible to vest only upon achievement of significant total shareholder return goals (subject to continued service). The performance-based options granted to Mr. Glaser in 2014 and 2015 expired unearned. In 2017 and 2018, the Compensation Committee granted time-based option awards for Mr. Glaser's long-term equity awards, although the fair value of these awards were lower than the 2016 option award and the 2018 award was for both fewer shares and lower value than his 2017 option award.
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

Please note that for 2018 we defined “contribution margin by reportable segment” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions related intangible asset amortization; stock-based compensation; restructuring and other charges; lease exit and related charges.
2018 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•	All of our named executive officers for 2018 were also executive officers in the prior year.

•
All of our continuing executive officers, except for Mr. Glaser, were provided salary increases during 2018, with Mr. Pellegrini's salary increasing in connection with the additional responsibility taken on with his February 2018 promotion, resulting in a 12.5% increase from his previous salary, and Messrs. Baker and Parham receiving 3% and 8% increases in August 2018 to recognize their experience and position relative to their individual labor markets.

•
In addition, 2018 incentive bonus payouts for named executive officers were significantly below target levels and lower than the prior year because we missed our 2018 financial objectives by more than in 2017.

•
Payouts of 2018 incentive bonuses were made to the named executive officers 100% in the form of fully vested RSUs rather than in cash in an effort to conserve the company's cash and to more closely align the interests of executives with those of the company's shareholders.

Highlights relating to our CEO:

•
Our CEO's total compensation for 2018 was lower than 2017. His incentive bonus payout was lower than last year and well below target, and his long-term equity award was lower than in 2017 both in terms of the number of shares and their grant value. Base salary, which is subject to annual review by the Compensation Committee, remained the same, although the allocation between components changed, and it was below the median of our peer group.

•
Of the total value from equity awards granted to our CEO in 2018, 26% was directly performance based as it related to the payment of the 2017 incentive bonus (which has been reported as 2017 compensation); 60% was a long-term equity award granted as a stock option scheduled to vest over four years. We view these options as naturally performance-based because they only provide value to the CEO if our stock price increases above the closing price on the grant date; and the remaining 14%, or $75,000, was equity in the form of a stock option granted in lieu of cash salary for 2018, thus making a portion of his annual salary more performance-based and less guaranteed than if his salary had been paid solely in cash. There was no premium added to the option value when replacing the cash salary (i.e., $75,000 of salary for 2018 was granted as options in 2018). The company does not view the CEO's salary replacement options as long-term incentive compensation, therefore we view 100% of the CEO's equity compensation for 2018 as contingent on achieving a minimum stock price performance threshold.

•
Our CEO's total direct compensation for 2018, comprised of salary, 2018 bonus, and equity awards, but excluding the 2017 bonus that was paid in a mix of cash and equity in early 2018, was lower than in 2017 and also below the median for peer group CEOs.

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
Our executive compensation program provides the following three primary elements of compensation:

•
Base salary. Our named executive officers receive base salary so that we can recognize them for their day-to-day contributions and provide competitive pay that encourages retention and recruitment. Base salaries are subject to annual review by our Compensation Committee.

•
Annual performance-based incentive bonus. We establish a performance-based incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to earn a bonus, typically paid in cash (although this was not the case for 2018), upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are not guaranteed.
Bonuses in 2018 were below the target opportunity provided to each eligible named executive officer. Moreover, 2018 bonuses were paid 100% in the form of fully vested RSUs, exhibiting discipline from a cash management perspective and a desire to more closely align executives' interests with shareholders.
Although the 2018 bonus was paid in the form of fully vested RSUs, these equity awards were not considered to be equity compensation from the company's perspective as they were essentially cash-equivalent payments made pursuant to the Executive Bonus Plan. Further, although the grants that relate to the 2017 Executive Bonus Plan are reported in the "2018 Grants of Plan-Based Awards" table that follows this Compensation Discussion and Analysis, the value of those awards is not included in 2018 total compensation for our named executive officers as it was more appropriately included in 2017 total compensation.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period. In July 2018, we executed a broad-based equity program to refresh the equity holdings of our employees worldwide, including our executive officers (except Mr. Glaser). In connection with this broad-based program, Mr. Baker and Mr. Parham were granted options to acquire 200,000 and 150,000 shares, respectively, vesting biannually over the four years following the grant date. Mr. Pellegrini was not granted an award pursuant to the broad-based program as he was granted a long-term equity award in connection with his February 2018 promotion. Mr. Pellegrini's promotion award was an option to acquire 500,000 shares, vesting biannually over the four years following the grant date. Mr. Glaser's 2018 long-term equity award was an option to purchase 350,000 shares, vesting 25% on the one-year anniversary and 12.5% every six months thereafter, for a total vesting period of four years. Mr. Glaser also was granted an option award in 2018 to acquire 54,466 shares, which was granted in lieu of $75,000 of cash salary. The company does not view this salary replacement option as part of Mr. Glaser's long-term equity compensation.

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
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefit programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2018, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016, 2017, and 2018 executive compensation levels, including long-term equity incentive compensation.
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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2018 annual meeting of shareholders, which took place last October, our shareholders approved the compensation of our named executive officers as disclosed in our 2018 proxy statement by a vote of approximately 99% of the votes cast on the proposal. By the time that this vote was conducted, some of the decisions relating to the 2018 compensation of our executive officers had been made, so the 98% support of shareholders at the 2017 annual meeting was also considered. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2018 say-on-pay vote and has engaged in discussions regarding shareholder outreach efforts. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2019 and future compensation programs for our executive officers.
2018 COMPENSATION
Chief Executive Officer Compensation
Upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, performance, competitive factors and applicable regulatory requirements, Mr. Glaser's compensation for 2018 was substantially consistent with the compensation package structure that he has had since returning to the CEO role in July 2014. For 2018, Mr. Glaser's compensation package included (i) an annualized base salary of $525,000, which was supplemented with $75,000 worth of stock options; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2018 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2018 compensation was also below the median of the total compensation for chief executive officers in the 2016 Peer Group companies. Mr. Glaser's 2018 equity compensation is viewed as performance based because it is in stock options, which require the stock price to increase after grant in order to deliver value, with an award covering 350,000 shares vesting over the four-year period following grant, and an option award to acquire 54,466 shares that was issued in lieu of $75,000 of cash salary. In 2018, Mr. Glaser also was granted a fully vested RSU award that was paid in lieu of cash pursuant to the 2017 incentive bonus plan and, therefore, which we consider to be part of his total 2017 compensation package. The 2018 incentive bonus was paid, in the form of fully vested RSUs, during the first quarter of 2019.
Salary Options. Although Mr. Glaser's intended base salary value was $600,000, consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2018, granted on January 31, 2018, covered 54,466 shares of our common stock with an exercise price equal to $3.10 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of a portion of annual salary, the salary replacement option vested ratably each month over the year until fully vested as of December 31, 2018, subject to Mr. Glaser's continued employment with us through each such vesting date. This salary replacement option was granted pursuant to the 2005 Stock Incentive Plan, or 2005 Plan.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2018 Executive Bonus Plan, which is discussed in further detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and contribution margin goals, and strategic goals, all of which are set forth in the discussion below. At the time of adoption of the 2018 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would be paid to executives in cash or in the form of fully vested RSUs, or some combination thereof. During the first quarter of 2019, the Board approved a bonus for Mr. Glaser, pursuant to the 2018 Executive Bonus Plan, equal to $186,375 or 35.5% of his annual cash base salary, all of which was payable in a number of fully vested RSUs calculated using the closing price of the company's common stock on The Nasdaq Stock Market on February 15, 2019. The incentive bonus payout was lower than in the prior year because, as discussed in more detail below, neither of the financial goals was achieved, although the strategic goals, which comprised 50% of the bonus opportunity, were deemed partially achieved in large part by the Board and Compensation Committee (71% attainment) .
Long-Term Equity Award. On December 27, 2018, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term option to purchase 350,000 shares of our common stock at an exercise price per share equal to $2.14, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with (i) the 2018 salary replacement option and (ii) the fully vested RSUs awarded in lieu of cash as payment of his 2017 incentive bonus, comprising the rest of his total 2018 equity awards. The 2018 long-term option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date and 12.5% vesting every six months thereafter, subject to Mr. Glaser's continued employment with us through each such vesting date. The option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan.
Mr. Glaser’s long-term incentive value for 2018, excluding the salary replacement option and 2017 incentive bonus equity, was lower, in terms of dollar value, than in 2017, and was below the peer median. The Board's goal in awarding this long-term equity was to provide strong incentive for Mr. Glaser to strategically drive the company toward its goals of growth and profitability, resulting in an increased stock price and, thus, higher value for shareholders. The Compensation Committee's view is that Mr. Glaser’s annual equity was performance-based, since the long-term option requires an increase in stock price from the grant date in order to provide any value to Mr. Glaser.
The following table shows equity awards granted to Mr. Glaser in 2018, 2017 and 2016 based on the grant date fair value:

	Annual Equity Awards			Grants Outside the Annual Equity Award Program (1)
	Performance-based Options	Time-based Options	Total Annual Equity	Current Year Salary Options	Total Equity Awards
2018	$—	$312,690	$312,690	$75,000	$387,690
2017	$—	$688,520	$688,520	$150,000	$838,520
2016	$852,000	$—	$852,000	$150,000	$1,002,000

(1)
Also in 2018, Mr. Glaser was awarded 56,477 fully vested RSUs as full payment of his 2017 incentive bonus. As described above, the incentive bonus has historically been paid in cash, however, for cash management purposes, the 2017 incentive bonus awards were paid to executives, including Mr. Glaser, 50% in cash and 50% in the form of fully vested RSUs. The 2018 incentive bonuses were paid 100% in the form of fully vested RSUs, such payout taking place during the first quarter of 2019. Even though paid partially or fully in equity, the Board of Directors does not consider equity awarded in connection with the executive bonus program to be part of an executive's equity compensation.

Stock Ownership Guidelines. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary. Mr. Glaser continued to meet this stock ownership threshold for fiscal year 2018.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The base salaries for our named executive officers were evaluated against data generated by F.W. Cook in its 2016 review. As a result of that assessment and other factors, Messrs. Baker and Parham received base salary increases of 3% and 8%, respectively, effective August 1, 2018. Mr. Pellegrini's base salary was increased from $400,000 to $450,000 in connection with his promotion to President of RealNetworks, effective February 1, 2018, and to recognize his increased responsibilities and authority in his new role.
Annual Performance-Based Incentive Bonuses
In April 2018, the Compensation Committee established our 2018 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, historically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.

Continuing our commitment to conserve cash resources and to include an additional performance component to the bonus program, the Compensation Committee determined that the payouts approved under the 2018 Executive Bonus Plan would be paid 100% in the form of fully vested RSUs. In 2017 and 2016, bonuses were paid 50% in cash and 50% in equity, and in 2015 100% of the bonus was paid in equity. Because incentive bonuses have, for the predominant part of the company's history, been paid only in cash and the primary purpose for payment in equity is cash preservation, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive's equity compensation.
Each of our named executive officers was eligible to participate in the 2018 Executive Bonus Plan, except for Mr. Patrizio, who relinquished his executive position at RealNetworks effective March 1, 2018 to become the President and Chief Executive Officer of Napster, in which the company held a 42% interest during 2018. Mr. Glaser had a target bonus opportunity equal to 100% of his annual cash base salary, and each of the other executives had a target bonus opportunity equal to 75% of his annual base salary although Mr. Pellegrini's target bonus opportunity was increased to 100% in connection with his February 2018 promotion. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives.
The following elements were applicable to our 2018 Executive Bonus Plan:
•Performance Criteria - The performance criteria used to determine the annual bonuses for the participating named executive officers were revenue and contribution margin by reportable segment. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget.
Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2018 Executive Bonus Plan, representing 25% of the potential bonus, because it was a key element of our 2018 business plan and we consider revenue to be a key driver of our growth and success. For Messrs, Glaser and Baker, the revenue goal was based on total company revenue; for Messrs. Parham and Pellegrini, the revenue goal was based on company revenue excluding the Games business as these executives did not have regular oversight or responsibility for that business.
The Compensation Committee also established contribution margin as a performance metric under the 2018 Executive Bonus Plan, representing 25% of the potential bonus, in order to reward our executives for maintaining fiscal responsibility, continuing our efforts to reduce operating costs, and achieving profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Please note that contribution margin by reportable segment is a non-GAAP financial measure used by management, beginning in 2016, in reporting financial results and, for 2018, was defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization, acquisitions-related intangible asset amortization, stock-based compensation, restructuring and other charges, and lease exit and related charges.
Performance criteria for our named executive officers also included non-financial strategic goals intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance. These strategic goals, representing 50% of the potential bonus, included goals that were shared by the full executive team and goals that were specific to individual executives. The shared goals encompassed, in part, driving revenue growth, implementing successful commercial product launches, and achieving budget goals, and the individual goals generally related to leadership, collaboration and teamwork, and contribution to strategic outcome, with some goals tied directly to achievement of certain key performance indicators.

As stated above, Mr. Patrizio did not participate in the company's 2018 Executive Bonus Plan as he transitioned to employment with Napster effective March 1, 2018.
•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2018. The strategic plan for 2018 served as the basis for revenue and contribution margin targets under the Executive Bonus Plan. The following table shows the target and actual revenue and contribution margin goals that applied for 2018:

Revenue Goals:	Target	2018 Actual
Company Revenue	$91.7M	$69.5M

Company Revenue, excluding Games business	$61.0M	$47.8M

Contribution Margin Goals:
Company Contribution Margin	$0.9M	($16.3M)

Company Contribution Margin, excluding Games business	$0.9M	($12.1M)

Actual performance against the strategic goals set for 2018 was assessed for each executive during the first quarter of 2019. The Compensation Committee determined that the strategic goals, which comprised 50% of total bonus opportunity, were achieved at 71% attainment for Mr. Glaser, 70% for Mr. Baker, 75% for Mr. Parham, and 71% for Mr. Pellegrini. The bonus payouts for all named executive officers was purely formulaic, based upon the achievement level.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2018 Executive Bonus Plan to earn awards greater than target for contribution margin or revenue performance unless revenue or contribution margin performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2018 Executive Bonus Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Contribution Margin
Attainment	Incentive Payout(2)
>$2M below budget	No payout
$2M below, up to budget	50 - 100%
Budget to >$2M above	100% - 200%

(1)	Payout based on revenue goals was capped at 100% unless the contribution margin reached 100%.

(2)	Payout based on contribution margin goals was capped at 100% unless the revenue attainment reached 100%.
Notwithstanding the performance and payout targets established under the 2018 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2018 Executive Bonus Plan, except in the case of death or disability.

The dollar-equivalent payouts earned for performance under the 2018 Executive Bonus Plan were as follows:

Name	Target % Payout under 2018 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2018 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2018 Executive Bonus Plan (1)

Rob Glaser	100%	35.5%	$186,375

Cary Baker	75%	35%	$86,406

Michael Parham	75%	37.5%	$87,305

Max Pellegrini	75% / 100% (2)	35.5%	$155,314

(1)
Payouts were made in the form of fully vested RSUs, with Mr. Glaser being granted 56,477 RSUs, Mr. Baker 26,183 RSUs, Mr. Parham 26,456 RSUs, and Mr. Pellegrini 47,064 RSUs. Dollar values reported are equal to the grant date fair value of the RSUs awarded.

(2)	Mr. Pellegrini's target payout was 75% for January and February 2018, and increased to 100% effective March 1, 2018 in connection with his promotion to President of RealNetworks.
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
Discretionary Bonus. In February 2018, in connection with his promotion to President of RealNetworks, the Compensation Committee awarded a discretionary bonus of $25,000 to Mr. Pellegrini in recognition of his assumption of more extensive responsibility and oversight of the company's various businesses.
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
Consistent with the past several years, awards of stock options served as our primary equity vehicle for the 2018 executive compensation program. The rationale for this is to motivate executives to focus on increasing shareholder value.
2018 Option Awards. On March 7, 2018, in connection with his promotion to President of RealNetworks, the Compensation Committee granted a time-based stock option to Mr. Pellegrini to acquire 500,000 shares of common stock with a per share exercise price equal to $3.43, the closing price of a share of our common stock on the grant date. The option is scheduled to vest over four years, with 12.5% vesting on the date that is six months after the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement to take on the enhanced leadership role, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package to recognize Mr. Pellegrini's promotion and increased responsibilities.
On July 26, 2018 the Compensation Committee granted a time-based stock option to each of Mr. Baker and Mr. Parham to acquire 200,000 shares and 150,000 shares, respectively, of common stock with a per share exercise price equal to $3.54, the closing price of a share of our common stock on the grant date. Each option is scheduled to vest over four years, with 12.5% vesting on the six-month anniversary of the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. The Compensation Committee believed that these awards were appropriate as part of the compensation package necessary to retain and motivate Mr. Baker and Mr. Parham.

Although Mr. Patrizio received no new equity awards in 2018, in connection with his transition from RealNetworks to Napster, the Compensation Committee approved the acceleration of vesting as of February 28, 2018 of an outstanding option as to 38,281 shares. The incremental value of this acceleration, calculated pursuant to generally accepted accounting principles, was $32,000.
See the section entitled "Chief Executive Officer Compensation" for a discussion of Mr. Glaser’s 2018 option awards. As discussed, he was granted an option valued at $75,000 in 2018 as a supplement to his cash salary, plus a long-term option that is scheduled to vest over four years. The option granted in December 2018 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2018 compensation.
2018 Restricted Stock Units Awards. In February 2018, each of our named executive officers was granted a number of fully vested RSUs as partial payment of the incentive bonuses approved pursuant to the 2017 Executive Bonus Plan. These RSU awards were solely related to performance by the executives in 2017 and, accordingly, the cash value of these awards was reported as compensation in the 2017 Compensation Discussion and Analysis and related compensation tables. Because these awards were granted in 2018, although for service in 2017, they are reported in the "2018 Grants of Plan-Based Awards" table that follows this discussion. However, for purposes of describing and analyzing 2018 compensation, these awards are not included; instead, this 2018 Compensation Discussion and Analysis includes a discussion of the payouts approved pursuant to the 2018 Executive Bonus Plan even though the RSUs granted that comprise these payouts were made in February of 2019. See the section under this Compensation Discussion and Analysis entitled “2018 Compensation — Annual Performance-Based Incentive Bonuses.”
Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control
Benefits.     Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of the benefit programs offered to employees in the geographic region in which their customary employment is based. These programs include medical, dental, vision, group life and disability insurance, a medical reimbursement plan, a transportation subsidy.
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his or her start date. In 2018, for Mr. Glaser, we imputed $6,443 in costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant, and for Mr. Pellegrini, we reimbursed $2,749 of travel benefits in accordance with a provision in his offer letter, which such benefits were negotiated at the time of his hire. All of these amounts have been reported as taxable income to the respective executive and reported in the "Summary Compensation Table" that follows this discussion. Relocation benefits are subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his relocation. There were no other special benefits or perquisites provided to any other named executive officer in 2018.
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
The severance and change in control arrangements are described in further detail in the section below entitled, "2018 Potential Payments Upon Termination of Employment of Change-in-Control."
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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2018 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2019 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Janice Roberts, Chair Dawn G. Lepore Dominique Trempont

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2018, 2017 and 2016
The table below sets forth compensation information for the individuals who served as our chief executive officer and chief financial officer during 2018, and our three most highly compensated executive officers, other than our chief executive officer or chief financial officer, two of whom served as executive officers as of December 31, 2018 and one of whom no longer served as an executive officer of RealNetworks as of December 31, 2018. We refer to these five individuals throughout this report as our “named executive officers” for 2018.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser	2018	525,000	—	—	387,254	186,375	8,249	1,106,878
Founder, Chairman and Chief Executive Officer	2017	450,000	—	—	838,519	274,500	8,740	1,571,759
	2016	450,000	—	—	1,002,000	200,000	7,216	1,659,216

Cary Baker	2018	329,167	—	—	217,220	86,406	4,455	637,248
Senior Vice President, Chief Financial Officer and Treasurer	2017	216,667	100,000	—	239,200	101,563	34,845	692,275

Michael Parham	2018	310,417	—	—	162,915	87,305	5,415	566,052
Senior Vice President, General Counsel and Corporate Secretary	2017	300,000	—	—	—	154,125	4,065	458,190
	2016	300,000	25000	—	233586	100,000	4,065	662,651

Massimiliano Pellegrini	2018	445,833	25,000	—	518,400	155,314	7,840	1,152,387
President, RealNetworks	2017	400,000	—	—	—	165,600	9,949	575,549
	2016	400,000	87,000	—	432,938	185,190	8,113	1,113,241

William Patrizio (6)	2018	66,667	—	—	32,000	—	3,551	102,218
Former President, Consumer Media	2017	400,000	—	—	—	300,000	5,856	705,856
	2016	115,384	100,000	88,600	406,000	75,000	2,742	787,726

(1)
For Mr. Glaser, as discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2018 Compensation — Chief Executive Officer Compensation,” beginning in 2018, the Compensation Committee approved a change in allocation of cash salary versus salary replacement option from $450,000 in cash with a salary replacement option valued at $150,000, to $525,000 in cash with a salary replacement option valued at $75,000, but remaining consistent with prior years with total base salary value of $600,000. For Mr. Baker and Mr. Parham, the 2018 amount reflects an August 1, 2018 salary increase of 3% and 8% respectively. For Mr. Pellegrini, the 2018 amount reflects a salary increase from $400,000 to $450,000 in connection with his February 1, 2018 promotion. For Mr. Patrizio, the 2018 reflects the portion of his 2018 annual base salary of $400,000 that was earned from January 1, 2018 through the termination of his employment with RealNetworks effective March 1, 2018.

(2)	For Mr. Pellegrini, the 2018 bonus amount represents a discretionary bonus awarded by the Compensation Committee in connection with his February 1, 2018 promotion to President of RealNetworks.

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted or modified in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.

(4)
The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2018 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2018 Executive Bonus Plan were paid, in 2019, 100% in the form of fully vested RSUs, with Mr. Glaser being granted 56,477 shares, Mr. Baker 26,183 shares, Mr. Parham 26,456 shares and Mr. Pellegrini 47,064 shares pursuant to fully vested RSUs. The bonuses paid in the form of fully vested RSUs were treated as stock-based compensation pursuant to Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Bonus payouts pursuant to the 2017 Executive Bonus Plan were paid 50% in cash and 50% in the form of fully vested RSUs during the first quarter of 2018, and bonus payouts pursuant to the 2016 Executive Bonus Plan were also paid 50% in cash and 50% in the form of fully vested RSUs during the first quarter of 2017.

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $4,125 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation also includes $6,443 for office space and parking for Mr. Glaser’s personal assistant. For Mr. Pellegrini, all other compensation also includes $2,749 for the reimbursement of personal travel expenses pursuant to the terms of his offer letter as described in the Compensation Discussion and Analysis in the section entitled "2018 Compensation - Perquisites."

(6)
Mr. Patrizio left RealNetworks effective March 1, 2018 in conjunction with being named President and Chief Executive Officer of Rhapsody International, Inc., d/b/a Napster, which was an affiliate of RealNetworks during 2018. RealNetworks acquired an additional interest in Napster in January 2019, bringing its aggregate interest to approximately 84% of Napster's outstanding equity.

CEO Pay Ratio
For 2018:

•	The annual total compensation of the employee identified at the median of our company (other than our CEO), was $57,383; and

•	The annual total compensation of our CEO was $1,106,878.
Based on this information, for 2018, the ratio of the annual total compensation of Mr. Glaser, our CEO, to the median of the annual total compensation of all employees was estimated to be 19 to 1.
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
For our 2018 ratio, we used the median employee identified pursuant to our 2017 identification process, as we believe the changes to our employee population and compensation have not significantly impacted our ratio. For 2017, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

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

2018 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the year ended December 31, 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards # of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—	$131,250	$525,000	$787,500
	01/31/18								54,466	$3.10	$74,564
	02/28/18							49,370		—	$137,249
	12/27/18								350,000	$2.14	$312,690

Cary Baker	—	$61,719	$246,875	$370,313
	2/28/2018							18,266		$0.00	$50,779
	07/26/18								200,000	$3.54	$217,220

Michael Parham	—	$58,203	$212,813	$349,219
	02/28/18							27,720		—	$77,062
	07/26/18								150,000	$3.54	$162,915

William Patrizio	02/28/18							53,956		—	$149,998

Max Pellegrini	—	$106,250	$425,000	$637,500
	02/28/18							29,784		—	$82,800
	03/07/18								500,000	$3.43	$518,400

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for 2018 performance. The actual payouts approved for 2018 performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2018 Compensation — Annual Performance-Based Incentive Bonuses.” The bonus payouts approved pursuant to the 2018 Executive Bonus Plan were paid, during the first quarter of 2019, 100% in the form of fully vested RSUs.

(2)
The number of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2018” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.

(3)
The dollar amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in 2018 pursuant to the 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718) rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(4)
The option granted to Mr. Glaser on January 31, 2018, having a grant date fair value of $75,000, represents his annual salary replacement option, which vests monthly over the fiscal year and which is described in more detail in the section of the Compensation Discussion and Analysis entitled “2018 Compensation — Chief Executive Officer Compensation — Salary Options.” The option granted to Mr. Pellegrini on March 7, 2018 was in connection with his promotion and is scheduled to vest over four years, with 12.5% of the option vesting on each six-month anniversary of the grant date. The options granted to Mr. Baker and Mr. Parham on July 26, 2018 are scheduled to vest over four years, with 12.5% of the options vesting on each six-month anniversary of the grant date.

(5)
The stock awards reported for all executives represent fully vested restricted stock units that were granted in lieu of cash as payout pursuant to the 2017 Executive Bonus Plan. Each of these share-based payments is described in more detail in the section of the Compensation Discussion and Analysis entitled “2018 Compensation — Annual Performance-Based Incentive Bonuses.”

Outstanding Equity Awards at Fiscal Year Ended December 31, 2018
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2018. The market value of the RSUs is based on the closing price of RealNetworks common stock on The Nasdaq Stock Market on December 31, 2018, which was $2.31.

		Option Awards					Stock Awards
Name	Vesting Commence-ment Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	500,000 (4)	—		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	01/22/2015	45,398 (3)	—		6.78	1/22/2022
	01/26/2016	87,714 (3)	—		3.68	01/26/2023
	12/22/2016			400,000 (5)	4.87	12/22/2023
	01/26/2017	63,675 (3)	—		5.4	01/26/2024
	12/15/2017	100,000 (7)	300,000 (7)		3.94	12/15/2024
	01/31/2018	54,466 (3)	—		3.1	01/31/2025
	12/27/2018		350,000 (7)		2.14	12/27/2025

Cary Baker	05/11/2017	75,000 (7)	125,000 (7)		4.29	05/11/2024
	07/26/2018	25,000 (4)	150,000 (4)		3.54	07/26/2025

Michael Parham	12/06/2016	121,098 (6)	—		4.73	12/06/2023
	12/06/2016	120,000 (6)	—		4.73	12/06/2023
	07/26/2018	18,750 (4)	131,250 (4)		3.54	07/26/2025

Bill Patrizio	10/03/2016	125,781 (9)	224,219 (9)		4.43	10/03/2023

Max Pellegrini	12/06/2016	350,000 (6)	—		4.73	12/06/2023
	12/06/2016	43,750 (6)	—		4.73	12/06/2023
	12/06/2016	87,500 (8)	12,500 (8)		4.73	12/06/2023
	03/07/2018	125,000 (4)	375,000 (4)		3.43	03/07/2025

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

(6)	Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option is now fully vested.

(7)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, subject to the recipient's continued service to the company through the applicable vesting dates, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.

(8)
Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option vested as to 31,250 shares on each of 6/06/17 and 12/06/17, vested as to 12,500 shares on each of 6/06/18 and 12/06/18, and vests as to 12,500 on 6/06/19, subject to the recipient's continued service to the company through the applicable vesting dates.

(9)
Option vests at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter; in connection with his transition from RealNetworks to Napster, the Compensation Committee approved the acceleration of vesting as to 38,281 shares as of February 28, 2018, and the extension of the post-employment exercise period until February 28, 2021.

2018 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2018. None of our named executive officers exercised any option awards during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	49,370	137,249
Cary Baker	—	—	18,266	50,779
Michael Parham	—	—	27,720	77,062
Bill Patrizio	—	—	53,956	149,998
Max Pellegrini	—	—	29,784	82,800

(1)
Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date. For all executives, the stock award disclosed was granted as restricted stock units in lieu of cash as the bonus payout approved pursuant to the 2017 Executive Bonus Plan.

2018 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2018, (2) the price per share of our common stock was $2.31, which was the closing market price on December 31, 2018, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	2,100,000	2,100,000	—	—	—
	Bonus	186,375	525,000	—	—	—
	Equity award vesting acceleration	—	59500	—	—	—

Cary Baker	Severance	335,000	632,109	—	—	—
	Bonus	86,406	—	—	86,406	86,406
	Equity award vesting acceleration	—	—	—	—	—

Michael Parham	Severance	325,000	406,250	—	—	—
	Bonus	—	304,687	—	154,125	154,125
	Equity award vesting acceleration	—	—	—	—	—

Bill Patrizio (1)	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	32,000	—	—	—	—

Max Pellegrini	Severance	450,000	907,971	—	—	—
	Bonus	155,314	—	—	165,600	165,600
	Equity award vesting acceleration	—	—	—	—	—

(1)	Mr. Patrizio departed from RealNetworks as of March 1, 2018, when he was named President and Chief Executive Officer of Rhapsody International, Inc., d/b/a Napster, an affiliate of ours.
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
Pursuant to his RealNetworks offer letter (which terminated in connection with his transition to employment with Napster), Mr. Patrizio was eligible to receive 18 months of salary and prorated bonus (in lump sum or monthly payments as determined by the company), plus 12 months of COBRA coverage, in the event that, prior to the three-year anniversary of his start date, his employment was terminated without cause other than in connection with a change in control event; subsequent to the three-year anniversary of his start date, however, he was eligible to receive 12 months of salary and prorated bonus, plus an equivalent period of COBRA coverage.
The above severance benefits are subject to the individual entering into a customary separation agreement and release of claims in favor of the company.
In addition, each of Messrs. Baker's and Pellegrini's, and, formerly, Mr. Patrizio's, offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options. For Mr. Parham, certain equity awards that he holds provide for partial vesting acceleration upon his termination by us other than for cause. Specifically, for awards granted prior to November 30, 2012, if we terminate his employment for any reason other than for cause, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the executive executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.
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
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his or her termination of employment under certain circumstances. Specifically, in the case of Messrs. Baker or Pellegrini, and, formerly, Mr. Patrizio, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 150% of his base salary, 150% of his prorated bonus,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 12 months of reimbursement of COBRA coverage (or up to 18 months of COBRA in the case of Mr. Patrizio). In the case of Mr. Parham, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus or his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Mr. Parham) or 18 months (for Messrs. Baker, Patrizio and Pellegrini) following employment termination.
Benefits Upon Death and Disability
If the employment of a named executive officer had terminated on December 31, 2018 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2018 but not paid as of December 31, 2018.
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
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Messrs. Baker and Pellegrini's, and, formerly, Mr. Patrizio's, offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2018, the Compensation Committee was composed of Ms. Roberts, Ms. Lepore and Mr. Trempont for the entire year. In 2018, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2018, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or committee meetings.
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
Non-employee directors receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2018 non-employee director equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On October 4, 2018, our non-employee directors were each granted RSUs covering 16,403 shares and an option to purchase 15,000 shares of our common stock having an exercise price of $2.76 per share, which RSUs and options vest as described above.
On July 28, 2016, our Board approved revisions to the company's Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above. Pursuant to these revisions, on October 22, 2018, the Board approved equity awards to compensate Mr. Slade for his service as a RealNetworks-designated director on the board of Rhapsody International, Inc., d/b/a Napster. RealNetworks owned approximately 42% of the issued and outstanding stock of Rhapsody International on December 31, 2018 and, accordingly, it is considered an affiliate of ours. The equity awards served as compensation to Mr. Slade for Rhapsody board service for the one-year period following October 22, 2018, and are reflected in the 2018 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2018.
2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bruce A. Jaffe (3)	49,000	45,000	12,779	—	106,779
Christopher R. Jones (4)	44,766	45,000	12,779	—	102,545
Dawn G. Lepore (5)	61,139	45,000	12,779	—	118,918
Janice Roberts (6)	65,036	45,000	12,779	—	122,815
Michael B. Slade (7)	44,000	90,000	22,873	—	156,873
Dominique Trempont (8)	95,395	45,000	12,779	—	153,174
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 13 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2018, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 60,000 for Mr. Jaffe; 49,596 for Mr. Jones; 90,520 for Ms. Lepore; 109,270 for Ms. Roberts; 172,079 for Mr. Slade; and 109,791 for Mr. Trempont.

(2)
As of December 31, 2018, each of our non-employee directors held an outstanding RSU award covering 16,304 shares of RealNetworks common stock, except Mr. Slade, who held an outstanding RSU award covering 36,946 shares of RealNetworks common stock.

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

(7)
Pursuant to the July 2016 revisions to our Outside Director Compensation program described above, on October 22, 2018, Mr. Slade was granted an option to purchase 15,000 shares of RealNetworks common stock with a per share exercise price of $2.18 and scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, and RSUs covering 20,642 shares of RealNetworks common stock scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, with the RSU share distribution date occurring on the first anniversary of the grant date.

(8)	Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee for the entire fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on March 8, 2019, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 1, 2019 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 37,854,800 shares outstanding as of February 1, 2019. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Outstanding
Robert Glaser (2)	14,350,701	36.9%
Ariel Investments, LLC (3)	7,046,784	18.6%
Viex Capital Advisors LLC (4)	3,106,762	8.2%
Dimensional Fund Advisors LP (5)	2,506,551	6.6%
Bruce A. Jaffe (6)	92,442	*
Christopher R. Jones (7)	73,259	*
Dawn G. Lepore (8)	135,772	*
Janice Roberts (9)	172,026	*
Michael B. Slade (10)	224,915	*
Dominique Trempont (11)	143,013	*
Cary Baker (12)	146,880	*
Michael Parham (13)	289,073	*
Max Pellegrini (14)	663,393	1.7%
William Patrizio (15)	173,864	*

All directors and executive officers as a group (10 persons)(16)	16,291,474	40.3%

*	Less than 1%.

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

(2)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 1,038,743 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(3)
Information is based on a Schedule 13G filed with the SEC on February 14, 2019 by Ariel Investments, LLC. Ariel reported that as of December 31, 2018, it beneficially owned an aggregate of 7,046,784 shares of common stock and that its address is 200 E. Randolph Street, Suite 2900, Chicago, Illinois 60601.

(4)
Information is based on a Schedule 13G jointly filed with the SEC on November 13, 2018 by VIEX Capital Advisors, LLC and affiliates, which reported (i) that as of December 31, 2018, the group beneficially owned an aggregate of 3,106,762 shares of common stock, (ii) that Eric Singer serves as managing member of VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, and VIEX Capital Advisors, LLC, and (iii) that the principal address of the group is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(5)
Information is based on a Schedule 13G filed with the SEC on February 8, 2019 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2018, it beneficially owned an aggregate of 2,506,551 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(6)	Includes 52,500 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 8,152 RSUs that are scheduled to vest within 60 days of the table date.

(7)	Includes 42,096 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 8,152 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 83,020 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 8,152 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 101,770 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 8,152 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 155,829 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 16,753 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 102,291 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 8,152 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 75,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(13)	Includes 259,848 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(14)	Includes 606,250 shares of common stock issuable upon exercise of options exercisable 60 days of the table date.

(15)
Includes 125,781 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date. Mr. Patrizio ceased to be an executive of RealNetworks and was named President and Chief Executive Officer of Rhapsody International, Inc., d/b/a Napster effective March 1, 2018. Throughout 2018, RealNetworks held a 42% equity interest in Napster; on January 18, 2019, RealNetworks acquired an additional 42% equity interest in Napster.

(16)
Includes an aggregate of 2,517,347 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 57,513 RSUs that are scheduled to vest within 60 days of the table date.

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
Director Independence
Our Board of Directors has determined that all of our directors other than Mr. Glaser are independent under the Nasdaq listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent.

Item 14.	Principal Accounting Fees and Services
Fees Billed by KPMG LLP During 2017 and 2018
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2017 and 2018, and fees billed for other services rendered by KPMG LLP.

	2017	2018
Audit Fees (1)	$863,000	$866,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$863,000	$866,000

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2017 and 2018, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2017 and 2018 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2017 and 2018, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2018.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2018.
(a)(3) Index to Exhibits
See Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2019.

REALNETWORKS, INC.

By:	/s/ Cary Baker
Cary Baker
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2019.

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