Form 10-Q
period 2019-03-31
REALNETWORKS INC
filed 2019-05-09
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	RNWK	The NASDAQ Stock Market
Preferred Share Purchase Rights	RNWK	The NASDAQ Stock Market
The number of shares of the registrant’s Common Stock outstanding as of May 6, 2019 was 37,943,871.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,897	$35,561
Short-term investments	—	24
Trade accounts receivable, net of allowances of $646 and $560	32,427	11,751
Deferred costs, current portion	299	331
Prepaid expenses and other current assets	21,210	5,911
Total current assets	90,833	53,578
Equipment, software, and leasehold improvements, at cost:
Equipment and software	35,779	37,458
Leasehold improvements	3,207	3,292
Total equipment, software, and leasehold improvements, at cost	38,986	40,750
Less accumulated depreciation and amortization	35,923	37,996
Net equipment, software, and leasehold improvements	3,063	2,754
Operating lease assets	13,943	—
Restricted cash equivalents	4,045	1,630
Other assets	2,687	3,997
Deferred costs, non-current portion	372	528
Deferred tax assets, net	846	851
Other intangible assets, net	22,692	26
Goodwill	65,368	16,955
Total assets	$203,849	$80,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,564	$3,910
Accrued royalties, fulfillment and other current liabilities	97,890	11,312
Commitment to Napster	—	2,750
Deferred revenue, current portion	6,031	2,125
Notes payable	13,313	—
Total current liabilities	121,798	20,097
Deferred revenue, non-current portion	225	268
Deferred rent	—	986
Deferred tax liabilities, net	1,268	1,168
Long-term lease liabilities	10,929	—
Other long-term liabilities	10,875	960
Total liabilities	145,095	23,479
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 37,918 shares in 2019 and 37,728 shares in 2018	37	37
Additional paid-in capital	642,059	641,930
Accumulated other comprehensive loss	(61,205)	(61,118)
Retained deficit	(522,476)	(524,009)
Total shareholders’ equity	58,415	56,840
Noncontrolling interests	339	—
Total equity	58,754	56,840
Total liabilities and equity	$203,849	$80,319
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended March 31,
	2019	2018
Net revenue (A)	$39,472	$19,650
Cost of revenue (B)	24,870	5,136
Gross profit	14,602	14,514
Operating expenses:
Research and development	8,833	7,694
Sales and marketing	8,142	5,997
General and administrative	8,364	5,601
Restructuring and other charges	167	501
Lease exit and related benefit	—	(325)
Total operating expenses	25,506	19,468
Operating loss	(10,904)	(4,954)
Other income (expenses):
Interest expense	(166)	—
Interest income	77	87
Gain (loss) on equity investment, net	12,338	—
Other income (expenses), net	127	(41)
Total other income (expenses), net	12,376	46
Income (loss) before income taxes	1,472	(4,908)
Income tax expense	258	270
Net income (loss) including noncontrolling interests	1,214	(5,178)
Net income (loss) attributable to noncontrolling interests	(319)	—
Net income (loss) attributable to RealNetworks	$1,533	$(5,178)

Net income (loss) per share attributable to RealNetworks- Basic	$0.04	$(0.14)
Net income (loss) per share attributable to RealNetworks- Diluted	$0.04	$(0.14)
Shares used to compute basic net income (loss) per share	37,820	37,449
Shares used to compute diluted net income (loss) per share	37,912	37,449

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$—	$1
Foreign currency translation adjustments, net of reclassification adjustments	(87)	396
Total other comprehensive income (loss)	(87)	397
Net income (loss) including noncontrolling interests	1,214	(5,178)
Comprehensive income (loss) including noncontrolling interests	1,127	(4,781)
Comprehensive income (loss) attributable to noncontrolling interests	(319)	—
Comprehensive income (loss) attributable to RealNetworks	$1,446	$(4,781)

(A) Components of net revenue:
License and product revenue	$3,541	$7,414
Service revenue	35,931	12,236
	$39,472	$19,650
(B) Components of cost of revenue:
License and product revenue	$1,369	$1,755
Service revenue	23,501	3,381
	$24,870	$5,136
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$1,214	$(5,178)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	1,482	620
Stock-based compensation	1,384	1,157
Deferred income taxes, net	—	(40)
(Gain) loss on equity investment, net	(12,338)	—
Foreign currency (gain) loss	(151)	—
Mark to market adjustment of warrants	—	21
Net change in certain operating assets and liabilities:
Trade accounts receivable	(143)	11,188
Prepaid expenses, operating lease and other assets	(1,063)	(917)
Accounts payable	(259)	(10,622)
Accrued, lease and other liabilities	555	(1,654)
Net cash used in operating activities	(9,319)	(5,425)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(482)	(316)
Proceeds from sales and maturities of short-term investments	24	4,231
Acquisition, net of cash acquired	12,260	—
Net cash provided by investing activities	11,802	3,915
Cash flows from financing activities:
Tax payments from shares withheld upon vesting of restricted stock	(271)	(232)
Proceeds from notes payable	9,733	—
Repayments of notes payable	(8,437)	—
Other financing activities	450	—
Net cash provided by (used in) financing activities	1,475	(232)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	331
Net increase (decrease) in cash, cash equivalents and restricted cash	3,751	(1,411)
Cash, cash equivalents and restricted cash, beginning of period	37,191	53,596
Cash, cash equivalents, and restricted cash end of period	$40,942	$52,185
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2018	37,341	$37	$638,727	$(59,547)	$(500,044)	$79,173	$—	$79,173
Cumulative effect of revenue recognition accounting change					1,024	1,024	—	1,024
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	223	—	(232)	—	—	(232)	—	(232)
Stock-based compensation	—	—	1,157	—	—	1,157	—	1,157
Investments unrealized gains (losses), net of tax effects of $0	—	—	—	1	—	1	—	1
Foreign currency translation adjustments	—	—	—	396	—	396	—	396
Net income (loss)	—	—	—	—	(5,178)	(5,178)	—	(5,178)
Balances, March 31, 2018	37,564	$37	$639,652	$(59,150)	$(504,197)	$76,342	$—	$76,342

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	$37	$642,059	$(61,205)	$(522,476)	$58,415	$339	$58,754

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2019 and 2018

Note 1	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play, and share digital media. The Company also develops and markets software products and services that enable the creation, distribution, and consumption of digital media, including audio and video. Our recently acquired Napster music business offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. For more information on Napster, see Note 5 Acquisitions.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services, and the ability to generate related revenue and cash flow.
In this Quarterly Report on Form 10-Q (10-Q or Report), RealNetworks, Inc. and Subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests primarily represent third-party ownership in the equity of Napster and are reflected separately in the Company’s financial statements. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 10-K).
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees are now required to present right-of-use assets and lease liabilities on the balance sheet. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted the new guidance effective January 1, 2019 and elected to apply the new guidance at the beginning of the year of adoption, rather than applying the new guidance retrospectively to each prior reporting period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. We have finalized our assessment of the impacts resulting from the new standard, including the impact on our internal controls. As a result of our evaluation, we have modified certain accounting policies and practices and existing controls. Adoption of the standard resulted in the recognition of $12.5 million of operating lease assets and $14.6 million of current and long-term operating lease liabilities as of January 1, 2019. The difference between the operating lease assets and lease liabilities recorded upon adoption relates to previously accrued deferred rent and lease exit and related charges included on our balance sheet as of December 31, 2018. Lease exit and related charges previously recorded pertain to the reduction in use of RealNetworks' office space and included estimates of sublease income expected to be received. The new guidance did not materially impact our consolidated statement of operations in the quarter of adoption and did not cause revision to previously recorded estimates for lease exit charges. See Note 14 Leases for additional information about the new accounting standard.

In June 2018, the FASB issued new guidance related to the measurement and classification for share-based awards to non-employees. The new guidance essentially aligns the measurement and classification for these awards with that for share-based awards to employees. We adopted the new guidance effective January 1, 2019, with no material impact on our consolidated financial statements and related disclosures.
Recently issued accounting pronouncements not yet adopted
In January 2017, the FASB issued new guidance simplifying the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds the reporting unit's fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact of this guidance, but do not currently expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

Note 3	Revenue Recognition
On January 1, 2018, we adopted the new revenue recognition standard by applying the modified retrospective approach to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard.
We recorded a net decrease to opening retained deficit of $1.0 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard. This impact primarily related to licensing of our RealPlayer product and full recognition of non-recurring engineering fees, which were previously deferred and amortized over the life of the contract.
We generate all of our revenue through contracts with customers. Revenue is either recognized over time as the service is provided, or at a point in time when the product is transferred to the customer, depending on the contract type. Our performance obligations typically have an original duration of one year or less.
Napster revenue arrangements include subscription services to the Napster music streaming service sold either directly to end users (direct to consumer) or through partners (business to business), who are generally telecommunications companies, that bundle the subscription with their own services or collect payment for the stand-alone subscriptions from their end customers. Napster also sells subscriptions to third parties to provide access to the Napster platform that is typically embedded in the third party's branded or co-branded service. Such subscriptions are included in the business to business sales channel.
For services sold through third parties to end customers, we evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e. “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e. “net”). In our Napster business to business revenue stream, we generally operate as a principal in arrangements with end customers as we maintain control over the service prior to being transferred to the end customer.
Certain business to business customer arrangements include variable consideration based on usage. We estimate variable consideration as part of the total transaction price that is allocated to performance obligations, or distinct service periods within a performance obligation, on a relative standalone selling price basis.
Revenues related to Napster subscription services are recognized ratably over the contract period, typically 30 days. Direct to consumer subscriptions are paid in advance, typically on a monthly basis. Subscription services offered to businesses are invoiced on a monthly basis and the timing of payment generally does not vary significantly from the timing of invoice.

Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended March 31, 2019
	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$735	$599	$—	$—
Subscription Services	1,088	6,340	2,985	24,337
Product Sales	219	—	1,988	—
Advertising and Other	444	—	737	—
Total	$2,486	$6,939	$5,710	$24,337

	Quarter Ended March 31, 2018
	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$3,337	$1,335	$—	$—
Subscription Services	1,285	7,369	2,693	—
Product Sales	340	—	2,402	—
Advertising and Other	521	—	368	—
Total	$5,483	$8,704	$5,463	$—

The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended March 31, 2019
	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$1,178	$6,817	$1,036	$12,095
Direct to Consumer	1,308	122	4,674	12,242
Total	$2,486	$6,939	$5,710	$24,337

	Quarter Ended March 31, 2018
	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$3,858	$8,530	$751	$—
Direct to Consumer	1,625	174	4,712	—
Total	$5,483	$8,704	$5,463	$—
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of March 31, 2019 and December 31, 2018, our balance of long-term accounts receivable was insignificant and $0.7 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2018 to March 31, 2019 is primarily due to the timing of expected cash receipts. During the quarter ended March 31, 2019, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of March 31, 2019, we had a deferred revenue balance of $6.3 million, an increase of $3.9 million from December 31, 2018, primarily due to deferred revenue associated with Napster.

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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended March 31,
	2019	2018
Total stock-based compensation expense	$1,384	$1,157
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2019	2018
Expected dividend yield	0%	0%
Risk-free interest rate	2.51%	2.48%
Expected life (years)	3.8	4.1
Volatility	41%	35%
The total stock-based compensation amounts for 2019 and 2018 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the three months ended March 31, 2019 and 2018 was stock compensation expense recorded in the first quarter of 2019 and 2018 related to our 2018 and 2017 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019 and 2018, respectively.
As of March 31, 2019, $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

Note 5	Acquisitions
Napster
On January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) bringing our aggregate ownership to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest. Napster's music streaming service provides users with broad access to digital music, offering on-demand streaming and conditional downloads through unlimited access to a catalog of millions of music tracks. Napster offers music services worldwide and generates revenue primarily through subscriptions to its music services either directly to consumers or through distribution partners.
Initially formed in 2007 and branded then as Rhapsody, Napster began as a joint venture between RealNetworks and MTV Networks, a division of Viacom International, Inc. Prior to the acquisition of the additional 42% interest in Napster, we accounted for our investment using the equity method of accounting.
Following the January 2019 acquisition, RealNetworks has the right to nominate directors constituting a majority of the Napster board of directors, however, Napster will continue to operate as an independent business with its own board of directors, strategy and leadership team. We are consolidating Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition. For our first fiscal quarter of 2019, Napster is reported as a new segment in RealNetworks' consolidated financial statements.

We have preliminarily recorded 100% of the estimated fair value of the assets acquired and liabilities assumed as of January 18, 2019 based on the results of an independent valuation. The 16% of Napster that we do not own is accounted for as a noncontrolling interest in our consolidated financial statements, and as part of this consolidation, the carrying value of our previous 42% equity method investment has been remeasured to fair value. The remeasurement to fair value of the historical 42% ownership interest resulted in the recognition of a $2.7 million gain in the quarter ended March 31, 2019, which is a component of the overall gain recognized as a part of this transaction. Our consolidated balance sheet reflects Napster's working capital deficit, which results in a consolidated working capital deficit. RealNetworks does not have any contractual or implied obligation to provide funding or other financial support to Napster, or to guarantee or provide other such support related to Napster's third party borrowing or Napster's other obligations, except as discussed in Note 15 Commitments and Contingencies.
The terms of the transaction included initial cash consideration of $1.0 million and additional contingent consideration. Initial cash consideration of $0.2 million was paid at closing and the remainder of the initial cash consideration is included in accrued royalties, fulfillment and other current liabilities and will be paid when due with existing cash balances. With regards to contingent consideration, over the five years following the acquisition, RealNetworks will pay the lesser of the following:
(a) an additional $14.0 million to seller, or
(b) if RealNetworks sells the interest to a third party for less than $15.0 million, the actual amount received by RealNetworks, minus the $1.0 million initial payment.
In the event that RealNetworks sells such equity interest for consideration in excess of $15.0 million, RealNetworks will pay seller additional consideration, dependent on the sale price, which shall in no event exceed an additional $25.0 million. In order for seller to receive the full $40.0 million, the proceeds from the sale of Napster received by RealNetworks for the 42% equity interest acquired would have to exceed $60.0 million. These contingent consideration amounts were part of the total consideration at estimated fair value, as described in more detail below.

The following table summarizes the preliminary allocation of the total consideration to the estimated fair values of the assets acquired and liabilities assumed as of January 18, 2019 (in thousands):

Consideration, at estimated fair value:
Cash	$1,000
Contingent consideration	11,600
RealNetworks' preexisting 42% equity interest in Napster	2,700
Effective settlement of Napster debt and warrants, held by RealNetworks	6,408
Total consideration	$21,708

Assets acquired and liabilities assumed, at estimated fair value:
Cash and cash equivalents	$10,138
Accounts receivable	20,838
Prepaid expenses and other current assets	12,879
Restricted cash	2,322
Equipment, software and leasehold improvements	474
Operating lease assets	2,314
Other long-term assets	77
Deferred tax assets, net	5,942
Intangible assets	23,700
Goodwill	48,474
Total assets acquired	127,158

Accounts payable	937
Accrued royalties and fulfillment	71,980
Accrued and other current liabilities	7,475
Deferred revenue, current portion	3,600
Notes payable	12,115
Deferred tax liabilities, net	6,061
Long-term lease liabilities	1,197
Other long-term liabilities	1,515
Total liabilities assumed	104,880
Total net assets acquired	22,278
Noncontrolling interests	570
Net assets acquired	$21,708
Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Due to the complexity and limited time since closing the transaction, the purchase price allocation is subject to change, which may result from additional information becoming available and additional analyses being performed on these acquired assets and assumed liabilities. Such changes could impact estimated fair values of intangible assets, accrued royalties and fulfillment, deferred revenue, and assets and liabilities assumed, as well as the contingent consideration, noncontrolling interests, and gain recognized from consolidation. Purchase price allocation adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The final purchase price allocation could result in material differences, which could have a material impact on our financial statements.

Acquired intangible assets have a total weighted average useful life of approximately 8 years, are being amortized using the straight line method, and are comprised of the following (in thousands):

Intangible category	Estimated fair value	Method used to calculate fair value	Estimated remaining useful life
Trade name and trademarks	$6,800	Relief-from-royalty	15 years
Developed technology	5,900	Excess earnings	4 years
Customer relationships	5,900	Cost-to-replace	3 years
Partner relationships	5,100	Distributor method	8 years
Total	$23,700
The estimated fair value amounts for each of these intangibles were determined using a fair value measurement categorized within Level 3 of the fair value hierarchy.
The fair value of the trade name and trademarks intangible asset was estimated using the income approach, utilizing the relief from royalty method, which values the assets by estimating the savings achieved by ownership of trade name and trademarks when compared with the cost of licensing them from an independent owner.
The fair value of developed technology was estimated using the income approach, utilizing the excess earnings method. Under this method, cash flows attributable to the asset are estimated by deducting economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated by the asset.
The fair value of customer relationships was estimated using a cost-to-replace approach, whereby the number of subscribers and the cost to acquire subscribers are key estimates utilized in the valuation.
The fair value of partner relationships was estimated using the income approach, which uses market-based distributor data to value underlying distributor relationships. Revenue, earnings, and cash flow estimates associated with these underlying distributor relationships are key estimates in determining the fair value of the partner relationships intangibles.
The fair value of deferred revenue was estimated using the income approach, utilizing a cost to fulfill analysis by estimating the direct and indirect costs related to supporting remaining obligations plus an assumed operating margin.
The fair value of our preexisting 42% equity method investment has been remeasured to an estimated fair value of $2.7 million, which resulted in a pretax gain of $2.7 million, as our existing carrying value was zero. This gain, as well as the settlement of preexisting relationships and other purchase accounting adjustments discussed below, comprise the total gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations for the quarter ended March 31, 2019.
The fair value of our preexisting equity method investment was calculated using an average of the income and market approach to arrive at estimated total enterprise value. The income approach fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions used in estimating future cash flows included projected revenue growth and operating expenses, as well as the selection of an appropriate discount rate. Estimates of revenue growth and operating expenses were based on internal projections and considered the historical performance of Napster's business. The discount rate applied was based on Napster's weighted-average cost of capital and included a small-company risk premium. The market approach fair value measurement was based on a market comparable methodology. We used a group of comparable companies and selected an appropriate EBITDA and revenue multiple to apply to Napster's trailing twelve months and projected 2019, 2020 and 2021 EBITDA (weighted 90%) and revenues (weighted 10%). Assumptions in both the income and market approaches are significant to the overall valuation of Napster and changes to these assumptions could materially impact the preliminary fair values of assets acquired and liabilities assumed, noncontrolling interests, total consideration, and gain on consolidation.
The fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to estimated fair value of $11.6 million. This fair value calculation is directly impacted by the estimated total enterprise value described above. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. Of the total amount of $11.6 million, we have accrued $2.6 million and $9.0 million in Accrued royalties, fulfillment and other current liabilities, and Other long-term liabilities, respectively.
The effective settlement of Napster's debt and warrants totaling $6.4 million represents the estimated fair value of debt and warrants held between RealNetworks and Napster as of the acquisition date. The estimated fair value is derived from the estimated total enterprise value described above. The resulting net gain of $5.5 million is included in Other income (expenses) in the Consolidated statement of operations.

As discussed in Note 15 Commitments and Contingencies, the preexisting $2.8 million guarantee related to Napster's outstanding indebtedness on their revolving credit facility was eliminated upon the consolidation of Napster. This resulted in RealNetworks recording a gain of $2.8 million, which is included in Other income (expenses) in the Consolidated statement of operations.
Prior to our acquisition of Napster, we accounted for our investment under the equity method of accounting and recorded Napster 's foreign currency translation adjustments in our equity. As part of the acquisition method of accounting, we released these amounts and recorded a gain of $1.3 million, which is included in Other income (expenses) in the Consolidated statement of operations.
We recorded the fair value of noncontrolling interests, estimated at $0.6 million, using the estimated total enterprise value described above.
We also recorded goodwill of $48.5 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, including the expected growth in Napster's business to business model and the assembled workforce. The goodwill is reported in our Napster segment and is not deductible for income tax purposes. As discussed above, during the measurement period, purchase price allocation adjustments or changes in assumptions used in determining the total estimated enterprise value of Napster could materially impact goodwill recognized. Moreover, future performance of the Napster business will factor into our goodwill impairment analysis.
We began consolidating Napster's results of operations and cash flows into our consolidated financial statements after January 18, 2019. For the quarter ended March 31, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations was $24.3 million and $1.8 million, respectively.
The following table provides the supplemental pro forma revenue and net results of the combined entity had the acquisition date of Napster been the first day of our first quarter of 2018 rather than during our first quarter of 2019 (in thousands):

	Quarter Ended - Pro Forma (Unaudited) March 31,
	2019	2018
Net revenue	$45,838	$59,849
Net income (loss) attributable to RealNetworks (1)	(9,517)	6,989
(1)The pro forma net earnings attributable to RealNetworks for the quarter ended March 31, 2018 include the acquisition-related gain of $12.3 million and $0.8 million of transaction costs.
The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions and conform Napster's accounting policies to RealNetworks'. These pro forma results also reflect amortization of acquisition-related intangibles and fair value adjustments to deferred revenue.
The unaudited pro forma amounts are based upon the historical financial statements of RealNetworks and Napster and were prepared using the acquisition method of accounting and are not necessarily indicative of results for any current or future period. The purchase price allocation is preliminary and is subject to change prior to finalization. The final purchase price allocation could result in material differences, which could have a material impact on the accompanying pro forma amounts.
For the quarter ended March 31, 2019, we incurred approximately $0.8 million in acquisition-related costs, including regulatory, legal, and other advisory fees, which we have recorded within general and administrative expenses.
Games
As described in more detail in our 2018 10-K, in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million in April 2018.

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2019				March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$29,530	$—	$—	$29,530	$29,530
Money market funds	7,367	—	—	7,367	7,367
Total cash and cash equivalents	36,897	—	—	36,897	36,897
Restricted cash equivalents	1,921	2,124	—	4,045	4,045
Total assets	$38,818	$2,124	$—	$40,942	$40,942
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,586	$2,586	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,014	9,014	N/A
Total liabilities	$—	$—	$11,600	$11,600	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2018				December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$22,853	$—	$—	$22,853	$22,853
Money market funds	12,708	—	—	12,708	12,708
Total cash and cash equivalents	35,561	—	—	35,561	35,561
Short-term investments:
Corporate notes and bonds	—	24	—	24	24
Total short-term investments	—	24	—	24	24
Restricted cash equivalents	—	1,630	—	1,630	1,630
Warrants issued by Napster (included in Other assets)	—	—	865	865	—
Total assets	$35,561	$1,654	$865	$38,080	$37,215
Restricted cash equivalents as of March 31, 2019 and December 31, 2018 relate to cash pledged as collateral against letters of credit in connection with lease agreements and to a financial covenant in Napster's Amended Revolver Loan and Security Agreement (Revolver LSA). At March 31, 2019, $1.9 million of restricted cash equivalents related to the Revolver LSA covenant that requires Napster to maintain a cash balance at the bank of not less than $1.5 million at all times and 5% of all amounts outstanding under Napster's Non-Recourse Purchase of Eligible Receivables Agreement. See Note 10 Notes Payable - Napster for additional details.
Accrued royalties, fulfillment and other current liabilities and Other long-term liabilities as of March 31, 2019 include the preliminary estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions, after completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, this liability will be adjusted quarterly to fair value through earnings.
Realized gains or losses on sales of short-term investment securities for the quarters ended March 31, 2019 and 2018 were not significant. Gross unrealized gains and losses on short-term investment securities as of March 31, 2019 and December 31, 2018 were also not significant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2019 and 2018, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$41,507	$31,117	$10,390	$30,993	$30,993	$—
Developed technology	30,164	24,571	5,593	24,446	24,446	—
Patents, trademarks and tradenames	10,506	3,801	6,705	3,765	3,765	—
Service contracts	5,474	5,470	4	5,538	5,512	26
Total	$87,651	$64,959	$22,692	$64,742	$64,716	$26
Amortization expense related to other intangible assets during the quarters ended March 31, 2019, and March 31, 2018, was $1.0 million and $0.1 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

Future Amortization
2019 (Excluding the three months ended March 31, 2019)	$3,392
2020	4,518
2021	4,518
2022	2,634
2023	1,138
Thereafter	6,492
$22,692
See Note 5 Acquisitions for details on our acquisitions. No impairments of other intangible assets were recognized in either of the three months ended March 31, 2019 or 2018.

Note 8	Goodwill
The following table presents changes in goodwill (in thousands):

Balance, December 31, 2018	$16,955
Increases due to current year acquisitions	48,474
Effects of foreign currency translation	(61)
Balance, March 31, 2019	$65,368
See Note 5 Acquisitions for details on our acquisitions and the impact to goodwill.
The following table presents goodwill by segments (in thousands):

March 31, 2019
Consumer Media	$580
Mobile Services	2,059
Games	14,255
Napster	48,474
Total goodwill	$65,368
No impairment of goodwill was recognized in either of the three months ended March 31, 2019 or in 2018.

Note 9	Accrued royalties, fulfillment and other current liabilities
Accrued royalties, fulfillment and other current liabilities (in thousands):

	March 31, 2019	December 31, 2018
Royalties and other fulfillment costs	$75,731	$1,989
Employee compensation, commissions and benefits	6,242	4,444
Sales, VAT and other taxes payable	3,706	785
Operating Lease Liabilities - Current	4,890	—
Other	7,321	4,094
Total accrued royalties, fulfillment and other current liabilities	$97,890	$11,312
Included in royalties and other fulfillment costs are Napster's accrued music royalties totaling $73.7 million. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid.
The variables involved in determining royalty accruals include unmatched royalty accruals, revenue to be recognized, the type of content used and the country it is used in, outstanding royalty audits, and identification of appropriate license holders, among other variables. In addition, some rights holders have allowed the use of their content while negotiations of the terms and conditions are ongoing. In certain jurisdictions, rights holders have several years to claim royalties for musical composition.
While Napster bases its estimates on historical experience and on various assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates in the event of modified assumptions or conditions.
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $12.8 million at March 31, 2019 are included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset on the unaudited condensed consolidated balance sheets.

Note 10	Notes Payable - Napster
In 2015, Napster entered into a Loan and Security Agreement (Revolver LSA) with a bank. The Revolver LSA was amended and restated in 2017 and, in January 2019, Napster entered into the second amendment to the amended Revolver LSA. The available borrowing on the Revolver LSA is based upon Napster's accounts receivable and direct to consumer subscription deposits. The amended Revolver LSA has a maximum available balance of $7 million. The maturity date is no later than April 30, 2019 with earlier maturity possible based on conditions set forth in the Revolver LSA. The interest rate is 0.75% above the Prime Rate (defined as the greater of 4.25% or the Prime Rate published in the Wall Street Journal). Interest is due monthly. At March 31, 2019, Napster had $4.9 million borrowings outstanding with an interest rate of 6.25%. Subsequent to quarter end, the Revolver LSA matured and the loan balance was paid in full on April 30, 2019.
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. At March 31, 2019, Napster had $8.4 million borrowings outstanding with an interest rate of 2.25%.
The Revolver LSA required Napster to maintain a balance of unrestricted cash at the bank of not less than $1.5 million plus 5% of the total amount outstanding under the NRP Agreement. At March 31, 2019, Napster had $1.9 million of restricted cash equivalents related to the Revolver LSA covenant. As the loan was paid off on April 30, 2019, this amount is no longer restricted.

Note 11	Restructuring Charges
Restructuring and other charges in 2019 and 2018 consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. The expense amounts in both years relate primarily to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

Employee Separation Costs
Costs incurred and charged to expense for the three months ended March 31, 2019	$167
Costs incurred and charged to expense for the three months ended March 31, 2018	$501
Changes to the accrued restructuring liability (which is included in Accrued royalties, fulfillment and other current liabilities) for 2019 (in thousands) are as follows:

Employee Separation Costs
Accrued liability at December 31, 2018	$755
Costs incurred and charged to expense for the three months ended March 31, 2019	167
Cash payments	(590)
Accrued liability at March 31, 2019	$332

Note 12	Income Taxes
As of March 31, 2019, RealNetworks has $4.5 million in uncertain tax positions. The increase in uncertain tax position at March 31, 2019 is related to $4.1 million of unrecognized tax positions recorded through purchase accounting on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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

Note 13	Income (Loss) Per Share
Basic net income (loss) per share (EPS) is computed by dividing net income (loss) attributable to RealNetworks by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to RealNetworks by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Quarter Ended March 31,
	2019	2018
Net income (loss) attributable to RealNetworks	$1,533	$(5,178)
Weighted average common shares outstanding used to compute basic EPS	37,820	37,449
Dilutive effect of stock based awards	92	—
Weighted average common shares outstanding used to compute diluted EPS	37,912	37,449

Basic EPS attributable to RealNetworks	$0.04	$(0.14)
Diluted EPS attributable to RealNetworks	$0.04	$(0.14)
During the quarters ended March 31, 2019 and 2018, 6.8 million and 6.2 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 14	Leases
We have commitments for future payments related to office facilities leases. We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term lease liabilities on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Operating lease assets also exclude lease incentives and initial direct costs incurred. Some of our leases include options to extend or terminate the lease. Our leases generally include one or more options to renew; however, the exercise of lease renewal options is at our sole discretion. For nearly all of our operating leases, upon adoption of the new guidance, we have not assumed any options to extend will be exercised as part of our calculation of the lease liability. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have operating leases for office space and data centers with remaining lease terms of 1 year to 6 years.
Details related to our operating lease assets and operating lease liabilities (in thousands, except lease term and discount rate):

Quarter Ended March 31,
2019
Operating lease expense	$1,340
Variable lease expense	153
Sublease income	(475)
Net lease expense	$1,018

Operating cash outflows for lease liabilities	$1,461

Weighted-average remaining lease term	4 Years
Weighted-average discount rate	5.11%
Future minimum lease payments as of March 31, 2019 were as follows (in thousands):

Operating Leases
2019 (Excluding the three months ended March 31, 2019)	$3,919
2020	4,445
2021	3,065
2022	2,430
2023	2,348
Thereafter	1,634
Total minimum payments(a)	17,841
Less: Imputed interest	2,022
Present value of total minimum payments(b)	$15,819
(a)Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $7.4 million; minimum payments also have not been reduced by sublease rentals of $6.7 million due in the future under noncancelable subleases.
(b)$10.9 million is included in Long-term lease liabilities and $4.9 million is included in Accrued royalties, fulfillment, and other current liabilities on the condensed consolidated balance sheets.
As of December 31, 2018, future minimum lease payments were $15.9 million in the aggregate, which consisted of the following: $3.7 million in 2019; $3.0 million in 2020; $2.7 million in 2021; $2.4 million in 2022; $2.3 million in 2023; and $1.6 million thereafter.

Note 15	Commitments and Contingencies
We have been in the past and could become in the future subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks, and other intellectual property rights. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.
In 2017, we entered into an arrangement whereby we may be required to guarantee up to $2.8 million of Napster's outstanding indebtedness on their revolving credit facility. At that time and as a result of the guaranty, RealNetworks recognized previously suspended Napster losses up to the full $2.8 million guaranty in our consolidated statement of operations and as a Commitment to Napster in our consolidated balance sheets. Given the controlling interest RealNetworks acquired in Napster in the first quarter of 2019, we have eliminated the previously recorded guaranty from RealNetworks' balance sheet in consolidation. As of the date of this filing, RealNetworks has not been required to pay any portion of this commitment, and, as discussed in Note 10 Notes Payable - Napster, Napster fully repaid this loan balance on April 30, 2019, thus releasing RealNetworks' previously made guaranty.
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims made basis, subject to an overall maximum of $10.0 million. We have not recorded an accrual related to this settlement as of March 31, 2019 as the amount payable is not reasonably estimable. In May 2019, public notice was posted about the settlement informing purported class members that they can make claims or object to the settlement. The claims period ends on December 31, 2019, on which date (or shortly thereafter) Napster expects to know the total amount of damages payable in respect to validly made claims. Damages for valid claims are expected to be paid in the second quarter of 2020.

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
In the ordinary course of business, Napster enters into agreements with various content providers that guarantee a minimum amount of royalty payments in a given period. These minimum payments are generally based on targets and, based on our historical experience and expectations under relevant contracts, we anticipate that actual royalty accruals and payments will exceed minimum guarantees and, accordingly, we do not maintain accruals for these minimum guarantees.
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
We manage our business and report revenue and operating income (loss) in four segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services and our integrated RealTimes® platform which is sold to mobile carriers; (3) Games, which includes all our games-related businesses, including sales of mobile games, games licenses, in-game virtual goods, subscription services, and advertising on games and social network sites; and (4) Napster, which includes our on-demand music streaming and music services.
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also include restructuring charges and stock compensation charges. As stated in Note 5 Acquisitions, Napster is operating as an independent company and includes all their corporate expenses in their segment results, and RealNetworks does not allocate any expenses to the Napster segment.
RealNetworks reports four reportable segments based on factors such as how we manage our operations and how the Chief Operating Decision Maker (CODM) reviews results. The CODM reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 10-K.

Segment results for the quarters ended March 31, 2019 and 2018 (in thousands):

Consumer Media	Quarter Ended March 31,
	2019	2018
Revenue	$2,486	$5,483
Cost of revenue	833	993
Gross profit	1,653	4,490
Operating expenses	3,119	3,918
Operating income (loss)	$(1,466)	$572

Mobile Services	Quarter Ended March 31,
	2019	2018
Revenue	$6,939	$8,704
Cost of revenue	2,048	2,316
Gross profit	4,891	6,388
Operating expenses	7,561	7,366
Operating income (loss)	$(2,670)	$(978)

Games	Quarter Ended March 31,
	2019	2018
Revenue	$5,710	$5,463
Cost of revenue	1,670	1,817
Gross profit	4,040	3,646
Operating expenses	5,037	4,917
Operating income (loss)	$(997)	$(1,271)

Napster	Quarter Ended March 31,
	2019	2018
Revenue	$24,337	$—
Cost of revenue	20,396	—
Gross profit	3,941	—
Operating expenses	5,532	—
Operating income (loss)	$(1,591)	$—

Corporate	Quarter Ended March 31,
	2019	2018
Cost of revenue	$(77)	$10
Operating expenses	4,257	3,267
Operating income (loss)	$(4,180)	$(3,277)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2019	2018
United States	$18,970	$11,434
Europe	15,384	3,025
Rest of the World	5,118	5,191
Total net revenue	$39,472	$19,650
Long-lived assets (consisting of of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	March 31, 2019	December 31, 2018
United States	$91,750	$11,823
Europe	11,146	6,761
Rest of the World	2,170	1,151
Total long-lived assets	$105,066	$19,735

Note 18	Related Party Transactions
 As described in Note 5 Acquisitions, on January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc., (doing business as Napster), bringing our aggregate ownership interest to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest in Napster. Following this acquisition of a controlling interest, we consolidate Napster's financial results into our financial statements for fiscal periods beginning with our first quarter of 2019. Rhapsody America LLC was initially formed in 2007 as a joint venture between RealNetworks and MTV Networks, a division of Viacom International, Inc., to own and operate a business-to-consumer digital audio music service originally branded as Rhapsody. The service has been significantly expanded and was re-branded in 2016 as Napster.
Following certain restructuring transactions effective March 31, 2010, we began accounting for the investment using the equity method of accounting. As part of the 2010 restructuring transactions, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. Although we now consolidate Napster for reporting purposes, our convertible preferred stock and the related rights remain contractually binding instruments between RealNetworks and Napster.
In December 2016, RealNetworks and the other then-owner of 42% of Napster each entered into an agreement to loan up to $5.0 million to Napster for general operating purposes, which loans were fully funded as of the end of January 2017 for an aggregate of $10 million. Included in RealNetworks' January 2019 acquisition of the additional 42% interest in Napster, RealNetworks assumed the seller's $5.0 million note, resulting in RealNetworks holding $10 million of notes receivable from Napster. The terms of the notes were modified subsequent to the original December 2016 execution, including a provision, effective July 2018, that requires repayment at the greater of (a) principal plus accrued interest at an annual rate of 15% or (b) a preference of three times the principal amount. These loans are subordinate to Napster's third party debt, as discussed in Note 10 Notes Payable - Napster.
In each of February 2015 and February 2017, Napster issued warrants to purchase shares of its common stock to each of RealNetworks and the other then-owner of 42% of Napster. The warrants have a 10-year contractual term and were issued as compensation for past services provided by these two significant stockholders of Napster. As part of RealNetworks' January 2019 acquisition of the additional 42% interest in Napster, RealNetworks assumed the warrants held by the seller.
Upon our acquisition of Napster, the notes and warrants were effectively settled and eliminated in our consolidated financial statements as they represented preexisting relationships between RealNetworks and Napster. However, the notes and warrants remain contractually binding instruments between RealNetworks and Napster.

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

•	the effects of our past acquisitions, including our January 18, 2019 acquisition of a controlling interest in Napster, and expectations for future acquisitions and divestitures;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the expected financial position, performance, growth and profitability of, and investment in, our businesses and the availability of funding or other resources;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

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
Overview
RealNetworks creates innovative technology products and services that make it easy to connect with and enjoy digital media. We manage our business and report revenue and operating income (loss) in four segments: (1) Consumer Media, (2) Mobile Services, (3) Games, and (4) Napster. See Note 17 Segment Information, and Note 5 Acquisitions to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for more information regarding our reportable segments and the first quarter of 2019 acquisition of Napster.
Within our Consumer Media segment, revenue is primarily derived from the software licensing of our video compression, or codec, technology, including our latest technology, RealMedia High Definition, or RMHD. We also generate revenue from the sale of our PC-based RealPlayer products, including RealPlayer Plus and related products. These products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of subscription services, which includes our messaging platform services and ringback tones, as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile carriers. The loss of these contracts, whether by termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and anticipated profits. Our Mobile Services segment also includes our facial recognition platform, SAFR (Secure, Accurate Facial Recognition), which detects and matches millions of faces by leveraging artificial intelligence-based machine learning.
Our Games business generates revenue primarily through the development, publishing, and distribution of casual games under the GameHouse and Zylom brands. Games are offered via mobile devices, digital downloads, and subscription play. In addition to the sale of individual games and subscription offerings, we also derive revenue from player purchases of in-game virtual goods and from advertising on games sites and social network sites.
As described in Note 5 Acquisitions, RealNetworks acquired an additional 42% interest in Napster on January 18, 2019 resulting in our now having a majority voting interest, owning 84% of Napster's outstanding equity. We are now consolidating Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition, and Napster is reported as a new segment in RealNetworks financial statements and related disclosures for the first quarter of 2019.
Our Napster segment provides music products and services that enable consumers to have access to digital music content from a variety of devices. The Napster unlimited subscription service offers unlimited access to a catalog of tens of millions of music tracks by way of on-demand streaming and conditional downloads. Napster currently offers music services worldwide and generates revenue primarily through subscriptions to its music services either directly to consumers or distribution partners. We generate a significant portion of our revenue from sales within our Napster business to a few partners. The loss of these contracts, whether by termination or non-renewal or renegotiation of contract terms that are less favorable to us could result in the loss of future revenues and anticipated profits.
RealNetworks allocates to its Consumer Media, Mobile Services, and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also can include restructuring charges and stock compensation expense. As stated in Note 5 Acquisitions, Napster is operating as an independent company and their corporate expenses are all included in Napster's segment results, and RealNetworks does not allocate any expenses to the Napster segment.
As of March 31, 2019, we had $36.9 million in unrestricted cash and cash equivalents, compared to $35.6 million as of December 31, 2018. The 2019 increase in cash and cash equivalents compared to the prior year end amount was due to our January 2019 acquisition of Napster, which added $9.9 million of cash, offset by our ongoing cash flows used in operating activities.
Condensed consolidated results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Total revenue	$39,472	$19,650	$19,822	101%
Cost of revenue	24,870	5,136	19,734	384%
Gross profit	14,602	14,514	88	1%
Gross margin	37%	74%
Operating expenses	25,506	19,468	6,038	31%
Operating loss	$(10,904)	$(4,954)	$(5,950)	(120)%
In the first quarter of 2019, our total consolidated revenue increased $19.8 million as compared with the year-earlier period, due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster revenues for the first quarter of 2019 totaled $24.3 million. For the first quarter of 2019 compared to the prior year period, our Games segment revenue increased by $0.2 million, offset by declines in our Consumer Media segment and Mobile Services segment of $3.0 million and $1.8 million, respectively. See below for further discussion of our segment results.
Cost of revenue increased by $19.7 million for the quarter ended March 31, 2019, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's cost of revenue for the first quarter of 2019 totaled $20.4 million and its gross margin was 16 percent.
Operating expenses increased by $6.0 million in the quarter ended March 31, 2019 as compared with the year-earlier period, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster operating expenses for the first quarter of 2019 totaled $5.5 million, including $0.2 million of acquisition-related costs. Operating expenses within Corporate in the first quarter of 2019 included an additional $0.6 million of acquisition-related costs.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$2,486	$5,483	$(2,997)	(55)%
Cost of revenue	833	993	(160)	(16)%
Gross profit	1,653	4,490	(2,837)	(63)%
Gross margin	66%	82%
Operating expenses	3,119	3,918	(799)	(20)%
Operating income (loss)	$(1,466)	$572	$(2,038)	NM
Total Consumer Media revenue for the quarter ended March 31, 2019 decreased $3.0 million as compared to the same quarter in 2018, due primarily to lower software license revenues of $2.6 million and subscription services revenues of $0.2 million, described more fully below. The overall decrease in revenues was also impacted by lower advertising and other revenues of $0.2 million.
Software License
For our software license revenues, the $2.6 million decrease was primarily due to declining shipments by our customers and the timing of contract renewals.
Subscription Services
For our subscription services revenues, the $0.2 million decrease was primarily due to continuing declines in our legacy subscription products.
Cost of revenue for the quarter ended March 31, 2019 decreased $0.2 million compared with the year-earlier period. This was primarily due to lower bandwidth and license royalty costs.
Operating expenses decreased $0.8 million as compared with the year-earlier period, primarily due to reductions in salaries, benefits, and professional services fees.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$6,939	$8,704	$(1,765)	(20)%
Cost of revenue	2,048	2,316	(268)	(12)%
Gross profit	4,891	6,388	(1,497)	(23)%
Gross margin	70%	73%
Operating expenses	7,561	7,366	195	3%
Operating loss	$(2,670)	$(978)	$(1,692)	(173)%
Total Mobile Services revenue decreased by $1.8 million in the quarter ended March 31, 2019 compared with the prior-year period. The revenue decrease was due to declines of $1.1 million in subscription services revenues and $0.7 million in software license revenues, described more fully below.
Software License
For our software license revenues, the decrease was primarily due to higher revenues recognized in the first quarter of 2018 for our integrated RealTimes products offered to mobile carriers due to the timing of revenue recognition for contract renewal.

Subscription Services
For our subscription services, the decrease was primarily the result of a decrease of $1.3 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.3 million.
Cost of revenue decreased by $0.3 million in the quarter ended March 31, 2019 compared with the prior-year period, due primarily to reductions in salaries, benefits, and professional services fees.
Operating expenses increased by $0.2 million for the quarter ended March 31, 2019 compared with the year-earlier period primarily due to increased facilities and support services costs.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$5,710	$5,463	$247	5%
Cost of revenue	1,670	1,817	(147)	(8)%
Gross profit	4,040	3,646	394	11%
Gross margin	71%	67%
Operating expenses	5,037	4,917	120	2%
Operating loss	$(997)	$(1,271)	$274	22%
Total Games revenue increased $0.2 million for the quarter ended March 31, 2019 as compared with the year-earlier period due primarily to increases of $0.6 million in our subscription services and advertising and other revenues, partially offset by a decrease of $0.4 million in product sales revenues, described more fully below.
Subscription Services
Our subscription sales increased $0.3 million as a result of new subscription offerings for our Original Stories.
Product Sales
Lower product sales of $0.4 million compared to the prior-year period was primarily due to a decrease in sales of games, partially offset by in-game purchases, due to a recently launched free to play game which offers advertising in lieu of purchasing the game. This model shifts the revenue from product sales to advertising, as discussed below.
Advertising and Other
Our advertising and other revenues increased $0.3 million as compared to the prior-year period primarily as a result of new initiatives to offer in-game advertising within our free to play and other mobile games.
Cost of revenue decreased $0.1 million in the quarter ended March 31, 2019 when compared with the prior-year period due to lower publisher license and service royalties. This is a result of our April 2018 acquisition of a Netherlands-based game development studio, as we no longer pay royalties to this studio. However, operating expenses relating to the ongoing operation of the studio have been and will continue to be incurred and are now reported within operating expenses, as noted in the following paragraph.
Operating expenses increased $0.1 million in the quarter ended March 31, 2019 when compared with the prior-year period, largely due to salaries, benefits, and professional services fees from increased developer costs, as a result of our acquisition of a Netherlands-based game development studio.

Napster
Napster segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change
Revenue	$24,337	$—	$24,337
Cost of revenue	20,396	—	20,396
Gross profit	3,941	—	3,941
Gross margin	16%	—%
Operating expenses	5,532	—	5,532
Operating loss	$(1,591)	$—	$(1,591)
As described in Note 5 Acquisitions, we acquired control and began consolidating Napster effective January 18, 2019. Our consolidated results include Napster from the acquisition date forward.
Napster's revenues relate to subscription services and include $12.2 million of direct to consumer revenues and $12.1 million of revenues sold through distribution partners. Napster's direct to consumer revenues in the first quarter of 2019 were reduced by $0.6 million of unfavorable impact from the fair value measurement of Napster deferred revenue at the time of acquisition.
Cost of revenues primarily consist of content royalties related to music label and publishing rights for its domestic and international music streaming services. These costs can vary materially from period to period due to the significant judgments, assumptions, and estimates of the amounts to be paid. Napster's cost of revenues for the first quarter of 2019 included $0.3 million of amortization expense related to intangible assets acquired.
Operating expenses primarily include salaries, benefits, and professional services fees. In the first quarter of 2019, Napster's operating expenses included $0.6 million of amortization expense related to intangible assets acquired and $0.2 million of acquisition-related costs.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Cost of revenue	$(77)	$10	$(87)	NM
Operating expenses	4,257	3,267	990	30%
Operating loss	$(4,180)	$(3,277)	$(903)	(28)%
Operating expenses increased by $1.0 million in the quarter ended March 31, 2019 compared with the year-earlier period. The increase was due to higher salaries, benefits, and professional fees primarily related to $0.6 million of costs associated with our acquisition of Napster. Note there are no other costs within Corporate related to our Napster segment.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring charges, and lease exit costs. Operating expenses were as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
Research and development	$8,833	$7,694	$1,139	15%
Sales and marketing	8,142	5,997	2,145	36%
General and administrative	8,364	5,601	2,763	49%
Restructuring and other charges	167	501	(334)	(67)%
Lease exit and related charges	—	(325)	325	(100)%
Total consolidated operating expenses	$25,506	$19,468	$6,038	31%

Research and development expenses increased by $1.1 million in the quarter ended March 31, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster's research and development expenses for the first quarter of 2019 totaled $1.4 million. This increase was partially offset by a decrease in salaries, benefits, and professional services of $0.4 million reflecting our continued cost reduction efforts.
Sales and marketing expenses increased $2.1 million compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's sales and marketing expenses for the first quarter of 2019 totaled $2.2 million.
General and administrative expenses increased by $2.8 million in the quarter ended March 31, 2019, compared with the year-earlier period. The increase was primarily due to the acquisition of Napster as discussed above. Napster's general and administrative expenses for the first quarter of 2019 totaled $2.0 million. We also incurred higher general and administrative expenses of $0.8 million primarily due to costs associated with our acquisition of Napster.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. Restructuring expense primarily related to severance costs due to workforce reductions. For additional details on these charges, see Note 11 Restructuring Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended March 31,
	2019	2018	$ Change
Interest expense	$(166)	$—	$(166)
Interest income	77	87	(10)
Gain (loss) on equity investment, net	12,338	—	12,338
Other income (expense), net	127	(41)	168
Total other income (expense), net	$12,376	$46	$12,330
Interest expense relates to Napster's notes payable, described in detail in Note 10 Notes Payable - Napster.
Other income (expense), net, for the first quarter of 2019 includes $12.3 million related to RealNetworks' gain on consolidation of Napster, as described in more detail in Note 5 Acquisitions.
Income Taxes
During the quarters ended March 31, 2019 and 2018, we recognized income tax expense of $0.3 million and $0.3 million, respectively, related to U.S. and foreign income taxes.
As of March 31, 2019, RealNetworks has $4.5 million in uncertain tax positions. The increase in uncertain tax position at March 31, 2019 is related to $4.1 million of unrecognized tax positions recorded from the acquisition of Napster on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2019. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2019, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2019 was minimal.
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

New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2019	December 31, 2018
Working capital	$(30,965)	$33,481
Cash, cash equivalents, and short-term investments	36,897	35,585
Restricted cash equivalents	4,045	1,630
The 2019 decrease in working capital from December 31, 2018 was due primarily to the consolidation of Napster, which has a negative working capital position, due in part to its accrued music royalties, which totaled $73.7 million at March 31, 2019.
Cash and cash equivalents, and short-term investments increased slightly in the first quarter of 2019 from December 31, 2018 due to our January 2019 acquisition of Napster, which added $9.9 million of net cash and cash equivalents, offset by our ongoing negative cash flows used in operating activities, which totaled $9.3 million in the first three months of 2019.
The increase in restricted cash equivalents is due to Napster's restricted amounts. See Note 6 Fair Value Measurements for additional details.
The following summarizes cash flow activity (in thousands):

	Three months ended March 31,
	2019	2018
Cash used in operating activities	$(9,319)	$(5,425)
Cash provided by investing activities	11,802	3,915
Cash provided by (used in) financing activities	1,475	(232)
Cash used in operating activities consisted of net income (loss) including noncontrolling interests adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, gain on equity investment, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $3.9 million higher in the three months ended March 31, 2019 as compared to the same period in 2018. Cash used in operations was higher due to our higher operating loss recorded for the first quarter of 2019 compared to the prior year quarter.
For the three months ended March 31, 2019, cash provided by investing activities of $11.8 million was primarily due to our acquisition of Napster on January 18, 2019. Our initial cash consideration paid at closing of $0.2 million was offset by the cash, cash equivalents and restricted cash on Napster's balance sheet at that date. The increase was offset in part by fixed asset purchases of $0.5 million.
For the three months ended March 31, 2018, cash provided by investing activities of $3.9 million was due to sales and maturities of short-term investments, which totaled $4.2 million. The increase was offset in part by fixed asset purchases of $0.3 million.
Cash provided by financing activities for the three months ended March 31, 2019 was $1.5 million. This cash inflow was primarily due to net proceeds from Napster's borrowing activities of $1.3 million. Napster's borrowings are described in Note 10 Notes Payable - Napster.
Cash used in financing activities for the three months ended March 31, 2018 was $0.2 million. This cash outflow was due mainly to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Two customers in our Napster segment accounted for more than 10% of trade accounts receivable as of March 31, 2019, with the customers accounting for 28% and 13% each. Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2018, with the customers accounting for 23%, 11% and 10% each. Two customers in our Napster segment accounted for 14% of consolidated revenue, or $5.5 million, and 12%, or $4.5 million, respectively, during the quarter ended March 31, 2019. One customer in our Mobile Services segment accounted for 11% of consolidated revenue or $2.1 million during the quarter ended March 31, 2018.

While we currently have no planned significant capital expenditures for the remainder of 2019 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 5 Acquisitions, we acquired a controlling interest in Napster on January 18, 2019. We paid initial cash consideration of $0.2 million in the first quarter of 2019 and have accrued $0.8 million as a current liability as of March 31, 2019. We also have recognized a liability for the estimated fair value of $11.6 million for the contingent consideration, with $2.6 million recognized as a current liability and $9.0 million as a long-term liability. As discussed in Note 5 Acquisitions, this fair value amount was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to arrive at an estimated fair value. This fair value calculation is directly impacted by the total estimated enterprise value of Napster. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of March 31, 2019.
We believe that RealNetworks' current unrestricted cash and cash equivalents, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Subsequent to quarter end, on April 30, 2019, Napster paid off its Revolver LSA in the amount of $4.9 million. For Napster to meet its future liquidity needs, it will need additional financing to fund its operations and growth. RealNetworks has no contractual or implied legal obligation to provide funding or other financial support to Napster.
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
Our cash equivalents consist of money market mutual funds.
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

As of March 31, 2019, $22.2 million of the $36.9 million of cash and cash equivalents was held by our foreign subsidiaries.
Off-Balance Sheet Arrangements
We do not maintain accruals associated with certain guarantees, as discussed in Note 16 Guarantees, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q, thus these guarantee obligations constitute off-balance sheet arrangements.
As disclosed in Note 14 Leases, we adopted the new accounting requirement for leases on January 1, 2019 and thus our operating lease obligations are now recorded on our consolidated balance sheet, rather than disclosed as off-balance sheet items.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Music Royalties;

•	Valuation of definite-lived assets and goodwill; and

•	Accounting for income taxes.
Revenue Recognition. We recognize revenue from contracts with customers as control of the promised good or service is transferred. Please refer to Note 3 Revenue Recognition in both this 10-Q and our 2018 10-K for further details regarding our recognition policies.
Music Royalties. In certain circumstances, Napster estimates the amounts of royalties payable to record labels, music publishers, or other rights-holders in relation to Napster’s use of music content on its music services (both domestic and international). Material differences in these estimates and the actual amounts ultimately determined to be payable may impact the amount and timing of expense in future periods. Napster’s license agreements with rights-holders for the content used on its music service are often complex, and the determination of royalty accruals can involve significant judgments, assumptions, and estimates of the amounts to be paid. The variables involved in determining royalty payments or accruals may include the applicable revenue, the type of content used, the country it is used in, the number of plays, the number of subscribers, the rights granted to trial or promotional users, and identification of the appropriate license holder, among other variables. In addition, some rights-holders have allowed the use of their content prior to finalizing the applicable license agreement. In these circumstances, royalties are accrued based on our best estimate of the expected amount.
In certain jurisdictions, rights-holders may have several years to claim royalties for musical compositions, in respect of which ownership has not already been claimed. While Napster bases its estimates on contractual rates, historical experience and on various other assumptions that management believes to be reasonable, actual results may differ materially from these estimates under different assumptions or conditions.
Many of our content license agreements give the rights-holders the right to audit our royalty payments. Given the complexity of the licensing arrangements, any such audit could result in disputes over whether Napster has correctly reported and paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties, and the amounts involved could be material.
Napster may occasionally be involved in legal actions or other third-party assertions related to use of content on our platform. These actions might be costly and could adversely impact our financial position, results of operations, or cash flows. Napster records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. Determining whether a loss is probable and estimable requires management to use significant judgment. Given the uncertainties associated with any litigation, the actual outcome can be different than our estimates and could adversely affect our results of operations, financial position, and cash flows.
Valuation of Definite-Lived Assets and Goodwill. Assets acquired and liabilities assumed in a business acquisition are measured at fair value under the purchase accounting method and any goodwill is recognized as the excess of the total purchase price over the fair value of assets acquired and liabilities assumed. The fair value estimates are based upon estimates and assumptions relating to future revenues, cash flows, operating expenses and costs of capital. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans and risk-commensurate discount rates and cost of capital. In addition, the size, scope, and complexity of an acquisition will affect the time it takes to obtain the necessary information to record the acquired assets and liabilities at fair value. It may take up to one year to finalize the initial fair value estimates used in the preliminary purchase accounting. Accordingly, it is reasonably likely that our initial estimates will be subsequently revised, which could affect carrying amounts of goodwill, intangibles, noncontrolling interests, contingent consideration, and potentially other assets and liabilities in our financial statements.
Our definite-lived assets consist primarily of amortizable intangible assets acquired in business combinations, property, plant and equipment, and right-of-use operating lease assets. Definite-lived assets are amortized on a straight line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value.
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
Each reporting period, we must periodically assess the likelihood that our deferred tax assets will be recovered from future sources of taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. In certain instances, changes in the valuation allowance may be allocated directly to the related components of shareholders' equity on the consolidated balance sheet. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to Napster's Notes payable. Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on Napster's outstanding Notes payable as of March 31, 2019, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euros, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of March 31, 2019 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
As disclosed in Note 5 Acquisitions, on January 18, 2019, RealNetworks acquired an additional 42% interest in Napster from its former joint venture partner resulting in RealNetworks having a controlling interest, owning 84% of Napster's outstanding equity. Napster is included in RealNetworks' condensed consolidated financial statements from the date of acquisition in our Form 10-Q filing for the quarter ended March 31, 2019. As of March 31, 2019, our management has not fully assessed Napster's internal controls over financial reporting and will be testing new and revised internal controls for design and operating effectiveness throughout 2019. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Napster from our assessment. Napster accounted for approximately 66% of total assets as of March 31, 2019 and approximately 62% of total revenues of the Company for the quarter ended March 31, 2019. We have performed additional analysis and procedures to enable management to conclude that we believe the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.
Except for the change related to Napster, there have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 15 Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

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
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 5 Acquisitions, for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has a majority voting interest in Napster and consolidates Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition.
Due to our majority voting interest and the consolidation of Napster's results and financial position with ours, Napster's current liabilities are included in RealNetworks' consolidated balance sheet, including accrued but unbilled music royalties related to past services, the ultimate payment of which is uncertain. These liabilities, although not a legal or constructive obligation of RealNetworks, result in consolidated working capital being negative, which causes management to consider whether liquidity risks exist. While we believe that these liabilities are separate obligations of Napster, in the remote event that any such liquidity issues become significant or are deemed material to our consolidated financial statements, there could be material negative implications to our financial condition and the trading price of our stock.
As discussed in Note 5 Acquisitions, under the acquisition method of accounting, the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The estimated fair values of the assets and liabilities, as well as the contingent consideration and noncontrolling interests, all involve the application of judgments and estimates, including but not limited to, estimation of expected future cash flows and related discount rates. The purchase price allocation is preliminary and is subject to change prior to finalization, which may result from additional information becoming available and additional analyses being performed on these acquired assets and assumed liabilities. The final purchase price allocation could result in material differences, which could have a material impact on our operating results and financial condition.

In addition, now that we are consolidating Napster’s quarterly financial results beginning with our first quarter of 2019, we will need to receive Napster’s quarterly financial statements and related information in order to timely prepare our quarterly and annual consolidated financial statements and disclosures in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Any failure in receiving Napster's financial statements and related information in a timely and materially accurate manner could cause our reports to be filed in an untimely and/or inaccurate manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price. See Note 5 Acquisitions, for further information related to Napster.
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
Our digital media products and services, including legacy and products/services central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, more employees and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features we currently market or are seeking to develop. In attempting to compete with any or all of these competitors, we may experience some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins;

•	loss of current and potential customers, or partners and potential partners who distribute our products and services or who provide content that we distribute to our customers;

•	changes to our products, services, technologies, licenses or business practices or strategies;

•	lengthened sales cycles;

•	inability to meet demands for more rapid sales or development cycles;

•	industry-wide changes in content distribution to customers or in trends in consumer consumption of digital media products and services;

•	pressure to prematurely release products or product enhancements; or

•	degradation in our stature or reputation in the market.
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
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unpredicted, impact on our financial results. We recorded goodwill and definite-lived intangibles upon the acquisition of Napster that totaled $72.2 million on the acquisition date. Note 5 Acquisitions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets as of March 31, 2019 was $88.1 million.
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
As Internet commerce continues to evolve, increasing taxation by state, local or foreign tax authorities becomes more likely. For example, taxation of electronically delivered products and services or other charges imposed by government agencies may also be imposed. We collect transactional taxes and we believe we are compliant and current in all jurisdictions where we have a collection obligation for transaction taxes. Any regulation imposing greater taxes or other fees for products and services could result in a decline in the sale of products and services and the viability of those products and services, harming our business and operating results. A successful assertion by one or more states or foreign tax authorities that we should collect and remit sales or other taxes on the sale of our products or services could result in substantial liability for past sales.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board ("FASB") and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, the acquisition method of accounting and its related estimated fair value amounts, stock-based compensation, music publisher and royalty accruals, and intangible asset valuations. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm our operating results and/or financial condition. An example of a new accounting pronouncement is the new lease accounting guidance. As discussed in Note 14 to the accompanying notes to the condensed consolidated financial statements, this new guidance requires us to record lease assets and lease liabilities on the balance sheet, which previously were off-balance sheet obligations subject to disclosure but not recognition. Changes to existing accounting rules or to our judgments and estimates underlying those rules could materially impact our reported operating results and financial condition.
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
Our recent acquisition of a majority stake in Napster subjects our consolidated financial condition to new risks and uncertainties, including the following:
Napster’s financial results and growth are subject to risks involving revenue concentration, strategic focus, and market competition.
In recent years, Napster’s business has shifted from a predominant reliance on a direct to consumer subscription model to delivering its music streaming content to users through business partners. With this shift in strategy, Napster’s revenue has become concentrated among fewer partners, its sales cycle has become longer and more complex, and its competitive landscape has shifted. All of these factors contribute to risks and uncertainties that could impair the implementation of Napster’s growth strategy thus causing declines in Napster’s revenue and gross margin. Any such declines would negatively impact our consolidated financial results.
As Napster’s direct to consumer subscription base declines due to intense competition in the music streaming market, its growth has become dependent on successful implementation of its platform-as-a-service strategy. Reliance on fewer key partnerships brings risk to Napster’s revenue base, and developing relationships with distribution partners requires a significant investment of time and resources, with partnerships taking longer to execute than anticipated and terms becoming increasingly complex as negotiations continue. The result is a higher degree of risk in Napster’s revenue base, compressed margins, and more uncertainty in its strategy.
Napster’s access to content and dependence on third-party licenses cause substantial risk and uncertainty to its business and could, therefore, harm our financial results.
Napster’s business relies on its ability to access content in a cost-efficient and dependable manner. To secure the rights necessary to stream music to its users, Napster must obtain licenses from record labels, aggregators, artists, publishers, performing rights organizations, collecting societies, and other copyrights owners and their agents. These rights holders, to the extent that Napster is able to identify them, possess different levels of bargaining power, require payment by Napster of varying royalty rates, and may or may not continue to make licenses available to Napster. Uncertainty with regard to, and any significant changes in, royalty rates, content availability, or Napster’s ability to identify and negotiate with these rights holders could have a material adverse effect on Napster’s revenue, profitability, and ability to provide its services. This, in turn, could harm our financial condition and stock price.
Related to Napster’s ability to access the content necessary to provide its streaming services is its dependence on third-party licenses, including the major record labels that hold the rights to stream a significant number of sound recordings. Specifically, three major labels dominate the market, and the loss of access to content controlled by any one of these labels would materially limit Napster’s offering, which would likely result in the loss of users, through both consumer subscriptions and business partnerships. Any such loss could materially impact Napster’s revenue and cause negative implications to our financial results.
The various complexities involved in Napster’s music royalty accrual could negatively impact our financial results.
As is common in the music streaming industry, Napster’s ability to determine and appropriately accrue music royalty liabilities involves a significant degree of risk and uncertainty. This accrual requires, among other things, identification of rights holders, application of statutory and contractual royalty rates, contractual terms such as advances and minimum guarantees, estimation of market share, user information and geographies, and a significant degree of judgment. Also, in certain jurisdictions, rights holders may have several years to claim royalties for musical compositions, in respect of which ownership has not already been claimed. While Napster bases its estimates on contractual rates, historical experience and on various other assumptions that management believes to be reasonable, actual results may differ materially from these estimates under different assumptions or conditions. The complexity, subjectivity, and variability around Napster’s royalty accrual could result in actual royalty costs exceeding amounts accrued, negatively impacting Napster’s profitability and our financial results.
Also common in the industry are royalty audits, lawsuits filed by rights holders, and other third-party assertions related to use of content on our platform. Napster has been the target of these types of actions in the past and expects to continue to be in the future. These matters create uncertainty, are costly, and can require a significant amount of management’s attention. Moreover, negotiations and disclosures related to these types of matters and disputes can cause damage to key business relationships, which could materially harm Napster’s business and prospects, thus impairing our own.
Underlying the complexity and risk involved in Napster’s ability to determine its music royalty liabilities, is the reliability of its systems of internal control and disclosure controls and procedures. We cannot provide assurance that these systems are or will continue to be effective. Although a subsidiary of ours, Napster is a privately held company that has not historically been subject to public reporting requirements or the related scrutiny. In the event that Napster’s system of internal controls, particularly relating to its music royalty accrual, is found to be ineffective, it would likely have significant negative implications to Napster’s financial results and, therefore, to ours, and could be implicated in our required testing of internal controls pursuant to the Sarbanes-Oxley Act of 2002.

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

REALNETWORKS, INC.

By:	/s/ Cary Baker
Cary Baker
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 8, 2019

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Purchase Agreement dated as of January 18, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Cary Baker, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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