Form 10-Q
period 2019-06-30
REALNETWORKS INC
filed 2019-08-06
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	RNWK	The NASDAQ Stock Market
Preferred Share Purchase Rights	RNWK	The NASDAQ Stock Market
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2019 was 38,049,868.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,339	$35,561
Short-term investments	—	24
Trade accounts receivable, net of allowances of $644 and $560	31,957	11,751
Deferred costs, current portion	465	331
Prepaid expenses and other current assets	20,382	5,911
Total current assets	79,143	53,578
Equipment, software, and leasehold improvements, at cost:
Equipment and software	32,079	37,458
Leasehold improvements	3,319	3,292
Total equipment, software, and leasehold improvements, at cost	35,398	40,750
Less accumulated depreciation and amortization	32,268	37,996
Net equipment, software, and leasehold improvements	3,130	2,754
Operating lease assets	13,672	—
Restricted cash equivalents	2,124	1,630
Other assets	2,739	3,997
Deferred costs, non-current portion	797	528
Deferred tax assets, net	854	851
Other intangible assets, net	21,616	26
Goodwill	65,395	16,955
Total assets	$189,470	$80,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,224	$3,910
Accrued royalties, fulfillment and other current liabilities	97,951	11,312
Commitment to Napster	—	2,750
Deferred revenue, current portion	6,054	2,125
Notes payable	7,878	—
Total current liabilities	117,107	20,097
Deferred revenue, non-current portion	179	268
Deferred rent	—	986
Deferred tax liabilities, net	1,262	1,168
Long-term lease liabilities	10,384	—
Other long-term liabilities	11,070	960
Total liabilities	140,002	23,479
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 38,049 shares in 2019 and 37,728 shares in 2018	37	37
Additional paid-in capital	642,720	641,930
Accumulated other comprehensive loss	(61,697)	(61,118)
Retained deficit	(531,678)	(524,009)
Total shareholders’ equity	49,382	56,840
Noncontrolling interests	86	—
Total equity	49,468	56,840
Total liabilities and equity	$189,470	$80,319
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$44,248	$15,724	$83,720	$35,374
Cost of revenue	27,282	4,625	52,152	9,761
Gross profit	16,966	11,099	31,568	25,613
Operating expenses:
Research and development	8,876	7,652	17,709	15,346
Sales and marketing	8,360	4,883	16,502	10,880
General and administrative	8,392	5,339	16,756	10,940
Restructuring and other charges	729	187	896	688
Lease exit and related benefit	—	(129)	—	(454)
Total operating expenses	26,357	17,932	51,863	37,400
Operating loss	(9,391)	(6,833)	(20,295)	(11,787)
Other income (expenses):
Interest expense	(43)	—	(209)	—
Interest income	40	111	117	198
Gain (loss) on equity investment, net	—	—	12,338	—
Other income (expenses), net	183	(42)	310	(83)
Total other income (expenses), net	180	69	12,556	115
Income (loss) before income taxes	(9,211)	(6,764)	(7,739)	(11,672)
Income tax expense	244	166	502	436
Net income (loss) including noncontrolling interests	(9,455)	(6,930)	(8,241)	(12,108)
Net income (loss) attributable to noncontrolling interests	(253)	—	(572)	—
Net income (loss) attributable to RealNetworks	$(9,202)	$(6,930)	$(7,669)	$(12,108)

Net income (loss) per share attributable to RealNetworks- Basic	$(0.24)	$(0.18)	$(0.20)	$(0.32)
Net income (loss) per share attributable to RealNetworks- Diluted	$(0.24)	$(0.18)	$(0.20)	$(0.32)
Shares used to compute basic net income (loss) per share	37,948	37,577	37,885	37,514
Shares used to compute diluted net income (loss) per share	37,948	37,577	37,885	37,514

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$—	$2	$—	$3
Foreign currency translation adjustments, net of reclassification adjustments	(492)	(1,604)	(579)	(1,208)
Total other comprehensive income (loss)	(492)	(1,602)	(579)	(1,205)
Net income (loss) including noncontrolling interests	(9,455)	(6,930)	(8,241)	(12,108)
Comprehensive income (loss) including noncontrolling interests	(9,947)	(8,532)	(8,820)	(13,313)
Comprehensive income (loss) attributable to noncontrolling interests	(253)	—	(572)	—
Comprehensive income (loss) attributable to RealNetworks	$(9,694)	$(8,532)	$(8,248)	$(13,313)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(8,241)	$(12,108)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	2,959	1,231
Stock-based compensation	1,917	1,614
Deferred income taxes, net	—	(12)
(Gain) loss on equity investment, net	(12,338)	—
Foreign currency (gain) loss	(315)	—
Fair value adjustments to contingent consideration liability	300	—
Mark to market adjustment of warrants	—	50
Net change in certain operating assets and liabilities:
Trade accounts receivable	671	16,960
Prepaid expenses, operating lease and other assets	(328)	(1,633)
Accounts payable	398	(16,601)
Accrued, lease and other liabilities	(1,122)	(2,231)
Net cash used in operating activities	(16,099)	(12,730)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(873)	(580)
Proceeds from sales and maturities of short-term investments	24	5,726
Acquisition, net of cash acquired	12,260	(4,192)
Net cash provided by investing activities	11,411	954
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	144	114
Tax payments from shares withheld upon vesting of restricted stock	(287)	(243)
Proceeds from notes payable	19,760	—
Repayments of notes payable	(24,018)	—
Other financing activities	450	—
Net cash provided by (used in) financing activities	(3,951)	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	(731)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,728)	(12,636)
Cash, cash equivalents and restricted cash, beginning of period	37,191	53,596
Cash, cash equivalents, and restricted cash end of period	$28,463	$40,960
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2018	37,341	$37	$638,727	$(59,547)	$(500,044)	$79,173	$—	$79,173
Cumulative effect of revenue recognition accounting change					1,024	1,024	—	1,024
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	223	—	(232)	—	—	(232)	—	(232)
Stock-based compensation	—	—	1,157	—	—	1,157	—	1,157
Investments unrealized gains (losses), net of tax effects of $0	—	—	—	1	—	1	—	1
Foreign currency translation adjustments	—	—	—	396	—	396	—	396
Net income (loss)	—	—	—	—	(5,178)	(5,178)	—	(5,178)
Balances, March 31, 2018	37,564	$37	$639,652	$(59,150)	$(504,197)	$76,342	$—	$76,342
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	48	—	103	—	—	103	—	103
Stock-based compensation	—	—	457	—	—	457	—	457
Investments unrealized gains (losses), net of tax effects of $1	—	—	—	2	—	2	—	2
Foreign currency translation adjustments				(1,604)		(1,604)		(1,604)
Net income (loss)	—	—	—	—	(6,930)	(6,930)	—	(6,930)
Balances, June 30, 2018	37,612	$37	$640,212	$(60,752)	$(511,127)	$68,370	$—	$68,370

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	$37	$642,059	$(61,205)	$(522,476)	$58,415	$339	$58,754
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	131	—	128	—	—	128	—	128
Stock-based compensation	—	—	533	—	—	533	—	533
Foreign currency translation adjustments	—	—	—	(492)	—	(492)	—	(492)
Net income (loss)	—	—	—	—	(9,202)	(9,202)	(253)	(9,455)
Balances, June 30, 2019	38,049	$37	$642,720	$(61,697)	$(531,678)	$49,382	$86	$49,468

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2019 and 2018

Note 1	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play, and share digital media. The Company also develops and markets software products and services that enable the creation, distribution, and consumption of digital media, including audio and video. Our Napster music business, which we acquired on January 18, 2019, offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. For more information on Napster, see Note 5 Acquisitions.
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees are now required to present right-of-use assets and lease liabilities on the balance sheet. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted the new guidance effective January 1, 2019 and elected to apply the new guidance at the beginning of the year of adoption, rather than applying the new guidance retrospectively to each prior reporting period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. We have finalized our assessment of the impacts resulting from the new standard, including the impact on our internal controls. As a result of our evaluation, we have modified certain accounting policies and practices and existing controls. Adoption of the standard resulted in the recognition of $12.5 million of operating lease assets and $14.6 million of current and long-term operating lease liabilities as of January 1, 2019. The difference between the operating lease assets and lease liabilities recorded upon adoption relates to previously accrued deferred rent and lease exit and related charges included on our balance sheet as of December 31, 2018. Lease exit and related charges previously recorded pertain to the reduction in use of RealNetworks' office space and included estimates of sublease income expected to be received. The new guidance did not materially impact our consolidated statement of operations in the quarter of adoption or in the second quarter of 2019 and did not cause revision to previously recorded estimates for lease exit charges. See Note 14 Leases for additional information about the new accounting standard.
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

Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended June 30, 2019				Six Months Ended June 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$944	$957	$—	$—	$1,679	$1,556	$—	$—
Subscription Services	1,040	6,040	3,073	28,583	2,128	12,380	6,058	52,920
Product Sales	206	—	2,177	—	425	—	4,165	—
Advertising and Other	430	—	798	—	874		1,535	—
Total	$2,620	$6,997	$6,048	$28,583	$5,106	$13,936	$11,758	$52,920

	Quarter Ended June 30, 2018				Six Months Ended June 30, 2018
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$1,808	$469	$—	$—	$5,145	$1,804	$—	$—
Subscription Services	1,225	6,250	2,689	—	2,510	13,619	5,382	—
Product Sales	299	—	1,953	—	639	—	4,355	—
Advertising and Other	552	—	479	—	1,073	—	847	—
Total	$3,884	$6,719	$5,121	$—	$9,367	$15,423	$10,584	$—
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended June 30, 2019				Six Months Ended June 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$1,375	$6,881	$1,115	$13,804	$2,553	$13,698	$2,151	$25,899
Direct to Consumer	1,245	116	4,933	14,779	2,553	238	9,607	27,021
Total	$2,620	$6,997	$6,048	$28,583	$5,106	$13,936	$11,758	$52,920

	Quarter Ended June 30, 2018				Six Months Ended June 30, 2018
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$2,360	$6,573	$836	$—	$6,218	$15,103	$1,587	$—
Direct to Consumer	1,524	146	4,285	—	3,149	320	8,997	—
Total	$3,884	$6,719	$5,121	$—	$9,367	$15,423	$10,584	$—
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of June 30, 2019 and December 31, 2018, our balance of long-term accounts receivable was $0.1 million and $0.7 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2018 to June 30, 2019 is primarily due to the timing of expected cash receipts. During the quarter and six months ended June 30, 2019, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received or due in advance of our completion of the underlying performance obligation. As of June 30, 2019, we had a deferred revenue balance of $6.2 million, an increase of $3.8 million from December 31, 2018, primarily due to deferred revenue associated with Napster.

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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stock-based compensation expense	$533	$457	$1,917	$1,614
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.26%	2.72%	2.32%	2.59%
Expected life (years)	3.8	3.8	4.1	4.0
Volatility	41%	35%	41%	35%
The total stock-based compensation amounts for 2019 and 2018 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the six months ended June 30, 2019 and 2018 was stock compensation expense recorded in the first quarter of 2019 and 2018 related to our 2018 and 2017 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019 and 2018, respectively.
As of June 30, 2019, $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

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
Following the January 2019 acquisition, RealNetworks has the right to nominate directors constituting a majority of the Napster board of directors, however, Napster will continue to operate as an independent business with its own board of directors, strategy and leadership team. We are consolidating Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition, and Napster is reported as a separate segment in RealNetworks' consolidated financial statements. Napster, however, remains a distinct legal entity and RealNetworks assumes no ownership or control over the assets or liabilities of Napster.

We have preliminarily recorded 100% of the estimated fair value of the assets acquired and liabilities assumed as of January 18, 2019 based on the results of an independent valuation. The 16% of Napster that we do not own is accounted for as a noncontrolling interest in our consolidated financial statements, and as part of this consolidation, the carrying value of our previous 42% equity method investment was remeasured to fair value on the acquisition date. The remeasurement to fair value of the historical 42% ownership interest resulted in the recognition of a $2.7 million gain in the first quarter of 2019, which is a component of the overall gain recognized as a part of this transaction. Our consolidated balance sheet reflects Napster's working capital deficit, which results in a consolidated working capital deficit. RealNetworks does not have any contractual or implied obligation to provide funding or other financial support to Napster, or to guarantee or provide other such support related to Napster's third party borrowing or Napster's other obligations on our consolidated balance sheet, except as discussed in Note 15 Commitments and Contingencies.
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
The fair value of our preexisting 42% equity method investment has been remeasured to an estimated fair value of $2.7 million, which resulted in a pretax gain of $2.7 million, as our existing carrying value was zero. This gain, as well as the settlement of preexisting relationships and other purchase accounting adjustments discussed below, comprise the total gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations for the first quarter of 2019.
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
The fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to estimated fair value of $11.6 million. This fair value calculation is directly impacted by the estimated total enterprise value described above. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. Of the total amount of $11.6 million, we accrued $2.6 million and $9.0 million in Accrued royalties, fulfillment and other current liabilities, and Other long-term liabilities, respectively, as of March 31, 2019. See Note 6 Fair Value Measurements for details on the adjustment to this liability for the second quarter of 2019.
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
We recorded the fair value of noncontrolling interests on the acquisition date, estimated at $0.6 million, using the estimated total enterprise value described above.
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
We began consolidating Napster's results of operations and cash flows into our consolidated financial statements after January 18, 2019. For the quarter ended June 30, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations was $28.6 million and $1.5 million, respectively. For the six months ended June 30, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations was $52.9 million and $3.3 million, respectively.
The following table provides the supplemental pro forma revenue and net results of the combined entity had the acquisition date of Napster been the first day of our first quarter of 2018 rather than during our first quarter of 2019 (in thousands):

	Quarter Ended - Pro Forma (Unaudited) June 30,		Six Months Ended - Pro Forma (Unaudited) June 30,
	2019	2018	2019	2018
Net revenue	$44,355	$52,296	$90,193	$112,145
Net income (loss) attributable to RealNetworks (1)	(8,455)	(4,694)	(17,973)	2,295
(1) The pro forma net earnings attributable to RealNetworks for the quarter ended June 30, 2018 include $0.4 million of transaction costs, and for the six months ended June 30, 2018, pro forma net earnings attributable to RealNetworks include the acquisition related gain of $12.3 million and $1.2 million of transaction costs. The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions and conform Napster's accounting policies to RealNetworks'. These pro forma results also reflect amortization of acquisition-related intangibles and fair value adjustments to deferred revenue and contingent consideration.
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
For the quarter and six months ended June 30, 2019, we incurred approximately $0.4 million and $1.2 million, respectively, in acquisition-related costs, including regulatory, legal, and other advisory fees, which we have recorded within general and administrative expenses.
Games
As described in more detail in our 2018 10-K, in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million in April 2018.

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2019				June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$25,660	$—	$—	$25,660	$25,660
Money market funds	679	—	—	679	679
Total cash and cash equivalents	26,339	—	—	26,339	26,339
Restricted cash equivalents	—	2,124	—	2,124	2,124
Total assets	$26,339	$2,124	$—	$28,463	$28,463
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,685	$2,685	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,215	9,215	N/A
Total liabilities	$—	$—	$11,900	$11,900	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2018				December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$22,853	$—	$—	$22,853	$22,853
Money market funds	12,708	—	—	12,708	12,708
Total cash and cash equivalents	35,561	—	—	35,561	35,561
Short-term investments:
Corporate notes and bonds	—	24	—	24	24
Total short-term investments	—	24	—	24	24
Restricted cash equivalents	—	1,630	—	1,630	1,630
Warrants issued by Napster (included in Other assets)	—	—	865	865	—
Total assets	$35,561	$1,654	$865	$38,080	$37,215
Restricted cash equivalents as of June 30, 2019 and December 31, 2018 relate to cash pledged as collateral against letters of credit in connection with lease agreements.
Accrued royalties, fulfillment and other current liabilities and Other long-term liabilities as of June 30, 2019 include the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions, after completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, this liability is adjusted quarterly to fair value through earnings. In the second quarter of 2019, we recorded the change in fair value of the contingent consideration of $0.3 million as an increase to the total liability on the consolidated balance sheet and as general and administrative expense on the consolidated statement of operations.
Realized gains or losses on sales of short-term investment securities for the quarters and six months ended June 30, 2019 and 2018 were not significant. Gross unrealized gains and gross unrealized losses on short-term investment securities as of June 30, 2019 and December 31, 2018 were also not significant.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2019 and 2018, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$41,155	$31,358	$9,797	$30,993	$30,993	$—
Developed technology	29,934	24,710	5,224	24,446	24,446	—
Patents, trademarks and tradenames	10,471	3,879	6,592	3,765	3,765	—
Service contracts	5,454	5,451	3	5,538	5,512	26
Total	$87,014	$65,398	$21,616	$64,742	$64,716	$26
Amortization expense related to other intangible assets during the quarters ended June 30, 2019, and June 30, 2018, was $1.1 million and $0.1 million, respectively. Amortization expense related to other intangible assets during the six months ended June 30, 2019, and June 30, 2018, was $2.1 million and $0.2 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

Future Amortization
2019 (Excluding the six months ended June 30, 2019)	$2,266
2020	4,526
2021	4,526
2022	2,641
2023	1,145
Thereafter	6,512
$21,616
See Note 5 Acquisitions for details on our acquisitions. No impairments of other intangible assets were recognized in either of the six months ended June 30, 2019 or 2018.

Note 8	Goodwill
The following table presents changes in goodwill (in thousands):

Balance, December 31, 2018	$16,955
Increases due to current year acquisitions	48,474
Effects of foreign currency translation	(34)
Balance, June 30, 2019	$65,395
See Note 5 Acquisitions for details on our acquisitions and the impact to goodwill.
The following table presents goodwill by segments (in thousands):

June 30, 2019
Consumer Media	$580
Mobile Services	2,032
Games	14,309
Napster	48,474
Total goodwill	$65,395
No impairment of goodwill was recognized in either of the six months ended June 30, 2019 or in 2018.

Note 9	Accrued royalties, fulfillment and other current liabilities
Accrued royalties, fulfillment and other current liabilities (in thousands):

	June 30, 2019	December 31, 2018
Royalties and other fulfillment costs	$75,849	$1,989
Employee compensation, commissions and benefits	6,395	4,444
Sales, VAT and other taxes payable	3,293	785
Operating Lease Liabilities - Current	5,028	—
Other	7,386	4,094
Total accrued royalties, fulfillment and other current liabilities	$97,951	$11,312
Included in royalties and other fulfillment costs are Napster's accrued music royalties totaling $74.1 million at June 30, 2019. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid.
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
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $12.9 million at June 30, 2019 are included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset on the unaudited condensed consolidated balance sheets.

Note 10	Notes Payable - Napster
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. As of June 30, 2019, Napster had $7.9 million borrowings outstanding with an interest rate of 2.25%.
In 2015, Napster entered into a Loan and Security Agreement (Revolver LSA) with a bank. The available borrowing on the Revolver LSA was based upon Napster's accounts receivable and direct to consumer subscription deposits. The Revolver LSA had a maximum available balance of $7.0 million. The Revolver LSA matured and the loan balance was paid in full on April 30, 2019.
The Revolver LSA required Napster to maintain a balance of unrestricted cash at the bank of not less than $1.5 million plus 5% of the total amount outstanding under the NRP Agreement. As the loan was paid off on April 30, 2019, this amount is no longer restricted.

Note 11	Restructuring Charges
Restructuring and other charges in 2019 and 2018 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs due to workforce reductions.
Our Games segment continues its shift to focus on free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase. While certain new premium mobile games will be offered, this shift in focus resulted in restructuring costs of $0.6 million for the quarter, recorded in the Corporate segment.
Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the six months ended June 30, 2019	$344	$552	$896
Costs incurred and charged to expense for the six months ended June 30, 2018	$688	$—	$688
Changes to the accrued restructuring liability (which is included in Accrued royalties, fulfillment and other current liabilities) for 2019 (in thousands) are as follows:

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2018	$755	$—	$755
Costs incurred and charged to expense for the six months ended June 30, 2019, excluding noncash charges	344	227	571
Cash payments	(693)	—	(693)
Accrued liability at June 30, 2019	$406	$227	$633

Note 12	Income Taxes
As of June 30, 2019, RealNetworks has $4.5 million in uncertain tax positions, of which $4.1 million of unrecognized tax positions was recorded through purchase accounting on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to RealNetworks	$(9,202)	$(6,930)	$(7,669)	$(12,108)
Weighted average common shares outstanding used to compute basic EPS	37,948	37,577	37,885	37,514
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	37,948	37,577	37,885	37,514

Basic EPS attributable to RealNetworks	$(0.24)	$(0.18)	$(0.20)	$(0.32)
Diluted EPS attributable to RealNetworks	$(0.24)	$(0.18)	$(0.20)	$(0.32)
During the quarter and six months ended June 30, 2019, 7.7 million and 7.3 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
We have operating leases for office space and data centers with remaining lease terms of 1 year to 5 years.
Details related to lease expense and supplemental cash flow were as follows (in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease expense	$1,463	$2,803
Variable lease expense	358	511
Sublease income	(511)	(986)
Net lease expense	$1,310	$2,328

Operating cash outflows for lease liabilities	$1,412	$2,873

Details related to lease term and discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (in years)	4 years
Weighted-average discount rate	5.13%
Future minimum lease payments as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019 (Excluding the six months ended June 30, 2019)	$2,737
2020	4,909
2021	3,296
2022	2,429
2023	2,347
Thereafter	1,634
Total minimum payments(a)	17,352
Less: Imputed interest	1,940
Present value of total minimum payments(b)	$15,412
(a)Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $6.9 million; minimum payments also have not been reduced by sublease rentals of $6.1 million due in the future under noncancelable subleases.
(b)$10.4 million is included in Long-term lease liabilities and $5.0 million is included in Accrued royalties, fulfillment, and other current liabilities on the condensed consolidated balance sheets.
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
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims made basis, subject to an overall maximum of $10.0 million. We have not recorded an accrual related to this settlement as of June 30, 2019 as the amount payable is not reasonably estimable. In May 2019, public notice was posted about the settlement informing purported class members that they can make claims or object to the settlement. The claims period ends on December 31, 2019, on which date (or shortly thereafter), Napster expects to know the total amount of damages payable in respect to validly made claims. Damages for valid claims are expected to be paid in the second quarter of 2020.

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

Segment results for the quarters and six months ended June 30, 2019 and 2018 (in thousands):

Consumer Media	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$2,620	$3,884	$5,106	$9,367
Cost of revenue	803	1,028	1,636	2,021
Gross profit	1,817	2,856	3,470	7,346
Operating expenses	2,877	3,439	5,996	7,357
Operating income (loss)	$(1,060)	$(583)	$(2,526)	$(11)

Mobile Services	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$6,997	$6,719	$13,936	$15,423
Cost of revenue	1,865	2,134	3,913	4,450
Gross profit	5,132	4,585	10,023	10,973
Operating expenses	7,438	6,969	14,999	14,335
Operating income (loss)	$(2,306)	$(2,384)	$(4,976)	$(3,362)

Games	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$6,048	$5,121	$11,758	$10,584
Cost of revenue	1,655	1,456	3,325	3,273
Gross profit	4,393	3,665	8,433	7,311
Operating expenses	5,288	5,095	10,325	10,012
Operating income (loss)	$(895)	$(1,430)	$(1,892)	$(2,701)

Napster	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$28,583	$—	$52,920	$—
Cost of revenue	23,026	—	43,422	—
Gross profit	5,557	—	9,498	—
Operating expenses	6,638	—	12,170	—
Operating income (loss)	$(1,081)	$—	$(2,672)	$—

Corporate	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$(67)	$7	$(144)	$17
Operating expenses	4,116	2,429	8,373	5,696
Operating income (loss)	$(4,049)	$(2,436)	$(8,229)	$(5,713)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$21,322	$7,646	$40,292	$19,080
Europe	17,097	3,010	32,481	6,035
Rest of the World	5,829	5,068	10,947	10,259
Total net revenue	$44,248	$15,724	$83,720	$35,374
Long-lived assets (consisting of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	June 30, 2019	December 31, 2018
United States	$89,883	$11,823
Europe	11,028	6,761
Rest of the World	2,902	1,151
Total long-lived assets	$103,813	$19,735

Note 18	Related Party Transactions
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
In December 2016, RealNetworks and the other then-owner of 42% of Napster each entered into an agreement to loan up to $5.0 million to Napster for general operating purposes, which loans were fully funded as of the end of January 2017 for an aggregate of $10 million. Included in RealNetworks' January 2019 acquisition of the additional 42% interest in Napster, RealNetworks assumed the seller's $5.0 million note, resulting in RealNetworks holding $10 million of notes receivable from Napster. The terms of the notes were modified subsequent to the original December 2016 execution, including a provision, effective July 2018, that requires repayment at the greater of (a) principal plus accrued interest at an annual rate of 15% or (b) a preference of three times the principal amount. In May 2019, RealNetworks extended a short-term loan to Napster in the principal amount of $1.1 million at an annual interest rate of 4.5%. These loans are subordinate to Napster's third party debt, as discussed in Note 10 Notes Payable - Napster.
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

Note 19	Subsequent Event

In August 2019, RealNetworks and Napster entered into a Loan and Security Agreement (the “Loan Agreement”) with a third-party financial institution. Under the terms of the Loan Agreement, the bank will extend a revolving line of credit not to exceed $10 million in the aggregate. Advances on the revolving line of credit, which will be used for working capital and general corporate purposes, are based on a borrowing base that comprises accounts receivable and direct-to-consumer deposits. As of the date of this filing, no amounts are outstanding on the revolving line of credit.
Borrowings under the Loan Agreement are secured by a first priority security interest in the assets of RealNetworks and Napster. Advances bear interest at a rate equal to one-half of one percent point (0.5%) above the greater of the prime rate or 5.5%, with monthly payments of interest only and principal due at the end of the two-year term. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining an unrestricted cash balance of $3.5 million.

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
Our Games business generates revenue primarily through the development, publishing, and distribution of casual games under the GameHouse and Zylom brands. Games are offered via mobile devices, digital downloads, and subscription play. In addition to the sale of individual games and subscription offerings, we also derive revenue from player purchases of in-game virtual goods within our free-to-play games and from advertising on games sites and social network sites.
As described in Note 5 Acquisitions, RealNetworks acquired an additional 42% interest in Napster on January 18, 2019 resulting in our having a majority voting interest, owning 84% of Napster's outstanding equity. We consolidate Napster's financial results into our financial statements for fiscal periods following the closing of the acquisition, and Napster is reported as a separate segment in RealNetworks financial statements and related disclosures following the acquisition.
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
As of June 30, 2019, we had $26.3 million in unrestricted cash and cash equivalents, compared to $35.6 million as of December 31, 2018. The 2019 decrease in cash and cash equivalents compared to the prior year end amount was due to our ongoing cash flows used in operating activities, which totaled $16.1 million in the first six months of 2019, and Napster's net repayment of debt of $4.3 million, offset in part by the January 2019 acquisition of Napster, which added $9.9 million of cash.
Condensed consolidated results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total revenue	$44,248	$15,724	$28,524	181%	$83,720	$35,374	$48,346	137%
Cost of revenue	27,282	4,625	22,657	490%	52,152	9,761	42,391	434%
Gross profit	16,966	11,099	5,867	53%	31,568	25,613	5,955	23%
Gross margin	38%	71%			38%	72%
Operating expenses	26,357	17,932	8,425	47%	51,863	37,400	14,463	39%
Operating loss	$(9,391)	$(6,833)	$(2,558)	(37)%	$(20,295)	$(11,787)	$(8,508)	(72)%
In the second quarter of 2019, our total consolidated revenue increased $28.5 million as compared with the year-earlier period, due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster's revenues for the second quarter of 2019 totaled $28.6 million. For the second quarter of 2019 compared to the prior year period, our Games and Mobile Services segment segments revenues increased by $0.9 million and $0.3 million, respectively, offset by declines in our Consumer Media segment of $1.3 million. See below for further discussion of our segment results.
Cost of revenue increased by $22.7 million for the quarter ended June 30, 2019, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's cost of revenue for the second quarter of 2019 totaled $23.0 million and its gross margin was 19 percent.
Operating expenses increased by $8.4 million in the quarter ended June 30, 2019 as compared with the year-earlier period, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster operating expenses for the second quarter of 2019 totaled $6.6 million. Operating expenses within Corporate in the second quarter of 2019 included $0.6 million of restructuring costs due to the changes within our Games segment, $0.4 million of acquisition-related costs and $0.3 million of change in fair value of the Napster contingent consideration liability.
For the six months ended June 30, 2019, our total consolidated revenue increased $48.3 million as compared to the prior year, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's revenue for the six months ended June 30, 2019 totaled $52.9 million. For the six months ended June 30, 2019 compared to the prior year period, our Games segment revenue increased by $1.2 million, offset by declines in our Consumer Media segment and Mobile Services segment of $4.3 million and $1.5 million, respectively. See below for further discussion of our segment results.
Cost of revenue increased by $42.4 million in the six months ended June 30, 2019 as compared to the prior year period primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's cost of revenue for the six months ended June 30, 2019 totaled $43.4 million and its gross margin was 18 percent. This increase was offset by a $0.4 million decrease in our Consumer Media segment and a $0.5 million decrease in our Mobile Services segment.
Operating expenses increased by $14.5 million in the six months ended June 30, 2019 as compared with the prior year primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's operating expenses for the six months ended June 30, 2019 totaled $12.2 million, including $0.2 million of acquisition-related costs. Operating expenses within Corporate in the six months ended June 30, 2019 included an additional $1.0 million of acquisition-related costs and $0.3 million of change in fair value of the Napster contingent consideration liability. Also contributing to the overall increase was $0.5 million increase in facilities expense. Included in the results for the six months ended June 30, 2018, there was a benefit of $0.5 million in lease exit and related charges following the renegotiation of certain leases.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$2,620	$3,884	$(1,264)	(33)%	$5,106	$9,367	$(4,261)	(45)%
Cost of revenue	803	1,028	(225)	(22)%	1,636	2,021	(385)	(19)%
Gross profit	1,817	2,856	(1,039)	(36)%	3,470	7,346	(3,876)	(53)%
Gross margin	69%	74%			68%	78%
Operating expenses	2,877	3,439	(562)	(16)%	5,996	7,357	(1,361)	(18)%
Operating income (loss)	$(1,060)	$(583)	$(477)	(82)%	$(2,526)	$(11)	$(2,515)	NM
Total Consumer Media revenue for the quarter ended June 30, 2019 decreased $1.3 million as compared to the same quarter in 2018, due primarily to continued lower software license revenues of $0.9 million and subscription services revenues of $0.2 million, described more fully below. The overall decrease in revenues was also impacted by lower product sales, advertising and other revenues of $0.2 million.
Software License
For our software license revenues, the $0.9 million decrease was primarily due to the continuing decline of shipments by our customers and the timing of contract renewals. The bulk of these licenses are in China and, in the near term, we expect to see further declines.

Subscription Services
For our subscription services revenues, the $0.2 million decrease was primarily due to continuing declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the quarter ended June 30, 2019 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits, bandwidth and license royalty costs.
Operating expenses decreased $0.6 million as compared with the year-earlier period, primarily due to reductions in salaries, benefits, and professional services fees.
Total Consumer Media revenue for the six months ended June 30, 2019 decreased $4.3 million as compared to the prior year, due primarily to lower software license revenues of $3.5 million and subscription services revenues of $0.4 million, described more fully below. The overall decrease in revenues was also impacted by lower product sales, advertising and other revenues of $0.4 million.
Software License
For our software license revenues, the $3.5 million decrease was primarily due to the continuing decline of shipments by our customers and the timing of contract renewals. The bulk of these licenses are in China and, in the near term, we expect to see further declines.
Subscription Services
For our subscription services revenues, the $0.4 million decrease was primarily due to continuing declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the six months ended June 30, 2019 decreased $0.4 million compared with the prior-year period. This was primarily due to reductions in salaries and benefits, bandwidth and license royalty costs.
Operating expenses decreased $1.4 million as compared with the prior-year period, primarily due to reductions in salaries, benefits, and professional services fees.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$6,997	$6,719	$278	4%	$13,936	$15,423	$(1,487)	(10)%
Cost of revenue	1,865	2,134	(269)	(13)%	3,913	4,450	(537)	(12)%
Gross profit	5,132	4,585	547	12%	10,023	10,973	(950)	(9)%
Gross margin	73%	68%			72%	71%
Operating expenses	7,438	6,969	469	7%	14,999	14,335	664	5%
Operating loss	$(2,306)	$(2,384)	$78	3%	$(4,976)	$(3,362)	$(1,614)	(48)%
Total Mobile Services revenue increased by $0.3 million in the quarter ended June 30, 2019 compared with the prior-year period. The revenue increase was due to higher software license revenues of $0.5 million, offset in part by a $0.2 million decrease in subscription services revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily due to revenue from sales of our new SAFR product in the second quarter of 2019.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $0.5 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.4 million.
Cost of revenue decreased by $0.3 million in the quarter ended June 30, 2019 compared with the prior-year period, due primarily to reductions in salaries, benefits and infrastructure expenses.
Operating expenses increased by $0.5 million for the quarter ended June 30, 2019 compared with the year-earlier period primarily due to increased salaries, benefits and marketing expenses related to increased efforts towards our growth initiatives.

Total Mobile Services revenue decreased by $1.5 million in the six months ended June 30, 2019 compared with the prior-year period. The revenue decrease was due to declines of $1.2 million in subscription services revenues and $0.2 million in software license revenues, described more fully below.
Software License
For our software license revenues, the decrease was primarily the result of revenue recognition timing which caused more revenue to be recognized in the first quarter of 2018 for our integrated RealTimes products offered to mobile carriers; this was partially offset by the second quarter 2019 recognition of revenue from sales of our new SAFR product.
Subscription Services
For our subscription services, the decrease was primarily the result of lower revenue from our ringback tones business.
Cost of revenue decreased by $0.5 million in the six months ended June 30, 2019 compared with the prior-year period, due primarily to reductions in salaries, benefits, and infrastructure expenses.
Operating expenses increased by $0.7 million for the six months ended June 30, 2019 compared with the year-earlier period primarily due to increased salaries, benefits, and marketing expenses.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$6,048	$5,121	$927	18%	$11,758	$10,584	$1,174	11%
Cost of revenue	1,655	1,456	199	14%	3,325	3,273	52	2%
Gross profit	4,393	3,665	728	20%	8,433	7,311	1,122	15%
Gross margin	73%	72%			72%	69%
Operating expenses	5,288	5,095	193	4%	10,325	10,012	313	3%
Operating loss	$(895)	$(1,430)	$535	37%	$(1,892)	$(2,701)	$809	30%
Total Games revenue increased $0.9 million for the quarter ended June 30, 2019 as compared with the year-earlier period due primarily to increases of $0.7 million in our subscription services and advertising and other revenues and $0.2 million in product sales revenues, described more fully below. Our Games segment continues to shift its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase. While certain new premium mobile games will be offered, this shift in focus resulted in restructuring costs of $0.6 million for the quarter, recorded in the Corporate segment.
Subscription Services
Our subscription sales increased $0.4 million as a result of new subscription offerings for our Original Stories.
Product Sales
Our product sales increased $0.2 million as a result of higher in-game purchases of $0.7 million compared to the prior-year period, partially offset by lower sales of games of $0.5 million as we continue to shift toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.3 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play and other mobile games.
Cost of revenue increased $0.2 million in the quarter ended June 30, 2019 when compared with the prior-year period due to higher app store fees of $0.3 million, partially offset by lower publisher license and service royalties of $0.1 million.
Operating expenses increased $0.2 million in the quarter ended June 30, 2019 when compared with the prior-year period, due to higher marketing expenses.
Total Games revenue increased $1.2 million for the six months ended June 30, 2019 as compared with the year-earlier period due primarily to increases of $1.4 million in our subscription services and advertising and other revenues, partially offset by a decrease of $0.2 million in product sales revenues, described more fully below.
Subscription Services

Our subscription sales increased $0.7 million as a result of new subscription offerings for our Original Stories games.
Product Sales
Our product sales decreased $0.2 million as a result of lower sales of games revenue of $1.6 million compared to the prior-year period, partially offset by higher in-game purchases of $1.4 million as we continue to shift toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.7 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play and other mobile games.
Cost of revenue increased $0.1 million in the six months ended June 30, 2019 when compared with the prior-year period due to higher app store fees of $0.4 million, partially offset by lower publisher license and service royalties of $0.2 million and facilities costs of $0.1 million.
Operating expenses increased $0.3 million in the six months ended June 30, 2019 when compared with the prior-year period, largely due to professional services fees of $0.2 million from increased developer costs and marketing fees $0.5 million, partially offset by lower salaries and benefits of $0.2 million.
Napster
Napster segment results of operations were as follows (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
Revenue	$28,583	$—	$28,583	$52,920	$—	$52,920
Cost of revenue	23,026	—	23,026	43,422	—	43,422
Gross profit	5,557	—	5,557	9,498	—	9,498
Gross margin	19%	—%		18%	—%
Operating expenses	6,638	—	6,638	12,170	—	12,170
Operating loss	$(1,081)	$—	$(1,081)	$(2,672)	$—	$(2,672)
As described in Note 5 Acquisitions, we acquired control and began consolidating Napster effective January 18, 2019. Our consolidated results include Napster from the acquisition date forward.
Napster's revenues relate to subscription services and include $14.8 million of direct to consumer revenues and $13.8 million of revenues resulting from services sold through distribution partners in the quarter ended June 30, 2019.
Cost of revenues primarily consist of content royalties related to music label and publishing rights for the domestic and international music streaming services. These costs can vary materially from period to period due to the significant judgments, assumptions, and estimates of the amounts to be paid. Napster's cost of revenues for the quarter ended June 30, 2019 included $0.4 million of amortization expense related to intangible assets acquired.
Operating expenses primarily include salaries, benefits, and professional services fees. In the quarter ended June 30, 2019, Napster's operating expenses included $0.8 million of amortization expense related to intangible assets acquired.
For the six months ended June 30, 2019 Napster's revenues included $27.0 million in direct to consumer revenues and $25.9 million of revenues resulting from services sold through distribution partners. Napster's direct to consumer revenues in the six months ended June 30, 2019 were reduced by $0.7 million of unfavorable impact from the fair value measurement of Napster deferred revenue upon acquisition.
Napster's cost of revenues for the six months ended June 30, 2019 included $0.7 million of amortization expense related to intangible assets acquired.
In the six months ended June 30, 2019, Napster's operating expenses included $1.4 million of amortization expense related to intangible assets acquired and $0.2 million of acquisition-related costs.

Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenue	$(67)	$7	$(74)	NM	$(144)	$17	$(161)	NM
Operating expenses	4,116	2,429	1,687	69%	8,373	5,696	2,677	47%
Operating loss	$(4,049)	$(2,436)	$(1,613)	(66)%	$(8,229)	$(5,713)	$(2,516)	(44)%
Operating expenses increased by $1.7 million in the quarter ended June 30, 2019 compared with the year-earlier period. The increase was primarily from $0.6 million of higher restructuring costs in the second quarter of 2019 due to the changes within our Games segment described in Note 11 Restructuring Charges and $0.4 million of costs associated with our acquisition of Napster. Note there are no other costs within Corporate related to our Napster segment. In addition, as described in more detail in Note 6 Fair Value Measurements, in the second quarter of 2019 we recorded the change in fair value of the Napster contingent consideration liability of $0.3 million as an expense.
Operating expenses increased by $2.7 million in the six months ended June 30, 2019 compared with the year-earlier period, primarily due to higher salaries, benefits, and professional fees driven by $1.0 million of costs associated with our acquisition of Napster. The overall increase was also impacted by $0.2 million of higher restructuring costs in the first six months of 2019 due to the action described above and the second quarter 2019 expense of $0.3 million related to the Napster contingent consideration, also described above.
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

	Quarter Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$8,876	$7,652	$1,224	16%	$17,709	$15,346	$2,363	15%
Sales and marketing	8,360	4,883	3,477	71%	16,502	10,880	5,622	52%
General and administrative	8,392	5,339	3,053	57%	16,756	10,940	5,816	53%
Restructuring and other charges	729	187	542	290%	896	688	208	30%
Lease exit and related charges	—	(129)	129	(100)%	—	(454)	454	(100)%
Total consolidated operating expenses	$26,357	$17,932	$8,425	47%	$51,863	$37,400	$14,463	39%
Research and development expenses increased by $1.2 million in the quarter ended June 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster's research and development expenses for the second quarter of 2019 totaled $1.8 million. This increase was offset by a decrease in salaries, benefits, and professional services of $0.7 million related to our other segments.
Research and development expenses increased by $2.4 million in the six months ended June 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's research and development expenses for the first half of 2019 totaled $3.2 million. These increases were offset by a decrease in salaries, benefits, and professional services of $1.1 million.
Sales and marketing expenses increased $3.5 million in the quarter ended June 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's sales and marketing expenses for the second quarter of 2019 totaled $2.5 million. The overall increase in sales and marketing expenses was also impacted by $0.5 million increase in salaries, benefits, and professional services and $0.5 million in marketing expenses due to increased efforts towards our growth initiatives.
Sales and marketing expenses increased $5.6 million in the six months ended June 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's sales and marketing expenses for the first half of 2019 totaled $4.6 million. The overall increase in sales and marketing expenses was also impacted by $0.7 million increase in salaries, benefits, and professional services and $0.4 million in marketing expenses due to increased efforts towards our growth initiatives.
General and administrative expenses increased by $3.1 million in the quarter ended June 30, 2019 as compared with the year-earlier period. The increase was primarily due to the acquisition of Napster as discussed above. Napster's general and administrative expenses for the second quarter of 2019 totaled $2.4 million. We also incurred expenses of $0.4 million in the second quarter of 2019 for costs associated with our acquisition of Napster. In addition, as described in more detail in Note 6 Fair Value Measurements, in the second quarter of 2019 we recorded the change in fair value of the Napster contingent consideration liability of $0.3 million as an expense.
General and administrative expenses increased by $5.8 million in the six months ended June 30, 2019 as compared with the year-earlier period. The increase was primarily due to the acquisition of Napster as discussed above. Napster's general and administrative expenses for the first half of 2019 totaled $4.4 million. We also incurred expenses of $1.0 million in the first half of 2019 for costs associated with our acquisition of Napster. In addition, in the second quarter of 2019 we recorded the change in fair value of the Napster contingent consideration liability of $0.3 million as an expense.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 11 Restructuring Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	$ Change	2019	2018	$ Change
Interest expense	$(43)	$—	$(43)	$(209)	$—	$(209)
Interest income	40	111	(71)	117	198	(81)
Gain (loss) on equity investment, net	—	—	—	12,338	—	12,338
Other income (expense), net	183	(42)	225	310	(83)	393
Total other income (expense), net	$180	$69	$111	$12,556	$115	$12,441
Interest expense relates to Napster's notes payable, described in detail in Note 10 Notes Payable - Napster.
Total other income (expense), net, for the six months ended June 30, 2019 includes $12.3 million related to RealNetworks' gain on consolidation of Napster, as described in more detail in Note 5 Acquisitions.
Income Taxes
During the quarters ended June 30, 2019 and 2018, we recognized income tax expense of $0.2 million related to U.S. and foreign income taxes, respectively. During the six months ended June 30, 2019 and 2018, we recognized income tax expense of $0.5 million and $0.4 million, respectively, related to U.S. and foreign income taxes.
As of June 30, 2019, RealNetworks has $4.5 million in uncertain tax positions, of which $4.1 million of unrecognized tax positions was recorded through purchase accounting on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2019. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended June 30, 2019, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2019 was minimal.
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

New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2019	December 31, 2018
Working capital	$(37,964)	$33,481
Cash, cash equivalents, and short-term investments	26,339	35,585
Restricted cash equivalents	2,124	1,630
The 2019 decrease in working capital from December 31, 2018 was due primarily to the consolidation of Napster, which has a negative working capital position, due in part to its accrued music royalties, which totaled $74.1 million at June 30, 2019.
Cash and cash equivalents, and short-term investments decreased from December 31, 2018 due to our ongoing negative cash flow from operating activities, which totaled $16.1 million in the first six months of 2019, and Napster's net repayment of debt of $4.3 million, offset in part by our January 2019 acquisition of Napster, which added $9.9 million of net cash and cash equivalents. In the near term, we expect to see continued net negative cash flow from operating activities.
The increase in restricted cash equivalents is due to Napster's restricted amounts. See Note 6 Fair Value Measurements for additional details.
The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(16,099)	$(12,730)
Cash provided by investing activities	11,411	954
Cash used in financing activities	(3,951)	(129)
Cash used in operating activities consisted of net income (loss) including noncontrolling interests adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, gain on equity investment, fair value adjustments to contingent consideration liability and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $3.4 million higher in the six months ended June 30, 2019 as compared to the same period in 2018. Cash used in operations was higher due to our higher operating loss recorded for the six months ended June 30, 2019 compared to the prior year period, partially offset by the net change in operating assets and liabilities.
For the six months ended June 30, 2019, cash provided by investing activities of $11.4 million was primarily due to our acquisition of Napster on January 18, 2019. Our initial cash consideration paid at closing of $0.2 million was offset by the cash, cash equivalents and restricted cash on Napster's balance sheet at that date. As fully described below, we are obligated to make further cash payments relating to the acquisition. The increase was offset in part by fixed asset purchases of $0.9 million.
For the six months ended June 30, 2018, cash provided by investing activities of $1.0 million was due to sales and maturities of short-term investments, which totaled $5.7 million. The maturities were offset by our purchase of a Netherlands-based game development studio in the second quarter of 2018 for net cash consideration of $4.2 million and by fixed asset purchases of $0.6 million.
Cash used by financing activities for the six months ended June 30, 2019 was $4.0 million. This cash outflow was primarily due to Napster's April 30, 2019 payoff of its outstanding revolver, in the amount of $4.9 million. Napster's borrowings are described in Note 10 Notes Payable - Napster.
Cash used in financing activities for the six months ended June 30, 2018 was $0.1 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Three customers in our Napster segment accounted for more than 10% of trade accounts receivable as of June 30, 2019, with the customers accounting for 26%, 13% and 10% each. Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2018, with the customers accounting for 23%, 11% and 10% each. One customer in our Napster segment accounted for 14% of consolidated revenue, or $12.0 million, during the six months ended June 30, 2019. No individual customer accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2018.

While we currently have no planned significant capital expenditures for the remainder of 2019 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 5 Acquisitions, we acquired a controlling interest in Napster on January 18, 2019. We paid initial cash consideration of $0.2 million in the first quarter of 2019 and have accrued $0.8 million as a current liability as of June 30, 2019. We also have recognized a liability for the estimated fair value of the contingent consideration. As discussed in Note 5 Acquisitions, this fair value amount was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to arrive at an estimated fair value. This fair value calculation is directly impacted by the total estimated enterprise value of Napster. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. As of June 30, 2019, the estimated fair value of the contingent consideration was $11.9 million, with $2.7 million recognized as a current liability and $9.2 million as a long-term liability. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of June 30, 2019.
In August, 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Under the terms of the Agreement, which are further described in Note 19 Subsequent Event, the bank will extend a revolving line of credit not to exceed $10 million in the aggregate. Advances on the revolving line of credit will be used for working capital and general corporate purposes. As of the date of this filing, we have not requested a draw on the revolving line of credit, though may do so in future.
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
As of June 30, 2019, $17.1 million of the $26.3 million of cash and cash equivalents was held by our foreign subsidiaries.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to Napster's Notes payable. Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on Napster's outstanding Notes payable as of June 30, 2019, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euro, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of June 30, 2019 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
As disclosed in Note 5 Acquisitions, on January 18, 2019, RealNetworks acquired an additional 42% interest in Napster from its former joint venture partner resulting in RealNetworks having a controlling interest, owning 84% of Napster's outstanding equity. Napster is included in RealNetworks' condensed consolidated financial statements from the date of acquisition to June 30, 2019. As of June 30, 2019, our management has not fully assessed Napster's internal controls over financial reporting and will be testing Napster's internal controls for design and operating effectiveness throughout 2019. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Napster from our assessment. Napster accounted for approximately 68% of total assets as of June 30, 2019 and approximately 63% of total revenues of the Company for the six months ended June 30, 2019. We have performed additional analysis and procedures to enable management to conclude that we believe the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.
Except for the change related to Napster, there have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources potentially leading to the incurrence of debt, any of which would have a material adverse effect on the performance of our businesses and financial results.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives, several of which have been unsuccessful over recent years, have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units.
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
In August 2019, RealNetworks and Napster entered into a loan agreement with a third-party financial institution. Under the terms of that agreement, the bank will extend a revolving line of credit not to exceed $10 million in the aggregate. The loan agreement contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining an unrestricted cash balance of $3.5 million. We have not had a debt facility in place in our recent past, therefore the entry into this facility introduces new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit. The occurrence of any of these risks would negatively impact our financial results and stock price.
Our 84% equity interest in Napster could result in material negative implications to our financial condition and stock price.
From March 31, 2010, when we completed the restructuring of our digital audio music service joint venture, Rhapsody America LLC, now doing business under the Napster brand, until January 18, 2019, we did not have a majority voting interest in Napster. During that period, we accounted for Napster using the equity method of accounting and disclosed only strategic, business and financial information regarding Napster in our financial statements and disclosures, in accordance with accounting principles generally accepted in the United States, or GAAP. Historically, Napster generated significant accounting losses and, applying the equity method of accounting, we recognized our share of such losses on our investment. As we had no implicit or explicit commitment to provide future financial support to Napster, we did not record any further share of Napster losses that would reduce our carrying value of Napster below zero.
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 5 Acquisitions, for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors, however, Napster will continue to operate as an independent business with its own board of directors, strategy, and leadership team. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has in the past extended loans to Napster and may do so in the future.
Due to our majority voting interest and the consolidation of Napster's results and financial position with ours, Napster's current liabilities are included in RealNetworks' consolidated balance sheet, including accrued but unbilled music royalties related to past services, the ultimate payment of which is uncertain. These liabilities, although not a legal or constructive obligation of RealNetworks, result in consolidated working capital being negative, which causes management to consider whether liquidity risks exist. While we believe that these liabilities are separate obligations of Napster and RealNetworks assumes no responsibility for these liabilities, in the remote event that any such liquidity issues become significant or are deemed material to our consolidated financial statements, there could be material negative implications to our financial condition and the trading price of our stock.
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
In order to sustain our current level of business and to implement our growth initiatives, we must successfully monetize our new products and services, including through existing and new relationships with distribution partners. Our digital media products and services must be attractive and useful to distribution partners and end users. The successful acceptance and monetization of these products and services, therefore, is subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, the rapid pace of change in the market and the effectiveness of our distribution channels. Any failure by us to timely and accurately anticipate consumers’ changing needs and preferences, emerging technological trends and data privacy norms, or changes in the competitive or regulatory landscape for our products and services could result in a failure to monetize our new products or the loss of market opportunities, both of which we have experienced at various times in our past.
Moreover, in order to grow our new businesses, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing or have introduced will meet the demands of the relevant market. As we have experienced, we may not realize a sufficient return, or may experience losses, on these investments, thereby further straining our limited cash resources and negatively affecting our ability to pursue other needed growth or strategic opportunities.
Sustaining and growing our businesses, and managing our constrained cash resources, are subject to these risks inherent in developing, distributing and monetizing our new products and services. Our failure to manage these risks could further impair our operations and financial results to a material degree.
Furthermore, our products and services have been in the past and may be in the future subject to legal challenge. Responding to any such claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could constrain our growth plans and cash resources.
Our businesses, including in connection with our growth initiatives, face substantial competitive challenges that may impair our success, thus negatively impacting our future growth.
Our digital media products and services, including legacy and products/services central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, more employees and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features we currently market or are seeking to develop. In attempting to compete with any or all of these competitors, we may experience, as we have in the past, some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

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
Our Consumer Media technologies for media playback and production (RealPlayer, RealMedia VB and RealMedia HD) compete with alternative media playback technologies and audio and video content formats that have obtained broad market penetration. RealMedia VB and RealMedia HD are codecs, technology that enables compression and decompression of the media content in a (usually proprietary) format. We license our codec technology primarily to computer, smartphone and other mobile device manufacturers, and also to other partners that can support our efforts to build a strong ecosystem, like content providers and integrated circuit developers. To compete effectively, codec technologies must appeal to, and be adopted for use by, a wide range of parties: producers and providers of media content, consumers of media content, and device manufacturers who pre-load codec technologies into their devices. Our ability to sustain or grow this business is dependent on the successful promotion and adoption of our codec technologies to a wide and diverse target market, which is a complex and highly uncertain undertaking. If we are unable to compete successfully, our Consumer Media business could continue to decline.
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
In addition, although our contracts with third parties are typically for a fixed duration, they could be terminated early; and they may be renegotiated on less favorable terms or may not be renewed at all by the other party. We must, therefore, seek additional contracts with third parties on an ongoing basis to sustain and grow our business. We expect to face continuing and increased competition for the technology products and services we provide, and there is no assurance that the parties with which we currently have contracts will continue or extend current contracts on the same or more favorable terms, or that we will obtain alternative or additional contracts for our technology products and services. As we have recently experienced in our China business, the further loss of existing contracts, the failure to enter new contracts, or the deterioration of terms in our contracts with third parties could materially harm our operating results and financial condition.
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
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unpredicted, impact on our financial results. We recorded goodwill and definite-lived intangibles upon the acquisition of Napster that totaled $72.2 million on the acquisition date. See Note 5 Acquisitions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets as of June 30, 2019 was $87.0 million.
Continued loss of revenue from our subscription services is likely to continue to harm our operating results.
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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. For example, the European Union's General Data Protection Regulation (GDPR), effective in May 2018, created a variety of new compliance obligations, with significant penalties for noncompliance. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results.
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

As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In addition, we may receive complaints or inquiries directly from governmental agencies that have not been prompted by consumers. We cannot provide assurance that governmental agencies will not bring future claims, as they have on occasion in the past, regarding our marketing, or consumer services or other practices.
We face financial and operational risks associated with doing business in non-U.S. jurisdictions and operating a global business, that have in the past and could in the future have a material adverse impact on our business, financial condition and results of operations.
A material portion of our revenue is derived from sales outside of the U.S. and most of our employees are located outside of the U.S. Consequently, our business and operations depend significantly on global and national economic conditions and on applicable trade regulations and tariffs. For example, our business in China could be negatively affected by an actual or perceived lack of stability or consistency in U.S.-China trade policy. The growth of our business is also dependent in part on successfully managing our international operations. Our non-U.S. sales, purchases and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including the following:

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
The loss of key personnel at RealNetworks or our material subsidiaries, or difficulty recruiting and retaining them, could significantly harm our business or jeopardize our ability to meet our growth objectives.

Our success depends substantially on the contributions and abilities of certain key executives and employees, and we cannot provide assurance that we will be able to retain such executives and employees in the future. Executive-level turnover, as we have experienced in the past and could experience in the future, could impact our ability to retain key executives and employees, which could then harm our business and operations to the extent there is customer or employee uncertainty arising from any such transition. These risks also apply to our material subsidiaries, most notably Napster, which has experienced a high level of turnover.
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
As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. Most recently, our January 18, 2019 acquisition of a controlling interest in Napster represents a significant acquisition for RealNetworks. Although Napster will continue to operate independently and its business will not be integrated into our businesses, we still face transaction-related costs and risks related to the acquisition such as the consolidation of Napster's financial results into our financial statements.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, the acquisition method of accounting and its related estimated fair value amounts, stock-based compensation, music publisher and royalty accruals, and intangible asset valuations. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm our operating results and/or financial condition. An example of a new accounting pronouncement is the new lease accounting guidance. As discussed in Note 14 to the accompanying notes to the condensed consolidated financial statements, this new guidance requires us to record lease assets and lease liabilities on the balance sheet, which previously were off-balance sheet obligations subject to disclosure but not recognition. Changes to existing accounting rules or to our judgments and estimates underlying those rules could materially impact our reported operating results and financial condition.
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
Our January 2019 acquisition of a majority stake in Napster subjects our consolidated financial condition to new risks and uncertainties, including the following:
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
Related to Napster’s ability to access the content necessary to provide its streaming services is its dependence on third-party licenses, including the major record labels that hold the rights to stream a significant number of sound recordings. Specifically, three major labels dominate the market, and the loss of access to content controlled by any one of these labels would materially limit Napster’s offering, which would likely result in the loss of users, through both consumer subscriptions and business partnerships. Any such loss could materially impact Napster’s revenue and cause negative implications to our consolidated financial results.
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
Also common in the industry are royalty audits, lawsuits filed by rights holders, and other third-party assertions related to use of content on our platform. Napster has been the target of these types of actions in the past and expects to continue to be in the future. These matters create uncertainty, are costly, and can require a significant amount of management’s attention. Moreover, negotiations and disclosures related to these types of matters and disputes can cause damage to key business relationships, which could materially harm Napster’s business and prospects, thus impairing our consolidated financial results.
Underlying the complexity and risk involved in Napster’s ability to determine its music royalty liabilities, is the reliability of its systems of internal control and disclosure controls and procedures. We cannot provide assurance that these systems are or will continue to be effective. Although a subsidiary of ours, Napster is a privately held company that has not historically been subject to public reporting requirements or the related scrutiny. In the event that Napster’s system of internal controls, particularly relating to its music royalty accrual, is found to be ineffective, it would likely have significant negative implications to Napster’s financial results and, therefore, to our consolidated financial results, and could be implicated in our required testing of internal controls pursuant to the Sarbanes-Oxley Act of 2002.

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

REALNETWORKS, INC.

By:	/s/ Cary Baker
Cary Baker
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 5, 2019

INDEX TO EXHIBITS

Exhibit Number	Description

2.2
First Amendment to Purchase Agreement, dated as of June 11, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)

10.1 *	Loan and Security Agreement, dated as of August 1, 2019, by and among RealNetworks, Inc., Rhapsody International Inc., RealNetworks Digital Music of California, Inc., and Western Alliance Bank

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

* Portions of the exhibit have been omitted.