Form 10-Q
period 2019-09-30
REALNETWORKS INC
filed 2019-10-31
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	RNWK	The NASDAQ Stock Market
Preferred Share Purchase Rights	RNWK	The NASDAQ Stock Market
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2019 was 38,120,035.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18,101	$35,561
Short-term investments	—	24
Trade accounts receivable, net of allowances of $616 and $560	27,947	11,751
Deferred costs, current portion	950	331
Prepaid expenses and other current assets	18,931	5,911
Total current assets	65,929	53,578
Equipment, software, and leasehold improvements, at cost:
Equipment and software	31,853	37,458
Leasehold improvements	3,255	3,292
Total equipment, software, and leasehold improvements, at cost	35,108	40,750
Less accumulated depreciation and amortization	32,171	37,996
Net equipment, software, and leasehold improvements	2,937	2,754
Operating lease assets	12,499	—
Restricted cash equivalents	5,374	1,630
Other assets	2,842	3,997
Deferred costs, non-current portion	957	528
Deferred tax assets, net	831	851
Other intangible assets, net	20,309	26
Goodwill	65,154	16,955
Total assets	$176,832	$80,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,692	$3,910
Accrued royalties, fulfillment and other current liabilities	92,529	11,312
Commitment to Napster	—	2,750
Deferred revenue, current portion	6,134	2,125
Notes payable	3,599	—
Total current liabilities	106,954	20,097
Deferred revenue, non-current portion	139	268
Deferred rent	—	986
Deferred tax liabilities, net	1,225	1,168
Long-term lease liabilities	9,486	—
Long-term debt	3,900	—
Other long-term liabilities	11,195	960
Total liabilities	132,899	23,479
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 38,067 shares in 2019 and 37,728 shares in 2018	38	37
Additional paid-in capital	643,573	641,930
Accumulated other comprehensive loss	(61,929)	(61,118)
Retained deficit	(537,646)	(524,009)
Total shareholders’ equity	44,036	56,840
Noncontrolling interests	(103)	—
Total equity	43,933	56,840
Total liabilities and equity	$176,832	$80,319
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$44,993	$17,579	$128,713	$52,953
Cost of revenue	26,278	4,239	78,430	14,000
Gross profit	18,715	13,340	50,283	38,953
Operating expenses:
Research and development	8,687	8,052	26,396	23,398
Sales and marketing	8,470	4,998	24,972	15,878
General and administrative	7,132	4,586	23,888	15,526
Restructuring and other charges	691	632	1,587	1,320
Lease exit and related benefit	—	—	—	(454)
Total operating expenses	24,980	18,268	76,843	55,668
Operating loss	(6,265)	(4,928)	(26,560)	(16,715)
Other income (expenses):
Interest expense	(220)	—	(429)	—
Interest income	—	72	117	270
Gain (loss) on equity investment, net	—	—	12,338	—
Equity in net loss of Napster investment	—	(737)	—	(737)
Other income (expenses), net	541	(112)	851	(195)
Total other income (expenses), net	321	(777)	12,877	(662)
Income (loss) before income taxes	(5,944)	(5,705)	(13,683)	(17,377)
Income tax expense	310	272	812	708
Net income (loss) including noncontrolling interests	(6,254)	(5,977)	(14,495)	(18,085)
Net income (loss) attributable to noncontrolling interests	(286)	—	(858)	—
Net income (loss) attributable to RealNetworks	$(5,968)	$(5,977)	$(13,637)	$(18,085)

Net income (loss) per share attributable to RealNetworks- Basic	$(0.16)	$(0.16)	$(0.36)	$(0.48)
Net income (loss) per share attributable to RealNetworks- Diluted	$(0.16)	$(0.16)	$(0.36)	$(0.48)
Shares used to compute basic net income (loss) per share	38,062	37,618	37,944	37,549
Shares used to compute diluted net income (loss) per share	38,062	37,618	37,944	37,549

Comprehensive income (loss):
Unrealized investment holding gains (losses), net of reclassification adjustments	$—	$(3)	$—	$—
Foreign currency translation adjustments, net of reclassification adjustments	(232)	(322)	(811)	(1,530)
Total other comprehensive income (loss)	(232)	(325)	(811)	(1,530)
Net income (loss) including noncontrolling interests	(6,254)	(5,977)	(14,495)	(18,085)
Comprehensive income (loss) including noncontrolling interests	(6,486)	(6,302)	(15,306)	(19,615)
Comprehensive income (loss) attributable to noncontrolling interests	(286)	—	(858)	—
Comprehensive income (loss) attributable to RealNetworks	$(6,200)	$(6,302)	$(14,448)	$(19,615)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(14,495)	$(18,085)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	4,397	1,738
Stock-based compensation	2,420	2,113
Equity in net loss of Napster	—	737
Deferred income taxes, net	—	5
(Gain) loss on equity investment, net	(12,338)	—
Foreign currency (gain) loss	(804)	—
Fair value adjustments to contingent consideration liability	700	—
Mark to market adjustment of warrants	—	78
Net change in certain operating assets and liabilities:
Trade accounts receivable	4,036	16,754
Prepaid expenses, operating lease and other assets	1,379	(979)
Accounts payable	(64)	(15,235)
Accrued, lease and other liabilities	(5,528)	(2,754)
Net cash used in operating activities	(20,297)	(15,628)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,068)	(698)
Proceeds from sales and maturities of short-term investments	24	7,607
Acquisition, net of cash acquired	12,260	(4,192)
Net cash provided by investing activities	11,216	2,717
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	144	114
Tax payments from shares withheld upon vesting of restricted stock	(289)	(243)
Proceeds from notes payable and revolving credit facility	31,337	—
Repayments of notes payable and revolving credit facility	(35,768)	—
Payment of financing fees	(569)	—
Other financing activities	900	—
Net cash used in financing activities	(4,245)	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(390)	(962)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,716)	(14,002)
Cash, cash equivalents and restricted cash, beginning of period	37,191	53,596
Cash, cash equivalents, and restricted cash end of period	$23,475	$39,594
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2018	37,341	$37	$638,727	$(59,547)	$(500,044)	$79,173	$—	$79,173
Cumulative effect of revenue recognition accounting change	—	—	—	—	1,024	1,024	—	1,024
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	223	—	(232)	—	—	(232)	—	(232)
Stock-based compensation	—	—	1,157	—	—	1,157	—	1,157
Investments unrealized gains (losses), net of tax effects of $0	—	—	—	1	—	1	—	1
Foreign currency translation adjustments	—	—	—	396	—	396	—	396
Net income (loss)	—	—	—	—	(5,178)	(5,178)	—	(5,178)
Balances, March 31, 2018	37,564	$37	$639,652	$(59,150)	$(504,197)	$76,342	$—	$76,342
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	48	—	103	—	—	103	—	103
Stock-based compensation	—	—	457	—	—	457	—	457
Investments unrealized gains (losses), net of tax effects of $1	—	—	—	2	—	2	—	2
Foreign currency translation adjustments	—	—	—	(1,604)	—	(1,604)	—	(1,604)
Net income (loss)	—	—	—	—	(6,930)	(6,930)	—	(6,930)
Balances, June 30, 2018	37,612	$37	$640,212	$(60,752)	$(511,127)	$68,370	$—	$68,370
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	40	—	1	—	—	1	—	1
Share of Napster equity transactions	—	—	737	—	—	737	—	737
Stock-based compensation	—	—	499	—	—	499	—	499
Investments unrealized gains (losses), net of tax effects of ($1)	—	—	—	(3)	—	(3)	—	(3)
Foreign currency translation adjustments	—	—	—	(322)	—	(322)	—	(322)
Net income (loss)	—	—	—	—	(5,977)	(5,977)	—	(5,977)
Balances, September 30, 2018	37,652	$37	$641,449	$(61,077)	$(517,104)	$63,305	$—	$63,305

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	$37	$642,059	$(61,205)	$(522,476)	$58,415	$339	$58,754
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	131	—	128	—	—	128	—	128
Stock-based compensation	—	—	533	—	—	533	—	533
Foreign currency translation adjustments	—	—	—	(492)	—	(492)	—	(492)
Net income (loss)	—	—	—	—	(9,202)	(9,202)	(253)	(9,455)
Balances, June 30, 2019	38,049	$37	$642,720	$(61,697)	$(531,678)	$49,382	$86	$49,468
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	18	1	(3)	—	—	(2)	—	(2)
Stock-based compensation	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—	—	(232)	—	(232)	—	(232)
Net income (loss)	—	—	—	—	(5,968)	(5,968)	(286)	(6,254)
Other equity transactions	—	—	353	—	—	353	97	450
Balances, September 30, 2019	38,067	$38	$643,573	$(61,929)	$(537,646)	$44,036	$(103)	$43,933

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2019 and 2018

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2019. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for leases. A major change in the new guidance is that lessees are now required to present right-of-use assets and lease liabilities on the balance sheet. Enhanced disclosures are also required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted the new guidance effective January 1, 2019 and elected to apply the new guidance at the beginning of the year of adoption, rather than applying the new guidance retrospectively to each prior reporting period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classification. We have finalized our assessment of the impacts resulting from the new standard, including the impact on our internal controls. As a result of our evaluation, we have modified certain accounting policies and practices and existing controls. Adoption of the standard resulted in the recognition of $12.5 million of operating lease assets and $14.6 million of current and long-term operating lease liabilities as of January 1, 2019. The difference between the operating lease assets and lease liabilities recorded upon adoption relates to previously accrued deferred rent and lease exit and related charges included on our balance sheet as of December 31, 2018. Lease exit and related charges previously recorded pertain to the reduction in use of RealNetworks' office space and included estimates of sublease income expected to be received. The new guidance did not materially impact our consolidated statement of operations in the quarter of adoption or in the third quarter of 2019 and did not cause revision to previously recorded estimates for lease exit charges. See Note 14 Leases for additional information about the new accounting standard.
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

Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended September 30, 2019				Nine Months Ended September 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$1,987	$888	$—	$—	$3,666	$2,444	$—	$—
Subscription Services	1,028	6,007	3,056	27,302	3,156	18,387	9,114	80,222
Product Sales	207	—	3,078	—	632	—	7,243	—
Advertising and Other	410	—	1,030	—	1,284	—	2,565	—
Total	$3,632	$6,895	$7,164	$27,302	$8,738	$20,831	$18,922	$80,222

	Quarter Ended September 30, 2018				Nine Months Ended September 30, 2018
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$2,746	$520	$—	$—	$7,891	$2,324	$—	$—
Subscription Services	1,232	6,828	2,744	—	3,742	20,447	8,126	—
Product Sales	281	—	2,280	—	920	—	6,635	—
Advertising and Other	474	—	474	—	1,547	—	1,321	—
Total	$4,733	$7,348	$5,498	$—	$14,100	$22,771	$16,082	$—
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended September 30, 2019				Nine Months Ended September 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$2,398	$6,784	$1,362	$13,084	$4,951	$20,482	$3,513	$38,983
Direct to Consumer	1,234	111	5,802	14,218	3,787	349	15,409	41,239
Total	$3,632	$6,895	$7,164	$27,302	$8,738	$20,831	$18,922	$80,222

	Quarter Ended September 30, 2018				Nine Months Ended September 30, 2018
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$3,220	$7,209	$806	$—	$9,438	$22,312	$2,393	$—
Direct to Consumer	1,513	139	4,692	—	4,662	459	13,689	—
Total	$4,733	$7,348	$5,498	$—	$14,100	$22,771	$16,082	$—
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of September 30, 2019 and December 31, 2018, our balance of long-term accounts receivable was $0.3 million and $0.7 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2018 to September 30, 2019 is primarily due to the timing of expected cash receipts. During the quarter and nine months ended September 30, 2019, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of September 30, 2019, we had a deferred revenue balance of $6.3 million, an increase of $3.9 million from December 31, 2018, primarily due to deferred revenue associated with Napster.

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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stock-based compensation expense	$503	$499	$2,420	$2,113
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.71%	2.78%	2.16%	2.69%
Expected life (years)	3.8	3.8	4.1	3.9
Volatility	41%	35%	41%	35%
The total stock-based compensation amounts for 2019 and 2018 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the nine months ended September 30, 2019 and 2018 was stock compensation expense recorded in the first quarter of 2019 and 2018 related to our 2018 and 2017 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019 and 2018, respectively.
As of September 30, 2019, $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

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
The fair value of our preexisting 42% equity method investment has been remeasured to an estimated fair value of $2.7 million, which resulted in a pretax gain of $2.7 million, as our existing carrying value was zero. This gain, as well as the settlement of preexisting relationships and other purchase accounting adjustments discussed below, comprise the total gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations in the first quarter of 2019.
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
The fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to estimated fair value of $11.6 million. This fair value calculation is directly impacted by the estimated total enterprise value described above. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. Of the total amount of $11.6 million, we accrued $2.6 million and $9.0 million in Accrued royalties, fulfillment and other current liabilities, and Other long-term liabilities, respectively, as of March 31, 2019. See Note 6 Fair Value Measurements for details on the adjustment to this liability.
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
We began consolidating Napster's results of operations and cash flows into our consolidated financial statements after January 18, 2019. For the quarter ended September 30, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations was $27.3 million and $1.0 million, respectively. For the nine months ended September 30, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations was $80.2 million and $4.3 million, respectively.
The following table provides the supplemental pro forma revenue and net results of the combined entity had the acquisition date of Napster been the first day of our first quarter of 2018 rather than during our first quarter of 2019 (in thousands):

	Quarter Ended - Pro Forma (Unaudited) September 30,		Nine Months Ended - Pro Forma (Unaudited) September 30,
	2019	2018	2019	2018
Net revenue	$45,074	$52,888	$135,267	$165,033
Net income (loss) attributable to RealNetworks (1)	(5,386)	(3,748)	(23,358)	(1,453)
(1) The pro forma net earnings attributable to RealNetworks for the quarter ended September 30, 2018 include $0.1 million of transaction costs, and for the nine months ended September 30, 2018, pro forma net earnings attributable to RealNetworks include the acquisition related gain of $12.3 million and $1.3 million of transaction costs. The amounts in the supplemental pro forma earnings for the periods presented above fully eliminate intercompany transactions and conform Napster's accounting policies to RealNetworks'. These pro forma results also reflect amortization of acquisition-related intangibles and fair value adjustments to deferred revenue and contingent consideration.
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
For the quarter and nine months ended September 30, 2019, we incurred approximately $0.1 million and $1.3 million, respectively, in acquisition-related costs, including regulatory, legal, and other advisory fees, which we have recorded within general and administrative expenses.
Games
As described in more detail in our 2018 10-K, in order to acquire a full workforce, we purchased 100% of the shares of a small, privately-held Netherlands-based game development studio for net cash consideration of $4.2 million in April 2018.

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2019				September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$16,980	$—	$—	$16,980	$16,980
Money market funds	1,121	—	—	1,121	1,121
Total cash and cash equivalents	18,101	—	—	18,101	18,101
Restricted cash equivalents	—	5,374	—	5,374	5,374
Total assets	$18,101	$5,374	$—	$23,475	$23,475
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,746	$2,746	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,554	9,554	N/A
Total liabilities	$—	$—	$12,300	$12,300	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2018				December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$22,853	$—	$—	$22,853	$22,853
Money market funds	12,708	—	—	12,708	12,708
Total cash and cash equivalents	35,561	—	—	35,561	35,561
Short-term investments:
Corporate notes and bonds	—	24	—	24	24
Total short-term investments	—	24	—	24	24
Restricted cash equivalents	—	1,630	—	1,630	1,630
Warrants issued by Napster (included in Other assets)	—	—	865	865	—
Total assets	$35,561	$1,654	$865	$38,080	$37,215
Restricted cash equivalents as of September 30, 2019 and December 31, 2018 relate to cash pledged as collateral against letters of credit in connection with certain lease agreements and, as of September 30, 2019, our recently entered into Loan and Security Agreement ("Loan Agreement") requires us to maintain a minimum balance of $3.5 million unrestricted cash at the bank. See Note 10 Notes Payable and Long-term debt for additional details.
Accrued royalties, fulfillment and other current liabilities and Other long-term liabilities as of September 30, 2019 include the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions, after completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, this liability is adjusted quarterly to fair value through earnings. During the quarter and nine months ended September 30, 2019, we recorded the change in fair value of the contingent consideration of $0.4 million and $0.7 million, respectively, as an increase to the total liability on the consolidated balance sheet and as general and administrative expense on the consolidated statement of operations.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2019 and 2018, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Other Intangible Assets
Other intangible assets (in thousands):

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	$40,050	$31,075	$8,975	$30,993	$30,993	$—
Developed technology	29,446	24,591	4,855	24,446	24,446	—
Patents, trademarks and tradenames	10,345	3,866	6,479	3,765	3,765	—
Service contracts	5,344	5,344	—	5,538	5,512	26
Total	$85,185	$64,876	$20,309	$64,742	$64,716	$26
Amortization expense related to other intangible assets during the quarters ended September 30, 2019, and September 30, 2018, was $1.1 million and insignificant. Amortization expense related to other intangible assets during the nine months ended September 30, 2019, and September 30, 2018, was $3.2 million and $0.3 million, respectively.
Estimated future amortization of other intangible assets (in thousands):

Future Amortization
2019 (Excluding the nine months ended September 30, 2019)	$1,125
2020	4,501
2021	4,501
2022	2,617
2023	1,121
Thereafter	6,444
$20,309
See Note 5 Acquisitions for details on our acquisitions. No impairments of other intangible assets were recognized in either of the nine months ended September 30, 2019 or 2018.

Note 8	Goodwill
The following table presents changes in goodwill (in thousands):

Balance, December 31, 2018	$16,955
Increases due to current year acquisitions	48,474
Effects of foreign currency translation	(275)
Balance, September 30, 2019	$65,154
See Note 5 Acquisitions for details on our acquisitions and the impact to goodwill.
The following table presents goodwill by segments (in thousands):

September 30, 2019
Consumer Media	$580
Mobile Services	1,959
Games	14,141
Napster	48,474
Total goodwill	$65,154
No impairment of goodwill was recognized in either of the nine months ended September 30, 2019 or in 2018.

Note 9	Accrued royalties, fulfillment and other current liabilities
Accrued royalties, fulfillment and other current liabilities (in thousands):

	September 30, 2019	December 31, 2018
Royalties and other fulfillment costs	$70,371	$1,989
Employee compensation, commissions and benefits	6,750	4,444
Sales, VAT and other taxes payable	3,423	785
Operating Lease Liabilities - Current	4,804	—
Other	7,181	4,094
Total accrued royalties, fulfillment and other current liabilities	$92,529	$11,312
Included in royalties and other fulfillment costs are Napster's accrued music royalties totaling $68.7 million at September 30, 2019. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid.
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
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $13.5 million at September 30, 2019 are included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset on the unaudited condensed consolidated balance sheets.

Note 10	Notes Payable and Long-term debt
In August 2019, RealNetworks and Napster entered into a Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the Loan Agreement, the bank extended a revolving line of credit not to exceed $10 million in the aggregate. Available advances on the revolving line of credit, which will be used for working capital and general corporate purposes, are based on a borrowing base that comprises accounts receivable and direct to consumer deposits. Borrowings under the Loan Agreement are secured by a first priority security interest in the assets of RealNetworks and Napster. Advances bear interest at a rate equal to one-half of one percent point (0.5%) above the greater of the prime rate or 5.5%, with monthly payments of interest only and principal due at the end of the two-year term. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining a minimum balance of $3.5 million unrestricted cash at the bank.
As of September 30, 2019, RealNetworks drew down $3.9 million from the revolving line of credit, which was loaned to Napster bearing interest and fees commensurate with our costs. See Note 18 Related Party Transactions for additional details.
We paid and capitalized $0.6 million of financing fees to enter into the revolving line of credit, and the financing fees will be amortized over the term of the debt. The current and non-current unamortized fees were $0.3 million and $0.2 million at September 30, 2019, respectively, and are included in Deferred costs, current and non-current on our condensed consolidated balance sheets.
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. As of September 30, 2019, Napster had $3.6 million borrowings outstanding with an interest rate of 2.25%.

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
Restructuring and other charges in 2019 and 2018 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs due to workforce reductions. Asset related and other costs primarily relate to the termination of certain contracts in the second quarter of 2019 as we continue to shift focus onto free-to-play games that offer in-game purchases of virtual goods and away from the premium mobile games that require a one-time purchase.
Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2019	$1,050	$537	$1,587
Costs incurred and charged to expense for the nine months ended September 30, 2018	$1,320	$—	$1,320
Changes to the accrued restructuring liability (which is included in Accrued royalties, fulfillment and other current liabilities) for 2019 are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2018	$755	$—	$755
Costs incurred and charged to expense for the nine months ended September 30, 2019, excluding noncash charges	1,050	174	1,224
Cash payments	(1,292)	—	(1,292)
Accrued liability at September 30, 2019	$513	$174	$687

Note 12	Income Taxes
As of September 30, 2019, RealNetworks has $4.5 million in uncertain tax positions, of which $4.1 million of unrecognized tax positions was recorded through purchase accounting on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to RealNetworks	$(5,968)	$(5,977)	$(13,637)	$(18,085)
Weighted average common shares outstanding used to compute basic EPS	38,062	37,618	37,944	37,549
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	38,062	37,618	37,944	37,549

Basic EPS attributable to RealNetworks	$(0.16)	$(0.16)	$(0.36)	$(0.48)
Diluted EPS attributable to RealNetworks	$(0.16)	$(0.16)	$(0.36)	$(0.48)
During the quarter and nine months ended September 30, 2019, 8.0 million and 7.6 million shares of common stock, respectively, of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
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
We have operating leases for office space and data centers with remaining lease terms of 1 year to 5 years.
Details related to lease expense and supplemental cash flow were as follows (in thousands):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease expense	$1,396	$4,199
Variable lease expense	165	676
Sublease income	(511)	(1,497)
Net lease expense	$1,050	$3,378

Operating cash outflows for lease liabilities	$1,274	$4,147

Details related to lease term and discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (in years)	4 years
Weighted-average discount rate	5.14%
Future minimum lease payments as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019 (Excluding the nine months ended September 30, 2019)	$1,481
2020	4,922
2021	3,266
2022	2,422
2023	2,347
Thereafter	1,634
Total minimum payments(a)	16,072
Less: Imputed interest	1,782
Present value of total minimum payments(b)	$14,290
(a)Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $6.5 million; minimum payments also have not been reduced by sublease rentals of $5.8 million due in the future under noncancelable subleases.
(b)$9.5 million is included in Long-term lease liabilities and $4.8 million is included in Accrued royalties, fulfillment, and other current liabilities on the condensed consolidated balance sheets.
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
In 2017, we entered into an arrangement whereby we may be required to guarantee up to $2.8 million of Napster's outstanding indebtedness on their revolving credit facility. At that time and as a result of the guaranty, RealNetworks recognized previously suspended Napster losses up to the full $2.8 million guaranty in our consolidated statement of operations and as a Commitment to Napster in our consolidated balance sheets. Given the controlling interest RealNetworks acquired in Napster in the first quarter of 2019, we have eliminated the previously recorded guaranty from RealNetworks' balance sheet in consolidation. RealNetworks has not been required to pay any portion of this commitment, and, as discussed in Note 10 Notes Payable and Long-term debt, Napster fully repaid this loan balance on April 30, 2019, thus releasing RealNetworks' previously made guaranty.
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims made basis, subject to an overall maximum of $10.0 million. We have not recorded an accrual related to this settlement as of September 30, 2019 as the amount payable is not reasonably estimable. In May 2019, public notice was posted about the settlement informing purported class members that they can make claims or object to the settlement. The claims period ends on December 31, 2019, on which date (or shortly thereafter), Napster expects to know the total amount of damages payable in respect to validly made claims. Damages for valid claims are expected to be paid in the second quarter of 2020.

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

Segment results for the quarters and nine months ended September 30, 2019 and 2018 (in thousands):

Consumer Media	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,632	$4,733	$8,738	$14,100
Cost of revenue	705	955	2,341	2,976
Gross profit	2,927	3,778	6,397	11,124
Operating expenses	2,692	3,448	8,688	10,805
Operating income (loss)	$235	$330	$(2,291)	$319

Mobile Services	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$6,895	$7,348	$20,831	$22,771
Cost of revenue	1,721	2,052	5,634	6,502
Gross profit	5,174	5,296	15,197	16,269
Operating expenses	7,143	6,825	22,142	21,160
Operating income (loss)	$(1,969)	$(1,529)	$(6,945)	$(4,891)

Games	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$7,164	$5,498	$18,922	$16,082
Cost of revenue	1,934	1,228	5,259	4,501
Gross profit	5,230	4,270	13,663	11,581
Operating expenses	5,151	5,447	15,476	15,459
Operating income (loss)	$79	$(1,177)	$(1,813)	$(3,878)

Napster	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$27,302	$—	$80,222	$—
Cost of revenue	21,986	—	65,408	—
Gross profit	5,316	—	14,814	—
Operating expenses	6,472	—	18,642	—
Operating income (loss)	$(1,156)	$—	$(3,828)	$—

Corporate	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$(68)	$4	$(212)	$21
Operating expenses	3,522	2,548	11,895	8,244
Operating income (loss)	$(3,454)	$(2,552)	$(11,683)	$(8,265)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$22,015	$9,026	$62,307	$28,106
Europe	16,425	3,005	48,906	9,040
Rest of the World	6,553	5,548	17,500	15,807
Total net revenue	$44,993	$17,579	$128,713	$52,953
Long-lived assets (consisting of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	September 30, 2019	December 31, 2018
United States	$88,043	$11,823
Europe	10,359	6,761
Rest of the World	2,497	1,151
Total long-lived assets	$100,899	$19,735

Note 18	Related Party Transactions
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
In December 2016, RealNetworks and the other then-owner of 42% of Napster each entered into an agreement to loan up to $5.0 million to Napster for general operating purposes, which loans were fully funded as of the end of January 2017 for an aggregate of $10.0 million. Included in RealNetworks' January 2019 acquisition of the additional 42% interest in Napster, RealNetworks assumed the seller's $5.0 million note, resulting in RealNetworks holding $10.0 million of notes receivable from Napster. The terms of the notes were modified subsequent to the original December 2016 execution, including a provision, effective July 2018, that requires repayment at the greater of (a) principal plus accrued interest at an annual rate of 15% or (b) a preference of three times the principal amount.
In May 2019, RealNetworks extended a short-term loan to Napster in the principal amount of $1.1 million. In August 2019, RealNetworks established a two-year term on this short-term loan and, as discussed in Note 10 Notes Payable and Long-term debt, loaned Napster an additional $3.9 million and charged Napster for associated fees. As a result, the principal amount on this two-year note is $5.4 million. Both the two-year note and the $10.0 million loan are subordinate to RealNetworks' and Napster's third party debt.
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
Upon our acquisition of a controlling interest in Napster, the notes and warrants were effectively settled and eliminated in our consolidated financial statements as they represent preexisting relationships between RealNetworks and Napster. However, the notes and warrants remain contractually binding instruments between RealNetworks and Napster.

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

•	the effects of our past acquisitions, including our January 18, 2019 acquisition of a controlling interest in Napster, and expectations for future acquisitions and divestitures;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	our expected financial position, including liquidity, cash usage and conservation, and the availability of funding or other resources;

•	the performance, growth and profitability of, and investment in, our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

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
As of September 30, 2019, we had $18.1 million in unrestricted cash and cash equivalents, compared to $35.6 million as of December 31, 2018. The 2019 decrease in cash and cash equivalents compared to the prior year end amount was due to our ongoing cash flows used in operating activities, which totaled $20.3 million in the first nine months of 2019, and Napster's net repayment of debt of $8.3 million. These decreases were partially offset by the January 2019 acquisition of Napster, which added $9.9 million of cash, and the draw down of $3.9 million from the revolving line of credit we entered into in August 2019.
Condensed consolidated results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total revenue	$44,993	$17,579	$27,414	156%	$128,713	$52,953	$75,760	143%
Cost of revenue	26,278	4,239	22,039	520%	78,430	14,000	64,430	460%
Gross profit	18,715	13,340	5,375	40%	50,283	38,953	11,330	29%
Gross margin	42%	76%			39%	74%
Operating expenses	24,980	18,268	6,712	37%	76,843	55,668	21,175	38%
Operating loss	$(6,265)	$(4,928)	$(1,337)	(27)%	$(26,560)	$(16,715)	$(9,845)	(59)%
In the third quarter of 2019, our total consolidated revenue increased $27.4 million as compared with the year-earlier period, primarily due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster's revenues for the third quarter of 2019 totaled $27.3 million. For the third quarter of 2019 compared to the prior year period, our Games segment revenues increased by $1.7 million, offset by declines in our Consumer Media and Mobile Services segments of $1.1 million and $0.5 million, respectively. See below for further discussion of our segment results.
Cost of revenue increased by $22.0 million for the quarter ended September 30, 2019 as compared with the year-earlier period, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's cost of revenue for the third quarter of 2019 totaled $22.0 million and its gross margin was 19 percent.
Operating expenses increased by $6.7 million in the quarter ended September 30, 2019 as compared with the year-earlier period, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster operating expenses for the third quarter of 2019 totaled $6.5 million. Operating expenses within Corporate in the third quarter of 2019 included the change in fair value of the Napster contingent consideration liability of $0.4 million.
For the nine months ended September 30, 2019, our total consolidated revenue increased $75.8 million as compared to the prior year, primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's revenue for the nine months ended September 30, 2019 totaled $80.2 million. For the nine months ended September 30, 2019 compared to the prior year period, our Games segment revenue increased by $2.8 million, offset by declines in our Consumer Media segment and Mobile Services segment of $5.4 million and $1.9 million, respectively. See below for further discussion of our segment results.

Cost of revenue increased by $64.4 million in the nine months ended September 30, 2019 as compared to the prior year period primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's cost of revenue for the nine months ended September 30, 2019 totaled $65.4 million and its gross margin was 18 percent. This increase was offset by a $0.6 million decrease in our Consumer Media segment and a $0.9 million decrease in our Mobile Services segment.
Operating expenses increased by $21.2 million in the nine months ended September 30, 2019 as compared with the prior year primarily due to the consolidation of Napster's results from the acquisition date forward. Napster's operating expenses for the nine months ended September 30, 2019 totaled $18.6 million, including $0.2 million of acquisition-related costs. Operating expenses within Corporate in the nine months ended September 30, 2019 included an additional $1.1 million of acquisition-related costs and $0.7 million of change in fair value of the Napster contingent consideration liability. Also contributing to the overall increase was $0.3 million increase in facilities expense. Included in the results for the nine months ended September 30, 2018 was a benefit of $0.5 million in lease exit and related charges following the renegotiation of certain leases.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$3,632	$4,733	$(1,101)	(23)%	$8,738	$14,100	$(5,362)	(38)%
Cost of revenue	705	955	(250)	(26)%	2,341	2,976	(635)	(21)%
Gross profit	2,927	3,778	(851)	(23)%	6,397	11,124	(4,727)	(42)%
Gross margin	81%	80%			73%	79%
Operating expenses	2,692	3,448	(756)	(22)%	8,688	10,805	(2,117)	(20)%
Operating income (loss)	$235	$330	$(95)	(29)%	$(2,291)	$319	$(2,610)	NM
Total Consumer Media revenue for the quarter ended September 30, 2019 decreased $1.1 million as compared to the same quarter in 2018, due primarily to continued lower software license revenues of $0.8 million and subscription services revenues of $0.2 million, described more fully below. The overall decrease in revenues was also impacted by lower product sales, advertising and other revenues of $0.1 million.
Software License
For our software license revenues, the $0.8 million decrease was primarily due to the continuing decline of shipments by our customers and the timing of contract renewals. The bulk of these licenses are in China and, in the near term, we expect to see further declines. Partially offsetting the decline from the prior year was the non-recurring recognition of revenue on a contract that was effectuated in the third quarter of 2019.
Subscription Services
For our subscription services revenues, the $0.2 million decrease was primarily due to continuing declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the quarter ended September 30, 2019 decreased $0.3 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $0.8 million as compared with the year-earlier period, primarily due to reductions in salaries, benefits and professional services fees.
Total Consumer Media revenue for the nine months ended September 30, 2019 decreased $5.4 million as compared to the prior year, due primarily to lower software license revenues of $4.2 million and subscription services revenues of $0.6 million, described more fully below. The overall decrease in revenues was also impacted by lower product sales, advertising and other revenues of $0.6 million.
Software License
For our software license revenues, the $4.2 million decrease was primarily due to the continuing decline of shipments by our customers and the timing of contract renewals. The bulk of these licenses are in China and, in the near term, we expect to see further declines. Partially offsetting the decline from the prior year was the non-recurring recognition of revenue on a contract that was effectuated in the third quarter of 2019.

Subscription Services
For our subscription services revenues, the $0.6 million decrease was primarily due to continuing declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the nine months ended September 30, 2019 decreased $0.6 million compared with the prior-year period. This was primarily due to reductions in salaries, benefits, bandwidth and license royalty costs.
Operating expenses decreased $2.1 million as compared with the prior-year period, primarily due to reductions in salaries, benefits, professional services fees and marketing expenses.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$6,895	$7,348	$(453)	(6)%	$20,831	$22,771	$(1,940)	(9)%
Cost of revenue	1,721	2,052	(331)	(16)%	5,634	6,502	(868)	(13)%
Gross profit	5,174	5,296	(122)	(2)%	15,197	16,269	(1,072)	(7)%
Gross margin	75%	72%			73%	71%
Operating expenses	7,143	6,825	318	5%	22,142	21,160	982	5%
Operating loss	$(1,969)	$(1,529)	$(440)	(29)%	$(6,945)	$(4,891)	$(2,054)	(42)%
Total Mobile Services revenue decreased by $0.5 million in the quarter ended September 30, 2019 compared with the prior-year period. The revenue decrease was due to lower subscription services revenues of $0.8 million, offset in part by a $0.3 million increase in software license revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily due to revenue from sales of our SAFR product in the third quarter of 2019.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $1.0 million in our ringback tones business and $0.1 million in professional services fees, partially offset by an increase in our messaging platform business of $0.3 million.
Cost of revenue decreased by $0.3 million in the quarter ended September 30, 2019 compared with the prior-year period, due primarily to reductions in salaries, benefits and infrastructure costs.
Operating expenses increased by $0.3 million for the quarter ended September 30, 2019 compared with the year-earlier period primarily due to increased salaries and benefits related to increased efforts towards our growth initiatives, partially offset by decreases in marketing and infrastructure expenses.
Total Mobile Services revenue decreased by $1.9 million in the nine months ended September 30, 2019 compared with the prior-year period. The revenue decrease was due to declines of $2.0 million in subscription services revenues, offset in part by a $0.1 million increase in software license revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily the result of revenue from sales of our SAFR product in 2019; this was partially offset by revenue recognition timing which caused more revenue to be recognized in the first quarter of 2018 for our integrated RealTimes products offered to mobile carriers.
Subscription Services
For our subscription services, the decrease was primarily the result of lower revenue of $2.7 million in our ringback tones business and $0.3 million in professional services fees, partially offset by an increase in our messaging platform business of $1.0 million.
Cost of revenue decreased by $0.9 million in the nine months ended September 30, 2019 compared with the prior-year period, due primarily to reductions in salaries, benefits, and infrastructure costs.

Operating expenses increased by $1.0 million for the nine months ended September 30, 2019 compared with the year-earlier period primarily due to increased salaries and benefits related to increased efforts towards our growth initiatives.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$7,164	$5,498	$1,666	30%	$18,922	$16,082	$2,840	18%
Cost of revenue	1,934	1,228	706	57%	5,259	4,501	758	17%
Gross profit	5,230	4,270	960	22%	13,663	11,581	2,082	18%
Gross margin	73%	78%			72%	72%
Operating expenses	5,151	5,447	(296)	(5)%	15,476	15,459	17	—%
Operating income (loss)	$79	$(1,177)	$1,256	NM	$(1,813)	$(3,878)	$2,065	53%
Total Games revenue increased $1.7 million for the quarter ended September 30, 2019 as compared with the year-earlier period due primarily to increases of $0.8 million in product sales revenues, $0.6 million in advertising and other revenues and $0.3 million in our subscription services revenues, described more fully below. Our Games segment continues to shift its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase.
Subscription Services
Our subscription sales increased $0.3 million as a result of new subscription offerings for our Original Stories games.
Product Sales
Our product sales increased $0.8 million as a result of higher in-game purchases of $1.9 million compared to the prior-year period, partially offset by lower sales of games of $1.1 million as we continue to shift toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.6 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play and other mobile games.
Cost of revenue increased $0.7 million in the quarter ended September 30, 2019 when compared with the prior-year period due to higher app store fees of $0.4 million and publisher license and service royalties of $0.3 million.
Operating expenses decreased $0.3 million in the quarter ended September 30, 2019 when compared with the prior-year period, due to lower professional services fees of $0.5 million and salaries and benefits of $0.3 million, partially offset by higher marketing expenses of $0.5 million.
Total Games revenue increased $2.8 million for the nine months ended September 30, 2019 as compared with the year-earlier period due primarily to increases of $1.2 million in advertising and other revenues, $1.0 million in our subscription services revenues and $0.6 million in product sales revenues, described more fully below.
Subscription Services
Our subscription sales increased $1.0 million as a result of new subscription offerings for our Original Stories games.
Product Sales
Our product sales increased $0.6 million as a result of higher in-game purchases of $3.3 million compared to the prior-year period, partially offset by lower sales of games revenue of $2.7 million as we continue to shift toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $1.2 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play and other mobile games.
Cost of revenue increased $0.8 million in the nine months ended September 30, 2019 when compared with the prior-year period due to higher app store fees of $0.9 million, partially offset by lower publisher license and service royalties.

Operating expenses were flat in the nine months ended September 30, 2019 when compared with the prior-year period, primarily due to higher marketing fees of $0.9 million offset by lower salaries, benefits, professional services fees and infrastructure expenses.
Napster
Napster segment results of operations were as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Revenue	$27,302	$—	$27,302	$80,222	$—	$80,222
Cost of revenue	21,986	—	21,986	65,408	—	65,408
Gross profit	5,316	—	5,316	14,814	—	14,814
Gross margin	19%	—%		18%	—%
Operating expenses	6,472	—	6,472	18,642	—	18,642
Operating loss	$(1,156)	$—	$(1,156)	$(3,828)	$—	$(3,828)
As described in Note 5 Acquisitions, we acquired control and began consolidating Napster effective January 18, 2019. Our consolidated results include Napster from the acquisition date forward.
Napster's revenues relate to subscription services and include $14.2 million of direct to consumer revenues and $13.1 million of revenues resulting from services sold through distribution partners in the quarter ended September 30, 2019.
Cost of revenues primarily consist of content royalties related to music label and publishing rights for the domestic and international music streaming services. These costs can vary materially from period to period due to the significant judgments, assumptions, and estimates of the amounts to be paid. Napster's cost of revenues for the quarter ended September 30, 2019 included $0.4 million of amortization expense related to intangible assets acquired.
Operating expenses primarily include salaries, benefits, and professional services fees. In the quarter ended September 30, 2019, Napster's operating expenses included $0.7 million of amortization expense related to intangible assets acquired.
For the nine months ended September 30, 2019 Napster's revenues included $41.2 million in direct to consumer revenues and $39.0 million of revenues resulting from services sold through distribution partners. Napster's direct to consumer revenues in the nine months ended September 30, 2019 were reduced by $0.8 million of unfavorable impact from the fair value measurement of Napster deferred revenue upon acquisition.
Napster's cost of revenues for the nine months ended September 30, 2019 included $1.1 million of amortization expense related to intangible assets acquired.
In the nine months ended September 30, 2019, Napster's operating expenses included $2.1 million of amortization expense related to intangible assets acquired and $0.2 million of acquisition-related costs.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenue	$(68)	$4	$(72)	NM	$(212)	$21	$(233)	NM
Operating expenses	3,522	2,548	974	38%	11,895	8,244	3,651	44%
Operating loss	$(3,454)	$(2,552)	$(902)	(35)%	$(11,683)	$(8,265)	$(3,418)	(41)%
Operating expenses increased by $1.0 million in the quarter ended September 30, 2019 compared with the year-earlier period. The increase was primarily from $0.6 million of higher salaries, benefits and professional service fees in the third quarter of 2019 and $0.1 million of costs associated with our acquisition of Napster. Note there are no other costs within Corporate related to our Napster segment. In addition, as described in more detail in Note 6 Fair Value Measurements, in the third quarter of 2019, we recorded the change in fair value of the Napster contingent consideration liability of $0.4 million as an expense.
Operating expenses increased by $3.7 million in the nine months ended September 30, 2019 compared with the year-earlier period, primarily due to professional fees driven by $1.1 million of costs associated with our acquisition of Napster and higher salaries and benefits of $1.0 million. The overall increase was also impacted by $0.7 million related to the Napster contingent consideration liability described above and $0.3 million of higher restructuring costs in the first nine months of 2019. Included in the results for the nine months ended September 30, 2018 was a benefit of $0.5 million in lease exit and related charges following the renegotiation of certain leases.
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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$8,687	$8,052	$635	8%	$26,396	$23,398	$2,998	13%
Sales and marketing	8,470	4,998	3,472	69%	24,972	15,878	9,094	57%
General and administrative	7,132	4,586	2,546	56%	23,888	15,526	8,362	54%
Restructuring and other charges	691	632	59	9%	1,587	1,320	267	20%
Lease exit and related charges	—	—	—	NM	—	(454)	454	(100)%
Total consolidated operating expenses	$24,980	$18,268	$6,712	37%	$76,843	$55,668	$21,175	38%
Research and development expenses increased by $0.6 million in the quarter ended September 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster on January 18, 2019, and the resulting consolidation of their results from the acquisition date forward. Napster's research and development expenses for the third quarter of 2019 totaled $1.8 million. This increase was offset by a decrease in salaries, benefits, professional services fees and infrastructure expenses of $1.2 million related to our other segments.
Research and development expenses increased by $3.0 million in the nine months ended September 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's research and development expenses for the nine months ended September 30, 2019 totaled $5.0 million. This increase was offset by a decrease in salaries, benefits, and professional services of $2.0 million related to our other segments.
Sales and marketing expenses increased $3.5 million in the quarter ended September 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's sales and marketing expenses for the third quarter of 2019 totaled $2.8 million. The overall increase in sales and marketing expenses was also impacted by $0.4 million increase in salaries and benefits and $0.3 million in marketing expenses due to increased efforts towards our growth initiatives.
Sales and marketing expenses increased $9.1 million in the nine months ended September 30, 2019 as compared with the year-earlier period, primarily due to the acquisition of Napster as discussed above. Napster's sales and marketing expenses for the nine months ended September 30, 2019 totaled $7.5 million. The overall increase in sales and marketing expenses was also impacted by $0.9 million increase in salaries and benefits and $0.7 million in marketing expenses due to increased efforts towards our growth initiatives.
General and administrative expenses increased by $2.5 million in the quarter ended September 30, 2019 as compared with the year-earlier period. The increase was primarily due to the acquisition of Napster as discussed above. Napster's general and administrative expenses for the third quarter of 2019 totaled $1.9 million. We also incurred expenses of $0.1 million in the third quarter of 2019 for costs associated with our acquisition of Napster. In addition, as described in more detail in Note 6 Fair Value Measurements, in the third quarter of 2019 we recorded the change in fair value of the Napster contingent consideration liability of $0.4 million as an expense.
General and administrative expenses increased by $8.4 million in the nine months ended September 30, 2019 as compared with the year-earlier period. The increase was primarily due to the acquisition of Napster as discussed above. Napster's general and administrative expenses for the first nine months of 2019 totaled $6.3 million. We also incurred expenses of $1.1 million in the first nine months of 2019 for costs associated with our acquisition of Napster and recorded the change in fair value of the Napster contingent consideration liability of $0.7 million as an expense.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 11 Restructuring Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	$ Change	2019	2018	$ Change
Interest expense	$(220)	$—	$(220)	$(429)	$—	$(429)
Interest income	—	72	(72)	117	270	(153)
Gain (loss) on equity investment, net	—	—	—	12,338	—	12,338
Equity in net loss of Napster	—	(737)	737	—	(737)	737
Other income (expense), net	541	(112)	653	851	(195)	1,046
Total other income (expense), net	$321	$(777)	$1,098	$12,877	$(662)	$13,539
Interest expense relates to RealNetworks and Napster's notes payable and long-term debt, described in detail in Note 10 Notes Payable and Long-term debt.
Total other income (expense), net, for the nine months ended September 30, 2019 includes $12.3 million related to RealNetworks' gain on consolidation of Napster, as described in more detail in Note 5 Acquisitions.
Income Taxes
We recognized income tax expense of $0.3 million during the quarters ended September 30, 2019 and 2018, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2019 and 2018, we recognized income tax expense of $0.8 million and $0.7 million, respectively, related to U.S. and foreign income taxes.
As of September 30, 2019, RealNetworks has $4.5 million in uncertain tax positions, of which $4.1 million of unrecognized tax positions was recorded through purchase accounting on January 18, 2019 as a result of the acquisition of Napster. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
The majority of our tax expense is due to income in our foreign jurisdictions and we have not benefitted from losses in the U.S. and certain foreign jurisdictions in the third quarter of 2019. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended September 30, 2019, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2019 was minimal.
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
New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2019	December 31, 2018
Working capital	$(41,025)	$33,481
Cash, cash equivalents, and short-term investments	18,101	35,585
Restricted cash equivalents	5,374	1,630

The 2019 decrease in working capital from December 31, 2018 was due primarily to the consolidation of Napster, which has a negative working capital position, due in part to its accrued music royalties, which totaled $68.7 million at September 30, 2019.
Cash and cash equivalents, and short-term investments decreased from December 31, 2018 due to our ongoing negative cash flow from operating activities, which totaled $20.3 million in the first nine months of 2019, Napster's net repayment of debt of $8.3 million, and amounts required to be restricted, as discussed below. These decreases were partially offset by proceeds from borrowing on our revolving credit facility of $3.9 million and our January 2019 acquisition of Napster, which added $9.9 million of net cash and cash equivalents. In the near term, we expect to see continued net negative cash flow from operating activities.
The increase in restricted cash equivalents is due to the restricted amounts required by the Loan Agreement we entered into in August 2019. See Note 6 Fair Value Measurements for additional details.
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(20,297)	$(15,628)
Cash provided by investing activities	11,216	2,717
Cash used in financing activities	(4,245)	(129)
Cash used in operating activities consisted of net income (loss) including noncontrolling interests adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, gain on equity investment, fair value adjustments to contingent consideration liability and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $4.7 million higher in the nine months ended September 30, 2019 as compared to the same period in 2018. Cash used in operations was higher due to our higher operating loss recorded for the nine months ended September 30, 2019 compared to the prior year period, partially offset by the net change in operating assets and liabilities.
For the nine months ended September 30, 2019, cash provided by investing activities of $11.2 million was primarily due to our acquisition of Napster on January 18, 2019. Our initial cash consideration paid at closing of $0.2 million was offset by the cash, cash equivalents and restricted cash on Napster's balance sheet at that date. As fully described below, we are obligated to make further cash payments relating to the acquisition. The increase was offset in part by fixed asset purchases of $1.1 million.
For the nine months ended September 30, 2018, cash provided by investing activities of $2.7 million was due to sales and maturities of short-term investments, which totaled $7.6 million. The maturities were offset by our purchase of a Netherlands-based game development studio in the second quarter of 2018 for net cash consideration of $4.2 million and by fixed asset purchases of $0.7 million.
Cash used by financing activities for the nine months ended September 30, 2019 was $4.2 million. This cash outflow was primarily due to Napster's net repayment of debt of $8.3 million, partially offset by proceeds from borrowing on our revolving credit facility of $3.9 million. See Note 10 Notes Payable and Long-term debt for additional details.
Cash used in financing activities for the nine months ended September 30, 2018 was $0.1 million. This cash outflow was due to tax payments on shares withheld upon vesting of restricted stock, net of proceeds received from the employee stock purchase plan.
Three customers accounted for more than 10% of trade accounts receivable as of September 30, 2019, with the customers accounting for 20%, 13% and 11% each. Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2018, with the customers accounting for 23%, 11% and 10% each. One customer in our Napster segment accounted for 14% of consolidated revenue, or $18.1 million, during the nine months ended September 30, 2019. No individual customer accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2018.
While we currently have no planned significant capital expenditures for the remainder of 2019 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases. See Note 14 Leases for additional details.
As discussed in Note 5 Acquisitions, we acquired a controlling interest in Napster on January 18, 2019. We paid initial cash consideration of $0.2 million in the first quarter of 2019 and have accrued $0.8 million as a current liability as of September 30, 2019. We also have recognized a liability for the estimated fair value of the contingent consideration. As discussed in Note 5 Acquisitions, this fair value amount was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to arrive at an estimated fair value. This fair value calculation is directly impacted by the total estimated enterprise value of Napster. After the completion of the measurement period or in conjunction with changes in fair value unrelated to our preliminary estimate of fair value, the contingent consideration will be adjusted quarterly to fair value through earnings. As of September 30, 2019, the estimated fair value of the contingent consideration was $12.3 million, with $2.7 million recognized as a current liability and $9.6 million as a long-term liability. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of September 30, 2019.
In August 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Under the terms of the Agreement, which are further described in Note 10 Notes Payable and Long-term debt, the bank extended a two-year revolving line of credit not to exceed $10.0 million in the aggregate. Advances on the revolving line of credit will be used for working capital and general corporate purposes.
In the near term, we expect to see continued net negative cash flow from operating activities. As a result of entering into the Loan Agreement, we believe that RealNetworks' current unrestricted cash and cash equivalents, including availability on our revolving line of credit, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Notwithstanding this availability of cash and access to additional funding, management has considered and will continue to evaluate implementation of a variety of cash conservation measures. For Napster to meet its future liquidity needs, it will need additional financing to fund its operations and growth. RealNetworks has no contractual or implied legal obligation to provide funding or other financial support to Napster, and any funding to Napster under the Loan Agreement must be effectuated by RealNetworks.
In the future, we may seek to raise additional funds through public or private equity financing or through other sources. Such sources of funding may or may not be available to us at commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
Our cash equivalents consist of money market funds.
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
As of September 30, 2019, $10.5 million of the $18.1 million of cash and cash equivalents was held by our foreign subsidiaries.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks and Napster's notes payable and long-term debt. RealNetworks and Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on the outstanding notes payable and long-term debt as of September 30, 2019, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euro, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of September 30, 2019 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
As disclosed in Note 5 Acquisitions, on January 18, 2019, RealNetworks acquired an additional 42% interest in Napster from its former joint venture partner resulting in RealNetworks having a controlling interest, owning 84% of Napster's outstanding equity. Napster is included in RealNetworks' condensed consolidated financial statements from the date of acquisition to September 30, 2019. As of September 30, 2019, our management has not fully assessed Napster's internal controls over financial reporting and will be testing Napster's internal controls for design and operating effectiveness throughout 2019. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Napster from our assessment. Napster accounted for approximately 69% of total assets as of September 30, 2019 and approximately 62% of total revenues of the Company for the nine months ended September 30, 2019. We have performed additional analysis and procedures to enable management to conclude that we believe the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.
Except for the change related to Napster, there have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
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
In August 2019, RealNetworks and Napster entered into a loan agreement with a third-party financial institution. Under the terms of that agreement, the bank extended a revolving line of credit not to exceed $10 million in the aggregate. The loan agreement contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining an unrestricted cash balance of $3.5 million. We have not had a debt facility in place in our recent past, therefore the entry into this facility introduces new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit.
The inability to obtain additional debt, whether through draws on our current line of credit or through a new debt facility, or the raising of funds through other means, could negatively impact our going concern assessment or our governance structure in the future. The occurrence of these or any of the risks described above would impair our financial results and stock price.
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
Our Consumer Media technologies for media playback and production (RealPlayer, RealMedia VB and RealMedia HD) compete with alternative media playback technologies and audio and video content formats that have obtained broad market penetration. RealMedia VB and RealMedia HD are codecs, technology that enables compression and decompression of the media content in a (usually proprietary) format. We license our codec technology primarily to computer, smartphone and other mobile device manufacturers, and also to other partners that can support our efforts to build a strong ecosystem, like content providers and integrated circuit developers. To compete effectively, codec technologies must appeal to, and be adopted for use by, a wide range of parties: producers and providers of media content, consumers of media content, and device manufacturers who pre-load codec technologies into their devices. Our ability to sustain or grow this business, which has recently experienced some downward pressure, is dependent on the successful promotion and adoption of our codec technologies to a wide and diverse target market, which is a complex and highly uncertain undertaking. If we are unable to compete successfully, our Consumer Media business could continue to decline.
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
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unpredicted, impact on our financial results. We recorded goodwill and definite-lived intangibles upon the acquisition of Napster that totaled $72.2 million on the acquisition date. See Note 5 Acquisitions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets as of September 30, 2019 was $85.5 million.
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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. For example, the European Union's General Data Protection Regulation (GDPR), effective in May 2018, created a variety of new compliance obligations, with significant penalties for noncompliance. Moreover, in the U.S., states may impose stricter privacy laws that may impact accepted business practices. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results.

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

Dated: October 31, 2019

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