Form 10-K/A
period 2019-12-31
REALNETWORKS INC
filed 2020-04-30
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K/A
(Amendment No.1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-37745
RealNetworks, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1628146
(State of incorporation)	(I.R.S. Employer Identification Number)

1501 First Avenue South, Suite 600 Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(206) 674-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	RNWK	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	RNWK	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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
The number of shares of the registrant’s common stock outstanding as of April 15, 2020 was 38,234,755.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission on March 30, 2020, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2020 annual meeting of shareholders. Our 2020 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 20, 2020. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	58	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	55	Lead Independent Director (2*, 3)	3	2015
Christopher R. Jones	51	Director (1)	1	2016
Dawn G. Lepore	66	Director (2, 3*)	1	2013
Erik E. Prusch	53	Director (1*)	1	2019
Michael B. Slade	62	Director (1)	2	2011
Tim Wan	49	Director (1)	2	2019

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
Erik E. Prusch
Mr. Prusch was most recently the chief executive officer at Harland Clarke Holdings Corp., a provider of integrated payment solutions and integrated marketing services, a position he held from January 2019 through March 2019.  Previously, Mr. Prusch served as chief executive officer and a member of the board of directors of Outerwall Inc. (formerly, Coinstar, Inc.), a provider of automated retail solutions, from July 2015 until its sale to a private equity firm in September 2016. Previously, Mr. Prusch served as chief executive officer of NetMotion Wireless, Inc. from January 2014 to November 2014 and of Lumension Security, Inc. from May 2014 to November 2014, both providers of mobile and enterprise security products and services. Prior to that, Mr. Prusch served as chief executive officer and president of Clearwire Corporation, a provider of 4G wireless broadband services, from August 2011 until July 2013, as its chief operating officer from March 2011 to August 2011, and as its chief financial officer from August 2009 to March 2011; he served as a member of the board of directors of Clearwire from February 2012 to July 2013. Before that, Mr. Prusch served as president and chief executive officer of Borland Software Corporation, a provider of enterprise software tools and solutions, from December 2008 to July 2009 and as its chief financial officer from November 2006 to December 2008. Previous to Borland, Mr. Prusch served in various finance roles at Intuit Inc., a provider of business and financial management solutions software; Identix Incorporated, a provider of identification and authentication platforms and solutions; and Gateway Computers, a computer hardware company. He began his career at Touche Ross, an accounting firm, and PepsiCo, a food and beverage processing company. Mr. Prusch is a director and Audit Committee Chair of WASH Multifamily Laundry Services LLC, a privately held company within the EQT AB Group portfolio. Mr. Prusch holds a Bachelor’s Degree from Yale University and an M.B.A. from the NYU’s Stern School of Business.

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

Senior executive leadership and business strategy experience

Management advisory experience

Executive-level experience with technology companies

Experience through service as a director of public and private companies

Tim Wan
Mr. Wan is the Chief Financial Officer at Asana, Inc., a privately held company that develops and offers a SaaS-based work management platform.  Previously, Mr. Wan served as Chief Financial Officer of Apigee Corporation, a cloud-based API management and predictive analytics software provider, from March 2015 until its sale to Google, Inc. in November 2016.  From 2000 to February 2015, Mr. Wan held various positions at RealNetworks, most recently serving as its Senior Vice President, Chief Financial Officer and Treasurer beginning April 2012. Mr. Wan holds a B.A. in economics from the University of California, Los Angeles and an M.B.A. from the University of Southern California.

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

Senior executive leadership and business strategy experience

Management advisory and finance experience

Experience investing in and advising early stage companies

Experience through service as a director of private companies

Robert Glaser
Mr. Glaser, founder of RealNetworks, currently serves as our Chief Executive Officer. He has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and served as Chief Executive Officer of RealNetworks from 1994 through January 2010, returning as interim CEO in July of 2012 and becoming permanent CEO in July 2014. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current executive officers as of April 20, 2020 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Judd Lee	51	Senior Vice President, Chief Financial Officer and Treasurer
Michael Parham	56	Senior Vice President, General Counsel and Corporate Secretary
Massimiliano Pellegrini	52	President, RealNetworks

Judd Lee has served as our Senior Vice President, Chief Financial Officer and Treasurer since April 2020. Mr. Lee was an independent consultant from March 2019 to March 2020, prior to which he was Chief Financial Officer of desktop virtualization provider Parallels Inc. from November 2016 until March 2019, after its December 2018 sale to Corel Corporation.  From January 2015 to October 2016 Mr. Lee served as Chief Financial Officer of network security company SignalSense, Inc., which was subsequently sold to Splunk, Inc. Mr. Lee's earlier experience includes financial leadership roles at hedge fund Benchmark Plus Management LLC, venture capital firm Maveron LLC, Microsoft Corporation and SafeHarbor Technology Corporation. Mr. Lee holds an M.B.A. from the Wharton School, University of Pennsylvania, and a Bachelor of Science degree from the University of California at Berkeley.
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
Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2019, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except for a late filing of Form 4 to report the grant of an option on behalf of Mr. Glaser.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2019 annual meeting of RealNetworks shareholders filed with the SEC on September 20, 2019.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Prusch, Jones, Slade, and Wan. For the period from January 1, 2019 through October 31, 2019, the Audit Committee was composed of Mr. Trempont as Chair and

Messrs. Jaffe and Jones as members; for the period from November 1, 2019 through December 31, 2019, the Audit Committee was composed of Mr. Jaffe as Chair and Messrs. Jones and Slade as members. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Prusch as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Prusch is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers.
EXECUTIVE SUMMARY FOR 2019
Overview. In 2019, RealNetworks made progress on key growth initiatives and scaled back operating expenses, making 2019 a solid year strategically. Continuing to focus on its two main growth initiatives, the company benefitted from increased revenue in its Games segment, a reflection of early success with free-to-play games, and saw significant progress in both customer deployment and partnership development for its SAFR product. While strategically investing in these growth initiatives, the company continued to carefully manage operating expenses and saw improvement in losses for the period.
In January 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc., which does business as Napster, increasing its ownership to 84%. Napster delivers a comprehensive offering of digital music products and services designed to provide consumers with broad access to digital music. Napster continues to operate as an independent business with its own board of directors, strategy, and leadership team, although its financial results were reported on a consolidated basis in the RealNetworks financial statements as of January 18, 2019.
Throughout 2019, Chairman and Chief Executive Officer, Rob Glaser drove the company's efforts, together with a strong senior leadership team comprised of Max Pellegrini, President of RealNetworks, Cary Baker, Chief Financial Officer, and Michael Parham, General Counsel. Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. In general, the compensation provided to our named executive officers in 2019 was consistent with compensation in prior years. Nevertheless, as reported in the Summary Compensation Table that follows this Compensation Discussion and Analysis, all of the company's officers have 2019 total compensation that is lower than the total compensation reported for 2018. Further, the total compensation value provided to all of the named executive officers, again as reported in the Summary Compensation Table, was below the median value provided by peer group companies.
Financial Results. Overall, our 2019 financial results reflect efforts to advance key growth initiatives, enhance profitability, and improve cost structure. In addition, our 2019 financial statements include the financial results of Napster beginning January 18, 2019; accordingly, year-over-year fluctuations in our consolidated financial statements are primarily attributable to the inclusion of nearly a full 12 months of Napster's 2019 financial results. Consolidated revenue increased by 148% from 2018 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Aside from the impact of the inclusion of Napster revenue, this increase reflected an increase in revenue of 18% in our Games segment, but decreases of 28% and 9%, respectively, in our Consumer Media and Mobile Services segments. Operating expenses increased overall year over year, again primarily due to the inclusion of Napster results. In our other segments, operating expenses declined 22% over the prior year in Consumer Media, increased 5% in Mobile Services, and declined 1% in Games. Net loss attributable to RealNetworks improved 20% on a consolidated basis, from a loss of $25.0 million in 2018 to a loss of $20.0 million in 2019; for 2019, the $20.0 million loss includes a gain of $12.3 million recognized in connection with the consolidation of Napster's financial results. Adjusted EBITDA worsened from a loss of $16.2 million in 2018 to a loss of $20.1 million in 2019, as we invested in our most promising growth initiatives and focused on partnership opportunities, and improved overall efficiencies. Adjusted EBITDA for 2019 consisted of GAAP net income (loss) including noncontrolling interests, excluding interest income (expense); income tax expense; gain on equity investment, net; foreign currency (gain) loss; acquisitions-related intangible asset amortization; depreciation and amortization; fair value adjustments to contingent consideration liability; restructuring and other charges; stock-based compensation; and lease exit and related charges.
Our incentive bonus program for 2019, which was based on achievement against target revenue and contribution margin goals as well as achievement of strategic objectives largely focused on driving our key growth initiatives, paid out to our executives (other than Mr. Glaser) at a higher level than 2018 due to successful execution of strategic goals, which offset underperformance on 2019 financial goals. Mr. Glaser agreed to forgo any payout pursuant to the 2019 Executive Bonus Plan in light of the impacts to RealNetworks of the global pandemic and related economic instability.
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth and strategic initiatives.
Our named executive officers for 2019 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer

Cary Baker	SVP, Chief Financial Officer and Treasurer (departed from RealNetworks on February 14, 2020)

Michael Parham	SVP, General Counsel and Corporate Secretary

Massimiliano Pellegrini	President, RealNetworks
As a smaller reporting company effective with the filing of our 2019 Annual Report of Form 10-K, we have fewer named executive officers than in prior years.
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2019, all of our named executive officers participated in the Executive Bonus Plan, although Mr. Glaser declined to accept a payout pursuant to the Plan in light of the emergence of the global pandemic and related macroeconomic uncertainty.
Further in line with this pay-for-performance philosophy, since 2012, we have relied more on performance-related equity awards. In 2017 and 2018, the Compensation Committee granted time-based option awards for Mr. Glaser's long-term equity awards. The fair value of the 2017 and 2018 awards were lower than his 2016 option award, and the 2018 award was for both fewer shares and lower value than his 2017 option award. Although an annual long-term equity award comprises an element of his annual compensation pursuant to his offer letter, Mr. Glaser declined to accept a long-term equity award in 2019, in part due to the consideration of various capital-raising strategies toward the end of 2019, which has historically been when the Board approves Mr. Glaser's long-term equity award.
Due to the company's pay-for-performance philosophy, actual compensation paid to our named executive officers varies with the company’s performance in achieving financial and strategic objectives and the executive’s individual performance. We believe that our emphasis on pay for performance provides appropriate incentive to our executives to achieve important business objectives of the company and better aligns the interests of our executives with that of our shareholders.
Please note that for 2019 we defined “contribution margin by reportable segment” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; fair value adjustments due to contingent consideration liability; stock-based compensation; restructuring and other charges; lease exit and related charges; and foreign currency (gain) loss.
2019 Compensation Highlights.
Highlights relating to our named executive officers, generally:

•	All of our named executive officers for 2019 were also executive officers in the prior year.

•	None of our executive officers received any increase to annual base salary during 2019.

•	2019 incentive bonus payouts for named executive officers were significantly below target levels.

•
None of our executive officers received any equity awards in 2019, other than Mr. Glaser's salary replacement option as discussed below and restricted stock units that were granted to all executives during the first quarter of 2019 as payouts under the 2018 Executive Bonus Plan.

Highlights relating to our CEO:

•
Our CEO's total compensation for 2019 was significantly lower than 2018, as Mr. Glaser and the Board agreed to certain strategic adjustments to his 2019 compensation in light of several emerging factors, including the COVID-19 pandemic and related economic instability, the consideration of capital-raising transactions in the fourth quarter of 2019, and cost reduction measures meant to improve the company's liquidity and profitability.

•
Mr. Glaser's base salary, which is subject to annual review by the Compensation Committee, remained the same as the prior year and was below the median of our peer group. In the second half of 2019 as the company implemented significant operating expense reductions and in an effort to conserve cash, Mr. Glaser determined to reduce his cash salary by 50% for the remainder of the year.

•
Although he participated in the 2019 Executive Bonus Plan, as the effects of the global pandemic and ensuing economic instability and financial market turmoil began to emerge during the first quarter of 2020 when bonus payouts related to the prior year are typically determined, Mr. Glaser agreed to forgo an incentive bonus payout under the 2019 Plan.

•
Regarding his equity compensation, Mr. Glaser and the Board agreed in December 2019 that no long-term equity award would be granted as the company analyzed various capital-raising alternatives. Accordingly, of the total value from equity awards granted to our CEO in 2019, 71% was directly performance based as it related to the payment of the 2018 incentive bonus (which has been reported as 2018 compensation); and 29% was in the form of a stock option, scheduled to vest over 12 months, granted in lieu of cash salary for 2019, thus making a portion of his annual salary more performance-based and less guaranteed than if his salary had been paid solely in cash. We further view this option as naturally performance-based because it only provides value to the CEO if our stock price increases above the closing price on the grant date. There was no premium added to the option value when replacing the cash salary (i.e., $75,000 of salary for 2019 was granted as options in 2019). The company does not view the CEO's salary replacement option as long-term incentive compensation.

•
Our CEO's total direct compensation for 2019, comprised solely of base salary, which includes both the cash portion, albeit voluntarily reduced, and the salary replacement option, was significantly lower than in 2018 and also far below the median for peer group CEOs.

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

•
Annual performance-based incentive bonus. We establish a performance-based incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to earn a bonus, typically paid in cash (although the 2018 bonus payouts were made 100% in the form of fully vested restricted stock units granted in the first quarter of 2019), upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are not guaranteed.

Bonuses in 2019 were below the target opportunity provided to each eligible named executive officer.

•
Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period. None of our named executive officers were granted long-term equity awards in 2019. Mr. Glaser was granted an option award in 2019 to acquire 58,443 shares, which was granted in lieu of $75,000 of cash salary. The company does not view this salary replacement option as part of Mr. Glaser's long-term equity compensation.

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
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefits programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2019, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016, 2017, 2018, and 2019 executive compensation levels, including long-term equity incentive compensation.

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
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2019 annual meeting of shareholders, which took place last October, our shareholders approved the compensation of our named executive officers as disclosed in our 2019 proxy statement by a vote of approximately 87% of the votes cast on the proposal. By the time that this vote was conducted, some of the decisions relating to the 2019 compensation of our executive officers had been made, so the 99% support of shareholders at the 2018 annual meeting was also considered. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2019 say-on-pay vote. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2020 and future compensation programs for our executive officers.
2019 COMPENSATION
Chief Executive Officer Compensation
Upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, performance, competitive factors and applicable regulatory requirements, Mr. Glaser's compensation for 2019 was substantially consistent with the compensation package structure that he has had since returning to the CEO role in July 2014. For 2019, Mr. Glaser's compensation package included (i) an annualized base salary of $525,000, which was supplemented with $75,000 worth of stock options; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2019 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2019 compensation was also far below the median of the total compensation for chief executive officers in the 2016 Peer Group companies. Mr. Glaser's 2019 equity compensation is viewed as performance based because it is in stock options, which require the stock price to increase after grant in order to deliver value, with an option award to acquire 58,443 shares that was issued in lieu of $75,000 of cash salary. In 2019, Mr. Glaser also was granted a fully vested RSU award that was paid in lieu of cash pursuant to the 2018 incentive bonus plan and, therefore, which we consider to be part of his total 2018 compensation package. Given the emergence of the COVID-19 pandemic and related turmoil in U.S. and global financial markets, Mr. Glaser and the Board agreed during the first quarter of 2020 that he would forgo any payout pursuant to the 2019 incentive bonus plan.
Cash Salary and Salary Option. Mr. Glaser's annual base salary was intended to remain consistent with prior years at $600,000, with $525,000 to be paid in cash and $75,000 to be paid in the form of an option. In August of 2019, however, in connection with the implementation of cost reduction efforts and consistent with management's overall efforts to conserve cash, Mr. Glaser determined to halve his cash salary for the remainder of 2019.
With regard to the salary replacement option that comprised a portion of his annual base salary, again consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2019, granted on January 24, 2019, covered 58,443 shares of our common stock with an exercise price equal to $2.98 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of a portion of annual salary, the salary replacement option vested ratably each month over the year until fully vested as of December 31, 2019, subject to Mr. Glaser's continued employment with us through each such vesting date. This salary replacement option was granted pursuant to the 2005 Stock Incentive Plan, or 2005 Plan.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2019 Executive Bonus Plan, which is discussed in further detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and contribution margin goals, and strategic goals, all of which are set forth in the discussion below. At the time of adoption of the 2019 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would be paid to executives in cash or in the form of fully vested RSUs, or some combination thereof. During the first quarter of 2020, the global COVID-19 pandemic triggered severe economic uncertainty and financial markets volatility. As our Board and management team worked to assess the near-term and long-term impacts of these events on RealNetworks, the Board and Mr. Glaser agreed that he would forgo any payout pursuant to the 2019 Executive Bonus Plan.
Long-Term Equity Award. Although a long-term equity award is an established element of Mr. Glaser's annual compensation package, pursuant to his offer letter, Mr. Glaser and the Board determined that no long-term equity award would be granted to him in 2019. Typically, the Board approves Mr. Glaser's long-term equity award in December of each year. In December of 2019, as various capital-raising alternatives were being considered, it was determined that no equity award would be granted to Mr. Glaser.
Stock Ownership Guidelines. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary. Mr. Glaser continued to meet this stock ownership threshold for fiscal year 2019.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The base salaries for our named executive officers were evaluated against data generated by F.W. Cook in its 2016 review. As a result of that assessment and other factors, base salaries for each of our named executive officers remained unchanged from the prior year.
Annual Performance-Based Incentive Bonuses
In April 2019, the Compensation Committee established our 2019 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, historically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.

Payouts approved under the 2019 Executive Bonus Plan were paid 100% in cash. For payouts in each of the past several years, however, an independent determination has been made based on liquidity needs as to whether incentive bonuses should be paid out in the form of cash or equity or some combination of the two. In 2018, the Compensation Committee determined that the payouts approved under the 2018 Executive Bonus Plan would be paid 100% in the form of fully vested RSUs. In 2017 and 2016, bonuses were paid 50% in cash and 50% in equity, and in 2015 100% of the bonus was paid in equity. Because incentive bonuses have, for the predominant part of the company's history, been paid only in cash and the primary purpose for payment in equity is cash preservation, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive's equity compensation.
Each of our named executive officers was eligible to participate in the 2019 Executive Bonus Plan. Mr. Glaser and Mr. Pellegrini each had a target bonus opportunity equal to 100% of his annual cash base salary, and Mr. Baker and Mr. Parham each had a target bonus opportunity equal to 75% of his annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives.
The following elements were applicable to our 2019 Executive Bonus Plan:
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
Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2019 Executive Bonus Plan, representing 25% of the potential bonus, because it was a key element of our 2019 business plan and we consider revenue to be a key driver of our growth and success. For Messrs. Glaser, Baker and Parham, the revenue goal was based on total company revenue; for Mr. Pellegrini, the revenue goal was based on company revenue excluding the Games and Napster businesses as he did not have regular oversight or responsibility for that business.
The Compensation Committee also established contribution margin as a performance metric under the 2019 Executive Bonus Plan, representing 25% of the potential bonus, in order to reward our executives for maintaining fiscal responsibility, continuing our efforts to reduce operating costs, and achieving profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. Please note that contribution margin by reportable segment is a non-GAAP financial measure used by management, beginning in 2016, in reporting financial results and, for 2019, was defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization, acquisitions-related intangible asset amortization, fair value adjustments to contingent consideration liability, stock-based compensation, restructuring and other charges, lease exit and related charges, and foreign currency (gain) loss.
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
•Performance Targets and Actual Performance - Target performance goals for the financial criteria were set based on objectives in our internal strategic plan for 2019. The strategic plan for 2019 served as the basis for revenue and contribution margin targets under the Executive Bonus Plan. The following table shows the target and actual revenue and contribution margin goals that applied for 2019:

Revenue Goals:	Target	2019 Actual
Company Revenue	$198.1M	$172.1M

Company Revenue, excluding Games, Napster, Scener	$54.1M	$40.3M

Contribution Margin Goals:
Company Contribution Margin	($5.0M)	($18.7M)

Company Contribution Margin, excluding Games, Napster, Scener	($4.8M)	($15.6M)

Actual performance against the strategic goals set for 2019 was assessed for each executive during the first quarter of 2020. The Compensation Committee determined that the strategic goals, which comprised 50% of total bonus opportunity, were achieved at 100% for Mr. Parham and for Mr. Pellegrini. The bonus payouts for these named executive officers was purely formulaic, based upon the achievement level. In connection with Mr. Baker's departure from the company, his bonus payout was based on 150% achievement of his strategic goals. As described earlier, Mr. Glaser received no bonus payout for 2019.
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2019 Executive Bonus Plan to earn awards greater than target for contribution margin or revenue performance unless revenue or contribution margin performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2019 Executive Bonus Plan based on financial metrics were as follows:

Revenue
Attainment	Incentive Payout(1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Contribution Margin
Attainment(3)
Total RealNetworks	RN excl Napster, Games	Incentive Payout(2)
>$5M below budget	>$2M below budget	No payout
$5M below, up to budget	$2M below, up to budget	50 - 100%
Budget to >$5M above	Budget to >$2M above	100% - 200%

(1)	Payout based on revenue goals was capped at 125% unless the contribution margin reached 100%.

(2)	Payout based on contribution margin goals was capped at 125% unless the revenue attainment reached 100%.

(3)
The performance threshold and maximum for contribution margin for Total RealNetworks was +/- $5M and +/-$2M for RN excluding Napster and Games. As described earlier, Mr. Glaser, Mr. Baker and Mr. Parham were measured against Total RealNetworks and Mr. Pellegrini was measured against RN excluding Napster and Games.

Notwithstanding the performance and payout targets established under the 2019 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2019 Executive Bonus Plan, except in the case of death or disability.

The dollar-equivalent payouts earned for performance under the 2019 Executive Bonus Plan were as follows:

Name	Target % Payout under 2019 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2019 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2019 Executive Bonus Plan (1)

Rob Glaser (1)	100%	0%	$0

Cary Baker (2)	75%	56.25%	$188,438

Michael Parham	75%	37.5%	$121,875

Max Pellegrini	100%	50%	$225,000

(1) Our Board and Mr. Glaser agreed that he would forgo any payout pursuant to the 2019 Executive Bonus Plan as they worked to assess the near-term and long-term impacts of the global pandemic and related economic uncertainty.
(2) In connection with his departure and efforts to ensure a smooth transition, it was agreed that Mr. Baker would receive a bonus payout at 150% achievement of the strategic portion of the bonus plan.
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
Discretionary Bonus. In January 2019, in connection with the successful completion of our acquisition of an additional interest in Rhapsody International, Inc., the Compensation Committee awarded a discretionary bonus of $50,000 to each of Mr. Baker and Mr. Parham in recognition of their leadership in the execution of the transaction.
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
Consistent with the past several years, awards of stock options served as our primary equity vehicle for the 2019 executive compensation program. The rationale for this is to motivate executives to focus on increasing shareholder value.
2019 Option Awards. No option grants were awarded to our named executive officers in 2019, other than the salary replacement option granted to Mr. Glaser as described in the section entitled "Chief Executive Officer Compensation." As discussed, he was granted an option valued at $75,000 in 2019 as a supplement to his cash salary, which was scheduled to vest over the twelve months of fiscal 2019.
2019 Restricted Stock Units Awards. In February 2019, each of our named executive officers was granted a number of fully vested RSUs as payment of the incentive bonuses approved pursuant to the 2018 Executive Bonus Plan. These RSU awards were solely related to performance by the executives in 2018 and, accordingly, the cash value of these awards was reported as compensation in the 2018 Compensation Discussion and Analysis and related compensation tables. Because these awards were granted in 2019, although for service in 2018, they are reported in the "2019 Grants of Plan-Based Awards" table that follows this discussion. However, for purposes of describing and analyzing 2019 compensation, these awards are not included; instead, this 2019 Compensation Discussion and Analysis includes a discussion of the payouts approved pursuant to the 2019 Executive Bonus Plan even though the cash payouts were made in February of 2020. See the section under this Compensation Discussion and Analysis entitled “2019 Compensation — Annual Performance-Based Incentive Bonuses.”
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date. In 2019, for Mr. Glaser, we imputed $6,664 in costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant. All of these amounts have been reported as taxable income to the respective executive and reported in the "Summary Compensation Table" that follows this discussion. Relocation benefits are subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his relocation. There were no other special benefits or perquisites provided to any other named executive officer in 2019.
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
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements (the “CIC Agreements”). These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of our executives has entered into a CIC Agreement in connection with his hire, or promotion. The Compensation Committee may request F.W. Cook to review peer practices and market data with respect to change in control and severance practices. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012 and determined that our practices in this regard were in line with those of our peers.
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
The severance and change in control arrangements are described in further detail in the section below entitled, "2019 Potential Payments Upon Termination of Employment of Change-in-Control."
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
The Tax Cuts and Jobs Act (the "Act"), which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the Act broadens the application of the deduction limit to additional executive officers who previously were exempt from such limit. As a result of these changes, except as otherwise provided in the transition relief provisions of the Act, compensation paid to any of our covered executives generally will not be deductible in 2019 or future years, to the extent that it exceeds $1 million.
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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2019 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2020 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Bruce A. Jaffe, Chair Dawn G. Lepore

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2019, 2018 and 2017
The table below sets forth compensation information for the individuals who served as our chief executive officer and chief financial officer during 2019 and our two most highly compensated executive officers, other than our chief executive officer or chief financial officer. We refer to these four individuals throughout this report as our “named executive officers” for 2019.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser	2019	415,625	—	—	75,000	—	8,470	499,095
Founder, Chairman and Chief Executive Officer	2018	525,000	—	—	387,254	186,375	8,249	1,106,878
	2017	450,000	—	—	838,519	274,500	8,740	1,571,759

Cary Baker	2019	335,000	50,000	—	—	188,438	4,542	577,980
Senior Vice President, Chief Financial Officer and Treasurer	2018	329,167	—	—	217,220	86,406	4,455	637,248
	2017	216,667	100,000	—	239,200	101,563	34,845	692,275

Michael Parham	2019	325,000	50,000	—	—	121,875	5,619	502,494
Senior Vice President, General Counsel and Corporate Secretary	2018	310,417	—	—	162,915	87,305	5,415	566,052
	2017	300,000	—	—	—	154,125	4,065	458,190

Massimiliano Pellegrini	2019	450,000	—	—	—	225,000	5,166	680,166
President, RealNetworks	2018	445,833	25,000	—	518,400	155,314	7,840	1,152,387
	2017	400,000	—	—	—	165,600	9,949	575,549

(1)
For Mr. Glaser, as discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2019 Compensation — Chief Executive Officer Compensation,” beginning in 2018, the Compensation Committee approved a change in allocation of cash salary versus salary replacement option from $450,000 in cash with a salary replacement option valued at $150,000, to $525,000 in cash with a salary replacement option valued at $75,000, but remaining consistent with prior years with total base salary value of $600,000. In support of the Company's efforts to reduce operating expenses, Mr. Glaser declined to receive 50% of his cash base salary from August through December 2019.

(2)
For each of Messrs. Baker and Parham, the 2019 bonus amount represents a discretionary bonus, or "spot bonus," awarded by the Compensation Committee in connection with his specific efforts to successfully complete the January 2019 acquisition of an additional interest in Napster.

(3)
The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted or modified in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 14 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.

(4)
The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2019 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2019 Executive Bonus Plan were paid in cash in the first quarter of 2020. In light of the impacts to RealNetworks of the global pandemic and related economic instability, Mr. Glaser agreed to forgo any payout pursuant to the 2019 Executive Bonus Plan.

(5)
All other compensation generally consists of RealNetworks’ 401(k) company match of up to $4,200 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, all other compensation also includes $6,664 for office space and parking for Mr. Glaser’s personal assistant as described in the Compensation Discussion and Analysis in the section entitled "2019 Compensation - Perquisites."

CEO Pay Ratio
For 2019:

•	The annual total compensation of the employee identified at the median of our company (other than our CEO), was $60,751; and

•	The annual total compensation of our CEO was $499,095.
Based on this information, for 2019, the ratio of the annual total compensation of Mr. Glaser, our CEO, to the median of the annual total compensation of all employees was estimated to be 8 to 1.
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
For our 2019 ratio, consistent with our process followed in 2018, we used the median employee identified pursuant to our 2017 identification process, as we believe the changes to our employee population and compensation have not significantly impacted our ratio. For 2017, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

•
We determined that, as of November 30, 2017, our employee population consisted of approximately 480 individuals globally. We selected November 30, which was within the last three months of 2017, as the date upon which we would identify the “median employee,” because it allowed us to make such identification in a reasonably efficient and economical manner given the global scope of our operations.

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

2019 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards # of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—	$131,250	$525,000	$787,500
	01/24/19								58,443	$2.98	$75,000
	02/15/19							56,477		—	$186,375

Cary Baker	—	$62,813	$251,250	$376,875
	2/15/2019							18,266		—	$86,406

Michael Parham	—	$60,938	$243,750	$365,625
	02/15/19							26,456		—	$87,305

Max Pellegrini	—	$112,500	$450,000	$675,000
	02/15/19							47,064		—	$155,314

(1)
The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for performance during the most recently completed fiscal year. The actual payouts approved for such performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2019 Compensation — Annual Performance-Based Incentive Bonuses.” The bonus payouts approved pursuant to the 2019 Executive Bonus Plan were paid, in cash, during the first quarter of 2020.

(2)
The number of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2019” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.

(3)
The dollar amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in the most recently completed fiscal year pursuant to the 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718) rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 14 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(4)
The option granted to Mr. Glaser on January 24, 2019, having a grant date fair value of $75,000, represents his annual salary replacement option, which vests monthly over the fiscal year and which is described in more detail in the section of the Compensation Discussion and Analysis entitled “2019 Compensation — Chief Executive Officer Compensation — Salary Options.”

(5)
The stock awards reported for all executives represent fully vested restricted stock units that were granted in lieu of cash as payout pursuant to the 2018 Executive Bonus Plan. Each of these share-based payments is described in more detail in the section of the Compensation Discussion and Analysis entitled “2019 Compensation — Annual Performance-Based Incentive Bonuses.”

Outstanding Equity Awards at Fiscal Year Ended December 31, 2019
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2019. The market value of the RSUs is based on the closing price of RealNetworks common stock on The Nasdaq Stock Market on December 31, 2019, which was $1.20.

		Option Awards					Stock Awards
Name	Vesting Commence-ment Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	12/31/2012	105,000 (2)	—		7.56	12/31/2019
	12/24/2013	500,000 (4)	—		7.90	12/24/2020
	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	01/22/2015	45,398 (3)	—		6.78	1/22/2022
	01/26/2016	87,714 (3)	—		3.68	01/26/2023
	1/26/2017	63,675 (3)	—		5.40	01/26/2024
	12/15/2017	200,000 (6)	200,000 (6)		3.94	12/15/2024
	01/31/2018	54,466 (3)	—		3.10	01/31/2025
	01/31/2018	54,466 (3)	—		3.10	01/31/2025
	12/27/2018	87,500 (6)	262,500 (6)		2.14	12/27/2025

Cary Baker	05/11/2017	75,000 (6)	75,000 (6)		4.29	05/11/2024
	07/26/2018	25,000 (4)	150,000 (4)		3.54	07/26/2025

Michael Parham	12/06/2016	121,098 (5)	—		4.73	12/06/2023
	12/06/2016	120,000 (5)	—		4.73	12/06/2023
	07/26/2018	18,750 (4)	131,250 (4)		3.54	07/26/2025

Max Pellegrini	12/06/2016	350,000 (5)	—		4.73	12/06/2023
	12/06/2016	43,750 (5)	—		4.73	12/06/2023
	12/06/2016	100,000 (5)	—		4.73	12/06/2023
	03/07/2018	125,000 (4)	375,000 (4)		3.43	03/07/2025

(1)
For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment (or service) with the company through the applicable vesting dates and (b) applicable performance conditions, if any, as indicated in footnotes (2) through (8) below.

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

(5)	Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option is now fully vested.

(6)
Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, subject to the recipient's continued service to the company through the applicable vesting dates, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.

2019 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2019. None of our named executive officers exercised any option awards during fiscal year 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Rob Glaser	—	—	56,477	186,375
Cary Baker	—	—	26,183	86,406
Michael Parham	—	—	26,456	87,305
Max Pellegrini	—	—	47,064	155,314

(1)
Represents the number of shares vesting (including shares withheld to cover taxes) multiplied by the fair market value of RealNetworks’ common stock on the vesting date. For all executives, the stock award disclosed was granted as restricted stock units in lieu of cash as the bonus payout approved pursuant to the 2018 Executive Bonus Plan.

2019 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2019, (2) the price per share of our common stock was $1.20, which was the closing market price on December 31, 2019, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	2,100,000	2,100,000	—	—	—
	Bonus	—	525,000	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Cary Baker (1)	Severance	335,000	785,157	—	—	—
	Bonus	188,438	—	—	188,438	188,438
	Equity award vesting acceleration	—	—	—	—	—

Michael Parham	Severance	325,000	406,250	—	—	—
	Bonus	—	304,688	—	121,875	121,875
	Equity award vesting acceleration	—	—	—	—	—

Max Pellegrini	Severance	450,000	1,012,500	—	—	—
	Bonus	225,000	—	—	225,000	225,000
	Equity award vesting acceleration	—	—	—	—	—

(1)	Mr. Baker departed from RealNetworks on February 14, 2020.
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
In addition, each of Messrs. Baker's and Pellegrini's offer letters provides that upon a termination without cause other than in connection with a change in control, the executive will receive one year of accelerated vesting of any unvested, non‑performance‑based stock options.
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
The CIC Agreements between RealNetworks and each of our named executive officers, except Mr. Glaser, provide that the executive would receive certain payments in the event of his termination of employment under certain circumstances. Specifically, in the case of Messrs. Baker and Pellegrini, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 150% of his base salary, 150% of his prorated bonus,12 months of acceleration of equity awards, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 12 months of reimbursement of COBRA coverage. In the case of Mr. Parham, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then he is entitled to receive 125% of his base salary, 125% of his target bonus or his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award. These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non‑disparagement obligation, and (3) non‑solicitation and no‑hire obligations for a period of 12 months (for Mr. Parham) or 18 months (for Messrs. Baker and Pellegrini) following employment termination.

Benefits Upon Death and Disability
If the employment of a named executive officer had terminated on December 31, 2019 due to death or disability, the executive or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2019 but not paid as of December 31, 2019.
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
For purposes of Mr. Glaser's severance agreement and the CIC Agreements and Messrs. Baker and Pellegrini's offer letters, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2019, the Compensation Committee was composed of Janice Roberts and Dawn Lepore for the entire year, and also included Dominique Trempont for the ten months from January 1 through October 31. In 2019, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.

Compensation of Non-Employee Directors
In 2019, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or committee meetings.
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
Non-employee directors receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2019 non-employee director equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On November 5, 2019, our non-employee directors at the time were each granted RSUs covering 28,481 shares and an option to purchase 15,000 shares of our common stock having an exercise price of $1.58 per share, which RSUs and options vest as described above.
In July 2016, our Board approved revisions to the company's Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above. Pursuant to these revisions, on July 19, 2019, the Board approved equity awards to compensate Mr. Jaffe for his service as a RealNetworks-designated director on the board of Rhapsody International, Inc., d/b/a Napster. RealNetworks owned approximately 84% of the issued and outstanding stock of Rhapsody International on December 31, 2019 and, accordingly, it is considered an affiliate of ours. The equity awards served as compensation to Mr. Jaffe for Rhapsody board service for the one-year period following July 19, 2019, and are reflected in the 2019 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
In March 2019, our Board approved further revisions to the company's Outside Director Compensation program to provide for cash compensation to the chair of the Board's Corporate Development Committee, comprised of Mr. Jaffe as chair, and our CEO and CFO. The role of the Corporate Development Committee is to assist the Board in its design and analysis of potential corporate development opportunities. For services rendered as chair of this committee, Mr. Jaffe was paid $7,500 per month cash compensation throughout 2019, which is reflected in the 2019 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2019.
2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bruce A. Jaffe (3)	163,557	90,000	48,002	—	301,559
Christopher R. Jones (4)	48,367	45,000	23,702	—	117,069
Dawn G. Lepore (5)	71,793	45,000	23,702	—	140,495
Erik E. Prusch (6)	4,917	—	—	—	4,917
Janice Roberts (7)	77,280	45,000	23,702	—	145,982
Michael B. Slade (8)	42,000	45,000	23,702	—	110,702
Dominique Trempont (9)	98,746	—	—	—	98,746
Tim Wan (6)	4,917	—	—	—	4,917
_______________

(1)
The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 14 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2019, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 67,500 for Mr. Jaffe; 50,846 for Mr. Jones; 91,770 for Ms. Lepore; 91,250 for Ms. Roberts; and 155,829 for Mr. Slade. For Mr. Prusch and Mr. Wan, no equity awards had been granted, and Mr. Trempont was no longer a director as of December 31, 2019.

(2)
As of December 31, 2019, each of our non-employee directors held an outstanding RSU award covering 2,373 shares of RealNetworks common stock. Mr. Jaffe also held an outstanding RSU award covering 11,363 shares of RealNetworks common stock granted to him in connection with his service on the Rhapsody International board of directors.

(3)
Mr. Jaffe served as a member of the Audit Committee for the entire fiscal year, and as Lead Independent Director and Chair of the Audit Committee effective October 31, 2019. Mr. Jaffe also served as Chair of the Corporate Development Committee and received cash compensation of $7,500 per month throughout 2019 for that role. Also, in connection with his appointment to the Rhapsody International board of directors, on July 19, 2019, Mr. Jaffe was granted an option to purchase 15,000 shares of RealNetworks common stock with a per share exercise price of $1.65 and scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, and RSUs covering 27,272 shares of RealNetworks common stock scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, with the RSU share distribution date occurring on the first anniversary of the grant date.

(4)	Mr. Jones served as a member of the Audit Committee for the entire fiscal year.

(5)	Ms. Lepore served as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee for the entire fiscal year.

(6)
Mr. Prusch and Mr. Wan were appointed to the Board effective December 3, 2019 and received prorated cash compensation for the period. Equity awards pursuant to RN's Outside Director Compensation were granted in February 2020.

(7)
Ms. Roberts served as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee for the entire fiscal year. Ms. Roberts departed from the Board effective April 17, 2020.

(8)	Mr. Slade served as a member of the Audit Committee beginning October 31, 2019.

(9)
Mr. Trempont served as Lead Independent Director, Chair of the Audit Committee, and as a member of the Compensation Committee from January 1, 2019 until his departure from the Board effective October 31, 2019.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on March 30, 2020, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 2020 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 38,228,328 shares outstanding as of February 15, 2020. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned **	Percentage of Common Stock Outstanding
Robert Glaser (1)	15,223,454	38.5%
Ariel Investments, LLC (2)	6,020,322	15.7%
Viex Capital Advisors LLC (3)	2,237,630	5.9%
Dimensional Fund Advisors LP (4)	2,258,051	5.9%
Thomas A. Satterfield, Jr. (5)	1,980,000	5.2%
Bruce A. Jaffe (6)	154,392	*
Christopher R. Jones (7)	107,028	*
Dawn G. Lepore (8)	169,541	*
Erik E. Prusch (11)	7,461	*
Janice Roberts (9)	186,525	*
Michael B. Slade (10)	255,094	*
Tim Wan (11)	7,461	*
Cary Baker (12)	271,880	*
Michael Parham (13)	301,473	*
Max Pellegrini (14)	785,893	2.0%
	—	*

All directors and executive officers as a group (11 persons)(15)	17,198,322	41.8%

*	Less than 1%.

**
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

(1)
Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 1,313,110 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date, and 598,386 shares of Series B Preferred Stock convertible into common stock within 60 days of the table date.

(2)
Information is based on a Schedule 13G filed with the SEC on February 14, 2020 by Ariel Investments, LLC. Ariel reported that as of December 31, 2019, it beneficially owned an aggregate of 6,020,322 shares of common stock and that its address is 200 E. Randolph Street, Suite 2900, Chicago, Illinois 60601.

(3)
Information is based on a Schedule 13G jointly filed with the SEC on February 3, 2020 by VIEX Capital Advisors, LLC and affiliates, which reported (i) that as of December 31, 2019, the group beneficially owned an aggregate of 2,237,630 shares of common stock, (ii) that Eric Singer serves as managing member of VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, and VIEX Capital Advisors, LLC, and (iii) that the principal address of the group is 745 Boylston Street, 3rd Floor, Boston, Massachusetts 02116.

(4)
Information is based on a Schedule 13G filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP. Dimensional reported that as of December 31, 2019, it beneficially owned an aggregate of 2,258,051 shares of common stock and that its address is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)
Information is based on a Schedule 13G filed with the SEC on January 10, 2020 by Thomas A. Satterfield, Jr. reporting that as of December 31, 2019, he beneficially owned an aggregate of 1,980,000 shares of common stock and that his address is 2609 Caldwell Mill Lane, Birmingham, Alabama 35243.

(6)	Includes 76,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 30,048 RSUs that are scheduled to vest within 60 days of the table date.

(7)	Includes 42,096 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 30,048 RSUs that are scheduled to vest within 60 days of the table date.

(8)	Includes 96,770 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.

(9)	Includes 96,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.

(10)	Includes 160,829 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 16,753 RSUs that are scheduled to vest within 60 days of the table date.

(11)	Includes 2,292 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 5,169 RSUs that are scheduled to vest within 60 days of the table date.

(12)	Includes 200,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(13)	Includes 297,348 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.

(14)	Includes 743,750 shares of common stock issuable upon exercise of options exercisable 60 days of the table date.

(15)
Includes an aggregate of 2,844,737 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 87,854 RSUs that are scheduled to vest within 60 days of the table date.

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
Fees Billed by KPMG LLP During 2018 and 2019
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2018 and 2019, and fees billed for other services rendered by KPMG LLP.

	2018	2019
Audit Fees (1)	$866,000	$1,445,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$866,000	$1,445,000

(1)
Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2018 and 2019, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2018 and 2019 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks, including Rhapsody International, Inc. after our acquisition of an additional 42% interest on January 18, 2019.

Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by KPMG LLP for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2018 and 2019, the Audit Committee approved all services and fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2019.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2019.
(a)(3) Index to Exhibits
See Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2020.

REALNETWORKS, INC.

By:	/s/ Judd Lee
Judd Lee
SVP, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2020.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Judd Lee	Chief Financial Officer and Treasurer
Judd Lee	(Principal Financial and Accounting Officer)
/s/ *
Bruce A. Jaffe	Director
/s/ *
Christopher R. Jones	Director
/s/ *
Dawn G. Lepore	Director

Erik E. Prusch	Director
/s/ *
Michael B. Slade	Director
/s/ *
Tim Wan	Director

* By: Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Judd Lee, Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.