Form 10-Q
period 2020-03-31
REALNETWORKS INC
filed 2020-05-07
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
The number of shares of the registrant’s Common Stock outstanding as of May 4, 2020 was 38,235,224.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$19,046	$16,805
Trade accounts receivable, net of allowances of $650 and $597	26,991	29,507
Deferred costs, current portion	865	823
Prepaid expenses and other current assets	8,873	7,445
Total current assets	55,775	54,580
Equipment, software, and leasehold improvements, at cost:
Equipment and software	30,419	32,167
Leasehold improvements	2,903	3,311
Total equipment, software, and leasehold improvements, at cost	33,322	35,478
Less accumulated depreciation and amortization	30,801	32,657
Net equipment, software, and leasehold improvements	2,521	2,821
Operating lease assets	10,961	11,592
Restricted cash equivalents	5,374	5,374
Other assets	1,150	1,891
Deferred costs, non-current portion	1,156	1,021
Deferred tax assets, net	752	761
Other intangible assets, net of accumulated amortization of $66,431 and $67,863	18,016	19,286
Goodwill	62,202	62,428
Total assets	$157,907	$159,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,996	$4,927
Accrued royalties, fulfillment and other current liabilities	77,127	77,303
Deferred revenue, current portion	6,437	6,620
Notes payable	4,797	7,331
Total current liabilities	93,357	96,181
Deferred revenue, non-current portion	287	96
Deferred tax liabilities, net	1,116	1,172
Long-term lease liabilities	7,770	8,466
Long-term debt	3,900	3,900
Other long-term liabilities	8,420	11,666
Total liabilities	114,850	121,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2020 and 0 shares in 2019	8	—
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 38,231 shares in 2020 and 38,227 shares in 2019	38	38
Additional paid-in capital	654,442	644,070
Accumulated other comprehensive loss	(62,230)	(61,323)
Retained deficit	(548,652)	(544,010)
Total shareholders’ equity	43,606	38,775
Noncontrolling interests	(549)	(502)
Total equity	43,057	38,273
Total liabilities and equity	$157,907	$159,754
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended March 31,
	2020	2019
Net revenue	$43,145	$39,472
Cost of revenue	24,176	24,870
Gross profit	18,969	14,602
Operating expenses:
Research and development	8,618	8,833
Sales and marketing	8,117	8,142
General and administrative	7,113	8,364
Restructuring and other charges	209	167
Total operating expenses	24,057	25,506
Operating loss	(5,088)	(10,904)
Other income (expenses):
Interest expense	(262)	(166)
Interest income	5	77
Gain (loss) on equity investment, net	—	12,338
Other income (expenses), net	795	127
Total other income (expenses), net	538	12,376
Income (loss) before income taxes	(4,550)	1,472
Income tax expense	139	258
Net income (loss) including noncontrolling interests	(4,689)	1,214
Net income (loss) attributable to noncontrolling interests	(47)	(319)
Net income (loss) attributable to RealNetworks	$(4,642)	$1,533

Net income (loss) per share attributable to RealNetworks- Basic	$(0.12)	$0.04
Net income (loss) per share attributable to RealNetworks- Diluted	$(0.12)	$0.04
Shares used to compute basic net income (loss) per share	38,229	37,820
Shares used to compute diluted net income (loss) per share	38,229	37,912

Comprehensive income (loss):
Foreign currency translation adjustments, net of reclassification adjustments	$(907)	$(87)
Total other comprehensive income (loss)	(907)	(87)
Net income (loss) including noncontrolling interests	(4,689)	1,214
Comprehensive income (loss) including noncontrolling interests	(5,596)	1,127
Comprehensive income (loss) attributable to noncontrolling interests	(47)	(319)
Comprehensive income (loss) attributable to RealNetworks	$(5,549)	$1,446
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(4,689)	$1,214
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	1,436	1,482
Stock-based compensation	380	1,384
(Gain) loss on equity investment, net	—	(12,338)
Foreign currency (gain) loss	(767)	(151)
Fair value adjustments to contingent consideration liability	(300)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	2,256	(143)
Prepaid expenses, operating lease and other assets	(535)	(1,063)
Accounts payable	149	(259)
Accrued, lease and other liabilities	(2,554)	555
Net cash used in operating activities	(4,624)	(9,319)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(94)	(482)
Proceeds from sales and maturities of short-term investments	—	24
Acquisition, net of cash acquired	—	12,260
Net cash (used in) provided by investing activities	(94)	11,802
Cash flows from financing activities:
Proceeds from issuance of preferred stock	10,000	—
Tax payments from shares withheld upon vesting of restricted stock	—	(271)
Proceeds from notes payable and revolving credit facility	8,768	9,733
Repayments of notes payable and revolving credit facility	(11,172)	(8,437)
Other financing activities	—	450
Net cash provided by financing activities	7,596	1,475
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(637)	(207)
Net increase in cash, cash equivalents and restricted cash	2,241	3,751
Cash, cash equivalents and restricted cash, beginning of period	22,179	37,191
Cash, cash equivalents, and restricted cash end of period	$24,420	$40,942
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	$37	$642,059	$(61,205)	$(522,476)	$58,415	$339	$58,754

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net income (loss)	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	$8	38,231	$38	$654,442	$(62,230)	$(548,652)	$43,606	$(549)	$43,057

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2020 and 2019

Note 1	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks provides digital media software and services to consumers, mobile carriers, device manufacturers, system integrators, and other businesses. Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. As of January 18, 2019, we hold an 84% interest in the Napster music business, which offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue and cash flow.
In this Quarterly Report on Form 10-Q (10-Q or Report), RealNetworks, Inc., together with its subsidiaries, is referred to as "RealNetworks," the "Company," "we," "us," or "our." "RealPlayer," "RMHD," "RealMedia," "GameHouse," "Kontxt," "SAFR" and other trademarks of ours appearing in this report are our property.
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. Our unrestricted cash and cash equivalents balance at March 31, 2020 was $19.0 million and our operating loss for the quarter ended March 31, 2020 was $5.1 million. We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. While we currently believe existing unrestricted cash balances along with current availability on our revolving line of credit will be sufficient to allow us to meet our obligations for the next 12 months, our assessment is subject to inherent risks and uncertainties. Moreover, our operating forecast is partly dependent on factors that are outside of our control. Compounding these risks, uncertainties, and other factors are the potential effects of the recent coronavirus pandemic and related impacts on global commerce and financial markets. These conditions, when evaluated within the guidance of ASC 205-40, raise substantial doubt about our ability to meet our obligations over the 12 months from the date of this filing and, therefore, to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 10-K).
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

Note 3	Revenue Recognition
We generate all of our revenue through contracts with customers. Revenue is either recognized over time as the service is provided, or at a point in time when the product is transferred to the customer, depending on the contract type. Our performance obligations typically have an original duration of one year or less.
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended March 31, 2020
	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$2,020	$831	$—	$—
Subscription Services	929	5,859	2,770	26,323
Product Sales	222	—	2,978	—
Advertising and Other	324	—	889	—
Total	$3,495	$6,690	$6,637	$26,323

	Quarter Ended March 31, 2019
	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$735	$599	$—	$—
Subscription Services	1,088	6,340	2,985	24,337
Product Sales	219	—	1,988	—
Advertising and Other	444	—	737	—
Total	$2,486	$6,939	$5,710	$24,337

The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended March 31, 2020
	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$2,343	$6,584	$1,095	$12,851
Direct to Consumer	1,152	106	5,542	13,472
Total	$3,495	$6,690	$6,637	$26,323

	Quarter Ended March 31, 2019
	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$1,178	$6,817	$1,036	$12,095
Direct to Consumer	1,308	122	4,674	12,242
Total	$2,486	$6,939	$5,710	$24,337
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of March 31, 2020 and December 31, 2019, our balance of long-term accounts receivable was $0.5 million and $0.3 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2019 to March 31, 2020 is primarily due to a contract renewal in the first quarter of 2020. During the quarter ended March 31, 2020, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of March 31, 2020 and December 31, 2019, we had a deferred revenue balance of $6.7 million, primarily due to deferred revenue associated with monthly subscriptions.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended March 31,
	2020	2019
Total stock-based compensation expense	$380	$1,384
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2020	2019
Expected dividend yield	0%	0%
Risk-free interest rate	0.90%	2.51%
Expected life (years)	4.0	3.8
Volatility	45%	41%

The total stock-based compensation amounts for 2020 and 2019 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the three months ended March 31, 2019 was stock compensation expense recorded in the first quarter of 2019 related to our 2018 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019. Our 2019 incentive bonuses were paid fully in cash, reducing stock compensation expense in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.
As of March 31, 2020, $1.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 5	Acquisitions
Napster
On January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) which brought our aggregate ownership to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest.
Napster continues to operate as an independent business with its own board of directors, strategy and leadership team.For fiscal periods following the closing of the acquisition, we consolidate Napster's financial results into our financial statements, where Napster is reported as a separate segment. Napster, however, remains a distinct legal entity and RealNetworks assumes no ownership or control over the assets or liabilities of Napster.
The 16% of Napster that we do not own is accounted for as a noncontrolling interest in our consolidated financial statements. As part of the transaction, we recorded a gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations in the first quarter of 2019.
The terms of the transaction included initial cash consideration of $1.0 million and additional contingent consideration. Initial cash consideration of $0.2 million was paid at closing and the remainder of the initial cash consideration is included in accrued royalties, fulfillment and other current liabilities and will be paid with existing cash balances. With regards to contingent consideration, over the five years following the acquisition, RealNetworks will pay the lesser of the following:
(a) an additional $14.0 million to seller, or
(b) if RealNetworks sells the interest to a third party for less than $15.0 million, the actual amount received by RealNetworks, minus the $1.0 million initial payment.
In the event that RealNetworks sells such equity interest for consideration in excess of $15.0 million, RealNetworks will pay seller additional consideration, dependent on the sale price, which shall in no event exceed an additional $25.0 million. In order for seller to receive the full $40.0 million, the proceeds from the sale of Napster received by RealNetworks for the 42% equity interest acquired would have to exceed $60.0 million. These contingent consideration amounts were part of the total consideration at estimated fair value.
The fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to an estimated fair value of $11.6 million at the time of acquisition. The contingent consideration is adjusted quarterly to fair value through earnings. See Note 6 Fair Value Measurements for details on the adjustment to this liability.
We recorded intangible assets of $23.7 million, consisting of trade name and trademarks, developed technology, customer relationships, and partner relationships.
We recorded goodwill of $45.5 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, including the expected growth in Napster's business to business model and the assembled workforce. Future performance of the Napster business will factor into our intangibles and goodwill impairment analysis.

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2020				March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$18,460	$—	$—	$18,460	$18,460
Money market funds	586	—	—	586	586
Total cash and cash equivalents	19,046	—	—	19,046	19,046
Restricted cash equivalents	3,500	1,874	—	5,374	5,374
Total assets	$22,546	$1,874	$—	$24,420	$24,420
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$5,396	$5,396	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	6,904	6,904	N/A
Total liabilities	$—	$—	$12,300	$12,300	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2019				December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$14,887	$—	$—	$14,887	$14,887
Money market funds	1,918	—	—	1,918	1,918
Total cash and cash equivalents	16,805	—	—	16,805	16,805
Restricted cash equivalents	3,500	1,874	—	5,374	5,374
Total assets	$20,305	$1,874	$—	$22,179	$22,179
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,800	$2,800	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,800	9,800	N/A
Total liabilities	$—	$—	$12,600	$12,600	N/A
Restricted cash equivalents as of March 31, 2020 and December 31, 2019 relate to cash pledged as collateral against letters of credit in connection with lease agreements and our Loan and Security Agreement ("Loan Agreement") requires us to maintain a minimum balance of $3.5 million unrestricted cash at the bank. See Note 8 Notes Payable and Long-term debt for additional details.
Accrued royalties, fulfillment and other current liabilities and Other long-term liabilities as of March 31, 2020 include the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions, this liability is adjusted quarterly to fair value through earnings. During the quarter ended March 31, 2020, we recorded the change in fair value of the contingent consideration of $0.3 million, as a decrease to the total liability on the consolidated balance sheet and as a reduction of general and administrative expense on the consolidated statement of operations.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2020 and 2019, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Accrued royalties, fulfillment and other current liabilities
Accrued royalties, fulfillment and other current liabilities (in thousands):

	March 31, 2020	December 31, 2019
Royalties and other fulfillment costs	$54,415	$55,750
Employee compensation, commissions and benefits	5,777	6,858
Sales, VAT and other taxes payable	2,319	2,547
Operating lease liabilities - current	4,788	4,805
Other	9,828	7,343
Total accrued royalties, fulfillment and other current liabilities	$77,127	$77,303
Included in royalties and other fulfillment costs are Napster's accrued music royalties totaling $52.9 million and $54.2 million at March 31, 2020 and December 31, 2019, respectively. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid.
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
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $2.2 million and $2.0 million at March 31, 2020 and December 31, 2019, respectively, are included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset on the unaudited condensed consolidated balance sheets.

Note 8	Notes Payable and Long-term debt
In August 2019, RealNetworks and Napster entered into a Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the Loan Agreement, the bank extended a revolving line of credit not to exceed $10.0 million in the aggregate. Available advances on the revolving line of credit, which will be used for working capital and general corporate purposes, are based on a borrowing base that comprises accounts receivable and direct to consumer deposits. Borrowings under the Loan Agreement are secured by a first priority security interest in the assets of RealNetworks and Napster. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 5.5%, with monthly payments of interest only and principal due at the end of the two-year term. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $3.5 million unrestricted cash at the bank.
As of March 31, 2020, RealNetworks had $3.9 million outstanding debt from the revolving line of credit, which was loaned to Napster bearing interest and fees commensurate with our costs. See Note 13 Related Party Transactions for additional details.
We paid and capitalized $0.6 million of financing fees to enter into the revolving line of credit, and the financing fees will be amortized over the term of the debt. The current and non-current unamortized fees were $0.3 million and $0.1 million at March 31, 2020 and are included in Deferred costs, current and non-current on our condensed consolidated balance sheets.
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. As of March 31, 2020, Napster had $4.8 million borrowings outstanding with an interest rate of 2.25%.

Note 9	Restructuring Charges
Restructuring and other charges in 2020 and 2019 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs due to workforce reductions. Included in employee separation costs was restructuring expense of $0.1 million related to and reported in the Napster segment.
Restructuring charges are as follows (in thousands):

Employee Separation and Other Costs
Costs incurred and charged to expense for the three months ended March 31, 2020	$209
Costs incurred and charged to expense for the three months ended March 31, 2019	$167
Changes to the accrued restructuring liability (which is included in Accrued royalties, fulfillment and other current liabilities) for 2020 are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2019	$322	$174	$496
Costs incurred and charged to expense for the three months ended March 31, 2020, excluding noncash charges	239	—	239
Cash payments	(341)	(174)	(515)
Accrued liability at March 31, 2020	$220	$—	$220

Note 10	Income (Loss) Per Share
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

	Quarter Ended March 31,
	2020	2019
Net income (loss) attributable to RealNetworks	$(4,642)	$1,533
Weighted average common shares outstanding used to compute basic EPS	38,229	37,820
Dilutive effect of stock based awards	—	92
Weighted average common shares outstanding used to compute diluted EPS	38,229	37,912

Basic EPS attributable to RealNetworks	$(0.12)	$0.04
Diluted EPS attributable to RealNetworks	$(0.12)	$0.04
During the quarters ended March 31, 2020 and 2019, 7.9 million and 6.8 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. In February 2020, Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 13 Related Party Transactions. During the quarter ended March 31, 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 11	Commitments and Contingencies
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
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims-made basis. In May 2019, public notice was posted about the settlement informing purported class members that they could make claims or object to the settlement, and the claims period ended on December 31, 2019. The final calculation is not yet complete, but based on preliminary results, the claimed damages are not expected to be material. Valid claims are currently expected to be paid by Napster in the third quarter of 2020.

Note 12	Segment Information
We manage our business and report revenue and operating income (loss) in four segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services and our integrated RealTimes® platform which is sold to mobile carriers; (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games, games licenses, games subscription services, and in-game advertising and advertising on game sites; and (4) Napster, which includes on-demand music streaming and music services.
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items may also include restructuring charges and stock compensation charges. As stated in Note 5 Acquisitions, Napster operates as an independent company and, therefore, RealNetworks allocates no corporate expenses to the Napster segment.
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

Segment results for the quarters ended March 31, 2020 and 2019 (in thousands):

Consumer Media	Quarter Ended March 31,
	2020	2019
Revenue	$3,495	$2,486
Cost of revenue	611	833
Gross profit	2,884	1,653
Operating expenses	2,458	3,119
Operating income (loss)	$426	$(1,466)

Mobile Services	Quarter Ended March 31,
	2020	2019
Revenue	$6,690	$6,939
Cost of revenue	1,696	2,048
Gross profit	4,994	4,891
Operating expenses	7,588	7,561
Operating income (loss)	$(2,594)	$(2,670)

Games	Quarter Ended March 31,
	2020	2019
Revenue	$6,637	$5,710
Cost of revenue	1,794	1,670
Gross profit	4,843	4,040
Operating expenses	4,923	5,037
Operating income (loss)	$(80)	$(997)

Napster	Quarter Ended March 31,
	2020	2019
Revenue	$26,323	$24,337
Cost of revenue	20,072	20,396
Gross profit	6,251	3,941
Operating expenses	6,461	5,532
Operating income (loss)	$(210)	$(1,591)

Corporate	Quarter Ended March 31,
	2020	2019
Cost of revenue	$3	$(77)
Operating expenses	2,627	4,257
Operating income (loss)	$(2,630)	$(4,180)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2020	2019
United States	$22,420	$18,970
Europe	14,838	15,384
Rest of the World	5,887	5,118
Total net revenue	$43,145	$39,472
Long-lived assets (consisting of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	March 31, 2020	December 31, 2019
United States	$81,524	$83,342
Europe	10,220	10,504
Rest of the World	1,956	2,281
Total long-lived assets	$93,700	$96,127

Note 13	Related Party Transactions
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
In May 2019, RealNetworks extended a short-term loan to Napster in the principal amount of $1.1 million. In August 2019, RealNetworks established a two-year term on this short-term loan and, as discussed in Note 8 Notes Payable and Long-term debt, loaned Napster an additional $3.9 million and charged Napster for associated fees. As a result, the principal amount on this two-year note is $5.4 million. Both the two-year note and the $10.0 million loan are subordinate to RealNetworks' and Napster's third party debt.
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
In 2019, Mr. Glaser directly invested $0.8 million in one of our subsidiaries in exchange for shares of preferred stock of that entity. The subsidiary is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. As of March 31, 2020, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.
In February 2020, we entered into a Series B Preferred Stock Purchase Agreement with Mr. Glaser, pursuant to which Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B Preferred Stock. The Series B Preferred Stock is non-voting and is convertible into common stock on a one-to-one basis, provided, however, that no conversion is permitted in the event that such conversion would cause Mr. Glaser’s beneficial ownership of our common stock to exceed the 38.5% threshold set forth in our Second Amended and Restated Shareholder Rights Plan dated November 30, 2018. The Series B Preferred Stock has no liquidation preference and no preferred dividend.

Note 14	Subsequent Events
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP). Through the PPP, loan amounts are forgiven to the extent proceeds are used to cover documented payroll, rent, and utility costs over an 8-week measurement period following loan funding. In April 2020, RealNetworks issued a promissory note in the principal amount of $2.9 million and in May 2020, Napster issued a promissory note in the principal amount of $1.7 million, both pursuant to the PPP. The notes have a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a six-month deferment period, and are eligible for forgiveness pursuant to program guidelines. We cannot provide assurance, however, that all or any portion of the principal and interest on these loans will be forgiven.

On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this settlement as of March 31, 2020 as it is early in the litigation and any potential liability cannot be reasonably estimated.
On April 23, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq Global Market (Nasdaq) indicating that, based upon the closing bid price of RealNetworks’ common stock for the 30 consecutive business day period between March 11, 2020 through April 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. In April 2020, in response to the unprecedented turmoil in U.S. and world financial markets, Nasdaq tolled the compliance periods for its bid price and market value of publicly held shares requirements through June 30, 2020. As a result of Nasdaq's general grant of this grace period, we have a compliance period of 180 calendar days starting July 1, 2020 and ending December 28, 2020 in which to regain compliance. In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the compliance period. In the event RealNetworks does not regain compliance by the end of the compliance period, we may be eligible for a second compliance period pursuant to Nasdaq's existing rules.
The letter has no immediate impact on the listing of the RealNetworks’ common stock, which will continue to be listed and traded on Nasdaq during the general grace period and the 180-day compliance period. RealNetworks’ Board will consider the implementation of various measures intended to support compliance, including a reverse split of our common stock in an effort to increase the trading price of the RealNetworks’ shares.

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
•our expected financial position, including liquidity, cash usage and conservation, the availability of funding or other resources, and the potential for forgiveness of certain loans;
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
Our Segments
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
As described in Note 5 Acquisitions, RealNetworks acquired an additional 42% interest in Napster on January 18, 2019 bringing our ownership of Napster's outstanding stock to 84%, thus having a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidate Napster's financial results into our financial statements, where Napster is reported as a separate segment. In connection with the acquisition, we recorded goodwill and definite-lived intangible assets, which we assess for impairment each quarter and which would be negatively impacted if Napster's business were to continue to decline or if it were to suffer significant financial distress.
The Napster segment provides music products and services that enable consumers to access digital music content from a variety of devices. The Napster subscription service offers unlimited access to a catalog of tens of millions of music tracks by way of on-demand streaming and conditional downloads. Napster currently offers music services and generates revenue primarily through subscriptions sold directly to consumers, through distribution partners, or through various music platform services primarily under co-branded arrangements. Napster generates a significant portion of revenue from sales to a few partners.
RealNetworks allocates to its Consumer Media, Mobile Services, and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items may also include restructuring charges and stock compensation expense. As stated in Note 5 Acquisitions, Napster operates as an independent company and, therefore, RealNetworks allocates no corporate expenses to the Napster segment.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
Even as implications of the pandemic and containment measures generally evolved throughout the first quarter of 2020, the impact on our financial results for the first quarter of 2020 was relatively minor. We have, however, had to reevaluate our operating plans, resulting in some significant pivots for our growth initiatives. Moreover, as we continue to operate our businesses as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to predict the near-term and long-term impacts that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal 2020 due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, but we will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of March 31, 2020, we had $19.0 million in unrestricted cash and cash equivalents, compared to $16.8 million as of December 31, 2019. The 2020 increase in cash and cash equivalents compared to the prior year end amount was due to the $10.0 million in cash proceeds from our recent issuance of Series B Preferred Stock, partially offset by our ongoing cash flows used in operating activities, which totaled $4.6 million in the first three months of 2020, and Napster's net repayment of debt of $2.4 million under the NRP Agreement. In April 2020, RealNetworks issued a promissory note in the principal amount of $2.9 million and in May 2020, Napster issued a promissory note in the principal amount of $1.7 million, both pursuant to the PPP of the CARES Act.
Condensed consolidated results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Total revenue	$43,145	$39,472	$3,673	9%
Cost of revenue	24,176	24,870	(694)	(3)%
Gross profit	18,969	14,602	4,367	30%
Gross margin	44%	37%
Operating expenses	24,057	25,506	(1,449)	(6)%
Operating loss	$(5,088)	$(10,904)	$5,816	53%
In the first quarter of 2020, our total consolidated revenue increased $3.7 million as compared with the year-earlier period. For the first quarter of 2020 compared to the prior year period, Napster segment revenues increased by $2.0 million, primarily due to the inclusion of Napster for the three months ended March 31, 2020, whereas the three months ended March 31, 2019 includes Napster from the acquisition date of January 18, 2019 through the end of the quarter. Our Consumer Media segment revenues increased by $1.0 million and our Games segment revenues increased by $0.9 million, partially offset by the revenue decline in our Mobile Services segment of $0.2 million. See below for further discussion of our segment results.
Cost of revenue decreased by $0.7 million for the quarter ended March 31, 2020 as compared with the year-earlier period, primarily due to the savings of $0.4 million in our Mobile Services segment, $0.3 million in Napster segment and $0.2 million in our Consumer Media segment, partially offset by $0.1 million increase in our Games segment.
Operating expenses decreased by $1.4 million in the quarter ended March 31, 2020 as compared with the year-earlier period, primarily due to the reductions of $1.8 million in salaries, benefits and infrastructure expenses. In the first quarter of 2020, we incurred expenses of $0.2 million for costs associated with our acquisition of Napster, compared with $0.8 million in the first quarter of 2019. Operating expenses within Corporate in the first quarter of 2020 also included the favorable change in fair value of the Napster contingent consideration liability of $0.3 million. These decreases were partially offset by $0.9 million increase in Napster segment primarily due to the inclusion of a full quarter of expenses in the first quarter of 2020 compared to the prior year.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$3,495	$2,486	$1,009	41%
Cost of revenue	611	833	(222)	(27)%
Gross profit	2,884	1,653	1,231	74%
Gross margin	83%	66%
Operating expenses	2,458	3,119	(661)	(21)%
Operating income (loss)	$426	$(1,466)	$1,892	NM
Total Consumer Media revenue for the quarter ended March 31, 2020 increased $1.0 million as compared to the same quarter in 2019, due primarily to higher software license revenues of $1.3 million, partially offset by lower subscription services revenues of $0.2 million, described more fully below. The overall increase in revenues was also offset by lower product sales, advertising and other revenues of $0.1 million.
Software License
For our software license revenues, the $1.3 million increase was primarily due to the timing of contract renewals and shipments to existing customers. The bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure in pricing and renewals, and declines in sales.
Subscription Services
For our subscription services revenues, the $0.2 million decrease was primarily due to continuing declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the quarter ended March 31, 2020 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $0.7 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions, and marketing expenses.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$6,690	$6,939	$(249)	(4)%
Cost of revenue	1,696	2,048	(352)	(17)%
Gross profit	4,994	4,891	103	2%
Gross margin	75%	70%
Operating expenses	7,588	7,561	27	—%
Operating loss	$(2,594)	$(2,670)	$76	3%
Total Mobile Services revenue decreased by $0.2 million in the quarter ended March 31, 2020 compared with the prior-year period. The revenue decrease was due to lower subscription services revenues of $0.4 million, partially offset by a $0.2 million increase in software license revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily due to revenue from sales of our SAFR product.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $0.7 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.3 million.
Cost of revenue decreased by $0.4 million in the quarter ended March 31, 2020 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions and lower third-party customer services fees.

Operating expenses remained flat for the quarter ended March 31, 2020 compared with the year-earlier period. An increase in salaries and benefits of $0.5 million was offset by lower marketing and infrastructure expenses.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$6,637	$5,710	$927	16%
Cost of revenue	1,794	1,670	124	7%
Gross profit	4,843	4,040	803	20%
Gross margin	73%	71%
Operating expenses	4,923	5,037	(114)	(2)%
Operating income (loss)	$(80)	$(997)	$917	92%
Total Games revenue increased $0.9 million for the quarter ended March 31, 2020 as compared with the year-earlier period due primarily to increases of $1.0 million in product sales revenues and $0.1 million in advertising and other revenues, partially offset by a $0.2 million decrease in our subscription services revenues, described more fully below. Our Games segment continues to shift its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase.
Subscription Services
Our subscription sales decreased $0.2 million as a result of lower subscribers in the first quarter of 2020.
Product Sales
Our product sales increased $1.0 million as a result of higher in-game purchases of $1.6 million compared to the prior-year period, partially offset by lower sales of games of $0.6 million as we continue to shift toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.1 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play games.
Cost of revenue increased $0.1 million in the quarter ended March 31, 2020 when compared with the prior-year period due to higher app store fees of $0.3 million, partially offset by lower publisher license and service royalties of $0.2 million.
Operating expenses decreased $0.1 million in the quarter ended March 31, 2020 when compared with the prior-year period, due to lower professional services fees of $0.3 million and salaries and benefits of $0.3 million, partially offset by higher marketing expenses of $0.5 million.
Napster
Napster segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$26,323	$24,337	$1,986	8%
Cost of revenue	20,072	20,396	(324)	(2)%
Gross profit	6,251	3,941	2,310	59%
Gross margin	24%	16%
Operating expenses	6,461	5,532	929	17%
Operating loss	$(210)	$(1,591)	$1,381	87%
As described in Note 5 Acquisitions, we acquired control and began consolidating Napster effective January 18, 2019. Our consolidated results include Napster from the acquisition date forward.
Subscription Services
Napster's subscription revenues for the quarter ended March 31, 2020 increased $2.0 million compared to the same quarter of 2019 due to a $1.3 million increase in direct to consumer revenues and a $0.7 million increase in sales through distribution partners. The increase was primarily due to the inclusion of a full quarter of revenues and an early termination fee from a platform partner in the first quarter of 2020, offset in part by lower subscribers. Direct to consumer revenue was reduced in the first quarter of 2019 by $0.6 million due to a fair value reduction in deferred revenue at the time of acquisition.
Cost of revenues primarily consist of content royalties related to music label and publishing rights for the domestic and international music streaming services. These costs can vary materially from period to period due to the significant judgments, assumptions, and estimates of the amounts to be paid. Napster's cost of revenues for the quarter ended March 31, 2020 decreased $0.3 million primarily due to lower royalties, partially offset by the inclusion of a full quarter of cost of revenues in the first quarter of 2020 compared to the prior year period.
Operating expenses increased by $0.9 million in the quarter ended March 31, 2020 primarily due to the inclusion of a full quarter of expenses in the first quarter of 2020 compared to the prior year period.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Cost of revenue	$3	$(77)	$80	NM
Operating expenses	2,627	4,257	(1,630)	(38)%
Operating loss	$(2,630)	$(4,180)	$1,550	37%
Operating expenses decreased by $1.6 million in the quarter ended March 31, 2020 compared with the year-earlier period, primarily due to a reduction in salaries and benefits in the first quarter of 2020. The overall change was also impacted by lower Napster acquisition costs of $0.4 million and a favorable change in the fair value of the Napster contingent consideration liability of $0.3 million, as further discussed in Note 6 Fair Value Measurements.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
Research and development	$8,618	$8,833	$(215)	(2)%
Sales and marketing	8,117	8,142	(25)	—%
General and administrative	7,113	8,364	(1,251)	(15)%
Restructuring and other charges	209	167	42	25%
Total consolidated operating expenses	$24,057	$25,506	$(1,449)	(6)%
Research and development expenses decreased by $0.2 million in the quarter ended March 31, 2020 as compared with the year-earlier period, primarily due to lower infrastructure expenses of $0.3 million.
Sales and marketing expenses remained flat in the quarter ended March 31, 2020 as compared with the year-earlier period In the first quarter of 2020, a $0.7 million reduction in salaries and benefits was partially offset by a $0.4 million increase in marketing expenses, primarily due to increased efforts towards free-to-play games, and $0.2 million increase in professional services fees.
General and administrative expenses decreased by $1.3 million in the quarter ended March 31, 2020 as compared with the year-earlier period. In the first quarter of 2020, we incurred expenses of $0.2 million for costs associated with our acquisition of Napster, compared with $0.8 million in the first quarter of 2019. The overall decrease was also impacted by lower salaries and benefits of $0.5 million and a favorable change in the fair value of the Napster contingent consideration liability of $0.3 million, as further discussed in Note 6 Fair Value Measurements.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 9 Restructuring Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended March 31,
	2020	2019	$ Change
Interest expense	$(262)	$(166)	$(96)
Interest income	5	77	(72)
Gain (loss) on equity investment, net	—	12,338	(12,338)
Other income (expense), net	795	127	668
Total other income (expense), net	$538	$12,376	$(11,838)
Interest expense relates to RealNetworks and Napster's notes payable and long-term debt, described in detail in Note 8 Notes Payable and Long-term debt.
Gain (loss) on equity investment, net, for the quarter ended March 31, 2019, included a $12.3 million gain related to RealNetworks' consolidation of Napster, as described in more detail in Note 5 Acquisitions.
Other income increased $0.7 million primarily due to foreign exchange gains.

Income Taxes
We recognized income tax expense of $0.1 million and $0.3 million during the quarters ended March 31, 2020 and 2019, respectively, related to U.S. and foreign income taxes.
As of March 31, 2020, RealNetworks has $5.0 million in uncertain tax positions. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $1.3 million.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions in the first quarter of 2020. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2020, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2020 was minimal.
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
New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	March 31, 2020	December 31, 2019
Working capital	$(37,582)	$(41,601)
Cash and cash equivalents	19,046	16,805
Restricted cash equivalents	5,374	5,374
Cash and cash equivalents increased from December 31, 2019 due to the $10.0 million in cash proceeds from the issuance of Series B Preferred Stock, partially offset by our ongoing cash flows used in operating activities, which totaled $4.6 million in the first three months of 2020, and Napster's net repayment of debt of $2.4 million.
The following summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(4,624)	$(9,319)
Cash (used in) provided by investing activities	(94)	11,802
Cash provided by financing activities	7,596	1,475
Cash used in operating activities consisted of net income (loss) including noncontrolling interests adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, gain on equity investment, fair value adjustments to contingent consideration liability and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $4.7 million lower in the three months ended March 31, 2020 as compared to the same period in 2019. This improvement was due to our lower operating loss recorded for the three months ended March 31, 2020 compared to the prior year period.
For the three months ended March 31, 2020, cash used by investing activities consisted of fixed asset purchases of $0.1 million.
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

Cash provided by financing activities for the three months ended March 31, 2020 was $7.6 million. This cash inflow was primarily due to the $10.0 million in cash proceeds from the issuance of Series B Preferred Stock, offset by Napster's net repayment of debt of $2.4 million. See Note 8 Notes Payable and Long-term debt and Note 13 Related Party Transactions for additional details.
Cash provided by financing activities for the three months ended March 31, 2019 was $1.5 million. This cash inflow was primarily due to net proceeds from Napster's borrowing activities of $1.3 million. See Note 8 Notes Payable and Long-term debt for additional details.
Three customers accounted for more than 10% of trade accounts receivable as of March 31, 2020, with the customers accounting for 19%, 13% and 13% each. Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2019, with the customers accounting for 31%, 11% and 10% each. One customer in our Napster segment accounted for 12% of consolidated revenue, or $5.4 million, during the three months ended March 31, 2020. Two customers in our Napster segment accounted for 14% of consolidated revenue, or $5.5 million, and 12%, or $4.5 million, respectively, during the three months ended March 31, 2019.
While we currently have no planned significant capital expenditures for the remainder of 2020 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 5 Acquisitions, we acquired a controlling interest in Napster on January 18, 2019. We paid initial cash consideration of $0.2 million in the first quarter of 2019 and the remaining $0.8 million of initial cash consideration is accrued as a current liability. We also have recognized a liability for the estimated fair value of the contingent consideration related to the acquisition. As discussed in Note 5 Acquisitions, this fair value amount was estimated using multiple scenarios for each tranche of contingent consideration, probability weighting each scenario, and discounting to arrive at an estimated fair value. This fair value calculation is directly impacted by the total estimated enterprise value of Napster. The contingent consideration will be adjusted quarterly to fair value through earnings, and as of March 31, 2020, the estimated fair value of the contingent consideration was $12.3 million, with $5.4 million recognized as a current liability and $6.9 million as a long-term liability. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of March 31, 2020.
In August 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Under the terms of the Agreement, which are further described in Note 8 Notes Payable and Long-term debt, the bank extended a two-year revolving line of credit not to exceed $10.0 million in the aggregate. As of March 31, 2020, $3.9 million had been drawn on the revolving line of credit, and any further advances will be used for working capital and general corporate purposes.
In April 2020, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program of the CARES Act. In May 2020, Napster issued its own promissory note in the principal amount of $1.7 million pursuant to the program. Each note, as further described in Note 14 Subsequent Events, has a maturity of 2 years, an interest rate of 1.0%, and is eligible for forgiveness pursuant to the terms of the program. We cannot provide assurance, however, that all or any portion of the principal and interest on these loans will be forgiven.
We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. We currently believe existing unrestricted cash balances, along with current availability on our revolving line of credit, will be sufficient to allow us to meet our obligations for the next 12 months. However, our assessment is subject to inherent risks and uncertainties. Moreover, our operating forecast is partly dependent on factors that are outside of our control. Compounding these risks, uncertainties, and other factors are the potential effects of the recent coronavirus pandemic and related impacts on global commerce and financial markets. These conditions, when evaluated within the guidance of ASC 205-40, raise substantial doubt about our ability to meet our obligations over the ensuing 12 months and, therefore, to continue as a going concern.
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
As of March 31, 2020, approximately $11.5 million of the $19.0 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
Off-Balance Sheet Arrangements
We do not maintain accruals associated with certain guarantees, as discussed in Note 19 Guarantees, to the consolidated financial statements included in Item 8 of Part II of our 2019 10-K. Thus, these guarantee obligations constitute off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting estimates are discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2019.
Due to the coronavirus pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks and Napster's notes payable and long-term debt. RealNetworks and Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on the outstanding notes payable and long-term debt as of March 31, 2020, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in euro, Chinese yuan and Japanese yen. A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of March 31, 2020 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 11 Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
Our operating plans, financial condition, and stock price have been adversely affected by the COVID-19 pandemic, and we could experience more severe adverse affects in future periods.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses, in particular, to our growth initiatives. We have also been forced to furlough some employees and otherwise reduce current expenditures. In addition, the severe turmoil in financial markets has contributed to a decline in the trading price of our common stock, resulting in our current noncompliance with the continued listing requirements of the The Nasdaq Stock Market. We cannot provide assurance that these actions or conditions will improve or continue as the pandemic, and reactions thereto, continue to evolve.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added a layer of uncertainty and risk to nearly all aspects of our business. We are unable to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal 2020 or beyond.
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives, several of which have been unsuccessful over recent years, have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our Company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the impact of macroeconomic pressures and global pandemics. In particular, we expect that progress with our growth initiatives will be negatively impacted by various reactions to the recent global outbreak of the coronavirus that causes COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and significant instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.
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
In April 2020, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the PPP of the CARES Act. In May 2020, Napster issued its own promissory note in the principal amount of $1.7 million pursuant to the program. On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administrator announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. While RealNetworks believes we fully qualify for the loan, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to fines and penalties.
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
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 5 Acquisitions for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors, however, Napster will continue to operate as an independent business with its own board of directors, strategy, and leadership team. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has in the past extended loans to Napster and may do so in the future.
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
As discussed in Note 5 Acquisitions, at the time of acquiring Napster, we recorded contingent consideration, which involves the application of judgments and estimates, including but not limited to, the estimation of expected future cash flows and related discount rates. Also due to the acquisition of the controlling interest in Napster, beginning with the first quarter of 2019, we consolidate Napster’s financial results into the RealNetworks financial statements. Accordingly, we must receive Napster’s quarterly financial statements and related information in a timely manner in order to prepare our quarterly and annual consolidated financial statements and disclosures in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Any failure in receiving Napster's financial statements and related information in a timely and materially accurate manner could cause our reports to be filed in an untimely and/or inaccurate manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.
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
Further, because our common stock is listed on the Nasdaq Global Market, we must meet Nasdaq's continued listing requirements. On April 23, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq Global Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between March 11, 2020 through April 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. In April 2020, in response to the unprecedented turmoil in U.S. and world financial markets, Nasdaq tolled the compliance periods for its bid price and market value of publicly held shares requirements through June 30, 2020. As a result of Nasdaq's general grant of this grace period, we have a compliance period of 180 calendar days starting July 1, 2020 and ending December 28, 2020 in which to regain compliance. In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days prior to December 28, 2020. In the event that we do not regain compliance by this date, we may be eligible for a second compliance period pursuant to Nasdaq's existing rules.
The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq during the general grace period and the 180-day compliance period. Our Board of Directors will consider the implementation of various measures intended to support compliance, including a reverse split of our common stock in an effort to increase the trading price of such shares.
Although we expect to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, a shareholder would likely find it significantly more difficult to dispose of our common stock, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.
Any impairment to our goodwill and definite-lived assets could result in a material charge to our earnings.
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unanticipated, impact on our financial results. At the time of acquiring a controlling stake in Napster, we recorded goodwill and definite-lived intangibles that totaled $69.2 million. See Note 5 Acquisitions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets as of March 31, 2020 was $80.2 million. Continued significant financial distress at Napster would likely have negative implications in our assessment of goodwill and definite-lived intangible assets on RealNetworks' balance sheet.
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
Given our declining revenue and operating losses, compounded by the COVID-19 pandemic and related impacts to global financial markets, management has concluded that substantial doubt exists concerning our ability to continue as a going concern.
Our unrestricted cash and cash equivalents balance at March 31, 2020 was $19.0 million, $11.5 million of which was held by our foreign subsidiaries, and our operating loss for the quarter ended March 31, 2020 was $5.1 million. As further discussed in Part II, Item 8, “Note 1—Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K, due to our history of declining revenue and operating losses, as well as our near-term expectations of net negative cash flows from operating activities, compounded by the COVID-19 pandemic and severe impacts to global financial markets, management has concluded that substantial doubt is deemed to exist about the company’s ability to continue as a going concern through the next 12 months. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to improve cash flow by implementing some combination of the following: reduce operating expenses; improve working capital; defer certain obligations where we believe we have the legal basis to do so; draw upon our line of credit; sell businesses, product lines or assets; effectuate strategic alliances; efficiently repatriate cash; or obtain outside investment. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, inhibit our ability to obtain outside investment or strategic alliances.
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
•difficulty in repatriating cash, whether as a result of tax laws or otherwise;
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
Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, cultural differences, local economic conditions, outbreak of diseases, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is typically the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro, may result in lower reported revenue or net assets in future periods. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed. As another example, the COVID-19 pandemic has resulted in travel and work restrictions globally, and may significantly disrupt our ability to produce and sell products. We are monitoring the impacts of the pandemic to our business, as well as rapidly evolving expectations regarding its severity and duration. We are unable to predict the full effects of this pandemic on our operations and financial results.
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
For example, our January 18, 2019 acquisition of a controlling interest in Napster represents a significant acquisition for RealNetworks. We incurred significant transaction-related costs to effectuate the acquisition, which were recorded throughout fiscal year 2019 and in the first quarter of 2020. Furthermore, although Napster will continue to operate independently and its business will not be integrated into our businesses, we still face risks related to the acquisition such as the consolidation of Napster's financial results into our financial statements.
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a material negative impact on our future operating results. In compliance with GAAP, we evaluate these assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that our goodwill or definite-lived assets may not be recoverable, include reduced future revenue and cash flow estimates due to changes in our forecasts, and unfavorable changes to valuation multiples and discount rates due to changes in the market. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could materially impact our financial results. With regard to Napster, the goodwill that we recorded in connection with the January 2019 acquisition could be deemed impaired in the event that Napster's cash position or profitability further deteriorates.
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
Furthermore, on February 10, 2020, we entered into a Series B Preferred Stock Purchase Agreement with Mr. Glaser pursuant to which Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of approximately 8.0 million shares of our Series B Preferred Stock, par value $0.001 per share. The rights, preferences, limitations, and powers of the Series B Preferred Stock are set forth in and governed by the designation of rights and preferences of Series B Preferred Stock filed with the Secretary of State of the State of Washington. Those rights, preferences, limitations, and powers include the right to proportional adjustment and the right to any dividends or distributions declared with regard to our common stock, but the Series B Preferred Stock has no voting or consent rights, has no liquidation preference, has no preferred dividend, and has limitations on transferability. Each share of Series B Preferred Stock is convertible into one share of our common stock, however no conversion is permitted in the event that it would cause Mr. Glaser’s beneficial ownership of our common stock to exceed the 38.5% threshold set forth in our shareholder rights plan dated November 30, 2018.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable
Item 3.   Default Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
On May 5, 2020, Rhapsody International, Inc., which does business as Napster, executed a promissory note in favor of Bank of America, NA in the principal amount of $1.7 million, with an interest rate of 1.0% per annum, a two-year maturity, no pre-payment penalty, and a deferment period of six months. The note was issued pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security, or CARES, Act of 2020. The note is subject to customary events of default and is eligible for forgiveness pursuant to program guidelines.
Item 6.   Exhibits
See Index to Exhibits below

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALNETWORKS, INC.

By:	/s/ Judd Lee
Judd Lee
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 7, 2020

INDEX TO EXHIBITS

Exhibit Number	Description

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Judd Lee, Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Judd Lee, Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Portions of the exhibit have been omitted.