Form 10-Q
period 2020-06-30
REALNETWORKS INC
filed 2020-08-06
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-37745

RealNetworks, Inc.
(Exact name of registrant as specified in its charter)
Washington			91-1628146
(State of incorporation)			(I.R.S. Employer Identification Number)
1501 First Avenue South, Suite 600			98134
Seattle	,	Washington
(Address of principal executive offices)			(Zip Code)
		(206)	674-2700
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
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2020 was 38,270,012.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$19,688	$16,805
Trade accounts receivable, net of allowances of $700 and $597	28,289	29,507
Deferred costs, current portion	743	823
Prepaid expenses and other current assets	5,688	7,445
Total current assets	54,408	54,580
Equipment, software, and leasehold improvements, at cost:
Equipment and software	30,862	32,167
Leasehold improvements	2,916	3,311
Total equipment, software, and leasehold improvements, at cost	33,778	35,478
Less accumulated depreciation and amortization	31,297	32,657
Net equipment, software, and leasehold improvements	2,481	2,821
Operating lease assets	10,058	11,592
Restricted cash equivalents	5,374	5,374
Other assets	992	1,891
Deferred costs, non-current portion	1,004	1,021
Deferred tax assets, net	756	761
Other intangible assets, net of accumulated amortization of $68,248 and $67,863	16,931	19,286
Goodwill	62,336	62,428
Total assets	$154,340	$159,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,125	$4,927
Accrued royalties, fulfillment and other current liabilities	75,865	77,303
Deferred revenue, current portion	6,181	6,620
Notes payable	4,495	7,331
Total current liabilities	90,666	96,181
Deferred revenue, non-current portion	396	96
Deferred tax liabilities, net	1,122	1,172
Long-term lease liabilities	7,088	8,466
Long-term debt	8,495	3,900
Other long-term liabilities	8,232	11,666
Total liabilities	115,999	121,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2020 and 0 shares in 2019	8	—
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 38,254 shares in 2020 and 38,227 shares in 2019	38	38
Additional paid-in capital	654,760	644,070
Accumulated other comprehensive loss	(61,710)	(61,323)
Accumulated deficit	(553,764)	(544,010)
Total shareholders’ equity	39,332	38,775
Noncontrolling interests	(991)	(502)
Total equity	38,341	38,273
Total liabilities and equity	$154,340	$159,754
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$40,424	$44,248	$83,569	$83,720
Cost of revenue	23,033	27,282	47,209	52,152
Gross profit	17,391	16,966	36,360	31,568
Operating expenses:
Research and development	7,802	8,876	16,420	17,709
Sales and marketing	6,927	8,360	15,044	16,502
General and administrative	6,680	8,392	13,793	16,756
Restructuring and other charges	881	729	1,090	896
Total operating expenses	22,290	26,357	46,347	51,863
Operating loss	(4,899)	(9,391)	(9,987)	(20,295)
Other income (expenses):
Interest expense	(278)	(43)	(540)	(209)
Interest income	23	40	28	117
Gain (loss) on equity investments, net	(53)	—	(53)	12,338
Other income (expenses), net	(134)	183	661	310
Total other income (expenses), net	(442)	180	96	12,556
Income (loss) before income taxes	(5,341)	(9,211)	(9,891)	(7,739)
Income tax expense	213	244	352	502
Net income (loss) including noncontrolling interests	(5,554)	(9,455)	(10,243)	(8,241)
Net income (loss) attributable to noncontrolling interests	(442)	(253)	(489)	(572)
Net income (loss) attributable to RealNetworks	$(5,112)	$(9,202)	$(9,754)	$(7,669)

Net income (loss) per share attributable to RealNetworks- Basic	$(0.13)	$(0.24)	$(0.26)	$(0.20)
Net income (loss) per share attributable to RealNetworks- Diluted	$(0.13)	$(0.24)	$(0.26)	$(0.20)
Shares used to compute basic net income (loss) per share	38,243	37,948	38,236	37,885
Shares used to compute diluted net income (loss) per share	38,243	37,948	38,236	37,885

Comprehensive income (loss):
Foreign currency translation adjustments, net of reclassification adjustments	$520	$(492)	$(387)	$(579)
Total other comprehensive income (loss)	520	(492)	(387)	(579)
Net income (loss) including noncontrolling interests	(5,554)	(9,455)	(10,243)	(8,241)
Comprehensive income (loss) including noncontrolling interests	(5,034)	(9,947)	(10,630)	(8,820)
Comprehensive income (loss) attributable to noncontrolling interests	(442)	(253)	(489)	(572)
Comprehensive income (loss) attributable to RealNetworks	$(4,592)	$(9,694)	$(10,141)	$(8,248)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(10,243)	$(8,241)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash used in operating activities:
Depreciation and amortization	2,832	2,959
Stock-based compensation	703	1,917
(Gain) loss on equity investments, net	53	(12,338)
Foreign currency (gain) loss	(612)	(315)
Fair value adjustments to contingent consideration liability	(200)	300
Net change in certain operating assets and liabilities:
Trade accounts receivable	1,162	671
Prepaid expenses, operating lease and other assets	4,065	(328)
Accounts payable	(720)	398
Accrued, lease and other liabilities	(5,617)	(1,122)
Net cash used in operating activities	(8,577)	(16,099)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(326)	(873)
Proceeds from sales and maturities of short-term investments	—	24
Acquisition, net of cash acquired	—	12,260
Net cash (used in) provided by investing activities	(326)	11,411
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	—	144
Proceeds from issuance of preferred stock	10,000	—
Tax payments from shares withheld upon vesting of restricted stock	(5)	(287)
Proceeds from notes payable and long-term debt	18,776	19,760
Repayments of notes payable and long-term debt	(16,889)	(24,018)
Other financing activities	—	450
Net cash provided by (used in) financing activities	11,882	(3,951)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(96)	(89)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,883	(8,728)
Cash, cash equivalents and restricted cash, beginning of period	22,179	37,191
Cash, cash equivalents and restricted cash end of period	$25,062	$28,463
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	37	642,059	(61,205)	(522,476)	58,415	339	58,754
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	131	—	128	—	—	128	—	128
Stock-based compensation	—	—	533	—	—	533	—	533
Foreign currency translation adjustments	—	—	—	(492)	—	(492)	—	(492)
Net income (loss)	—	—	—	—	(9,202)	(9,202)	(253)	(9,455)
Balances, June 30, 2019	38,049	$37	$642,720	$(61,697)	$(531,678)	$49,382	$86	$49,468

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net income (loss)	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	8	38,231	38	654,442	(62,230)	(548,652)	43,606	(549)	43,057
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	23	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	323	—	—	323	—	323
Foreign currency translation adjustments	—	—	—	—	—	520	—	520	—	520
Net income (loss)	—	—	—	—	—	—	(5,112)	(5,112)	(442)	(5,554)
Balances, June 30, 2020	8,065	$8	38,254	$38	$654,760	$(61,710)	$(553,764)	$39,332	$(991)	$38,341

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2020 and 2019

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. Our unrestricted cash and cash equivalents balance at June 30, 2020 was $19.7 million and our operating loss for the quarter and six months ended June 30, 2020 was $4.9 million and $10.0 million, respectively. We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. While we currently believe existing unrestricted cash balances along with current availability on our revolving line of credit will be sufficient to allow us to meet our obligations for the next 12 months, our assessment is subject to inherent risks and uncertainties. Moreover, our operating forecast is partly dependent on factors that are outside of our control. Compounding these risks, uncertainties, and other factors are the potential effects of the recent coronavirus pandemic and related impacts on global commerce and financial markets. These conditions, when evaluated within the guidance of ASC 205-40, raise substantial doubt about our ability to meet our obligations over the 12 months from the date of this filing and, therefore, to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions, as well as through the deferral of certain obligations where we believe that we have the legal basis to do so. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial impacts are included in the assessment. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended June 30, 2020				Six Months Ended June 30, 2020
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$1,702	$972	$—	$—	$3,722	$1,803	$—	$—
Subscription Services	898	5,489	2,730	23,339	1,827	11,348	5,500	49,662
Product Sales	261	—	3,712	—	483	—	6,690	—
Advertising and Other	298	—	1,023	—	622	—	1,912	—
Total	$3,159	$6,461	$7,465	$23,339	$6,654	$13,151	$14,102	$49,662

	Quarter Ended June 30, 2019				Six Months Ended June 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Business Line
Software License	$944	$957	$—	$—	$1,679	$1,556	$—	$—
Subscription Services	1,040	6,040	3,073	28,583	2,128	12,380	6,058	52,920
Product Sales	206	—	2,177	—	425	—	4,165	—
Advertising and Other	430	—	798	—	874	—	1,535	—
Total	$2,620	$6,997	$6,048	$28,583	$5,106	$13,936	$11,758	$52,920

The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended June 30, 2020				Six Months Ended June 30, 2020
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$1,999	$6,362	$1,197	$10,438	$4,343	$12,946	$2,292	$23,289
Direct to Consumer	1,160	99	6,268	12,901	2,311	205	11,810	26,373
Total	$3,159	$6,461	$7,465	$23,339	$6,654	$13,151	$14,102	$49,662

	Quarter Ended June 30, 2019				Six Months Ended June 30, 2019
	Consumer Media	Mobile Services	Games	Napster	Consumer Media	Mobile Services	Games	Napster
Sales Channel
Business to Business	$1,375	$6,881	$1,115	$13,804	$2,553	$13,698	$2,151	$25,899
Direct to Consumer	1,245	116	4,933	14,779	2,553	238	9,607	27,021
Total	$2,620	$6,997	$6,048	$28,583	$5,106	$13,936	$11,758	$52,920
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of June 30, 2020 and December 31, 2019, our balance of long-term accounts receivable was $0.4 million and $0.3 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2019 to June 30, 2020 is primarily due to a contract renewal in 2020. During the quarter and six months ended June 30, 2020, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of June 30, 2020 and December 31, 2019, we had a deferred revenue balance of $6.6 million and $6.7 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stock-based compensation expense	$323	$533	$703	$1,917
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.31%	2.26%	0.76%	2.32%
Expected life (years)	4.0	3.8	4.0	4.1
Volatility	45%	41%	45%	41%

The total stock-based compensation amounts for 2020 and 2019 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the six months ended June 30, 2019 was stock compensation expense recorded in the first quarter of 2019 related to our 2018 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019. Our 2019 incentive bonuses were paid fully in cash, reducing stock compensation expense in the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.
As of June 30, 2020, there was $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 5	Acquisitions
Napster
On January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) which brought our aggregate ownership to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest.
Napster continues to operate as an independent business with its own board of directors, strategy and leadership team. Moreover, Napster's separate legal existence is further supported by each company's ongoing compliance with corporate formalities, the independent direction of Napster's activities, and the consistent treatment of each of RealNetworks and Napster as distinct organizations. For fiscal periods following the closing of the acquisition, we consolidate Napster's financial results into our financial statements, where Napster is reported as a separate segment. Napster, however, remains a distinct legal entity and RealNetworks assumes no ownership or control over the assets or liabilities of Napster.
The 16% of Napster that we do not own is accounted for as a noncontrolling interest in our consolidated financial statements. As part of the transaction, we recorded a gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations in the first quarter of 2019.
The terms of the transaction included initial cash consideration of $1.0 million and additional contingent consideration. Initial cash consideration of $0.2 million was paid at closing and the remainder of the initial cash consideration is included in accrued royalties, fulfillment and other current liabilities and will be paid with existing cash balances. With regard to contingent consideration, over the five years following the acquisition, RealNetworks will pay the lesser of the following:
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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2020				June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$19,390	$—	$—	$19,390	$19,390
Money market funds	298	—	—	298	298
Total cash and cash equivalents	19,688	—	—	19,688	19,688
Restricted cash equivalents	3,500	1,874	—	5,374	5,374
Total assets	$23,188	$1,874	$—	$25,062	$25,062
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$5,450	$5,450	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	6,950	6,950	N/A
Total liabilities	$—	$—	$12,400	$12,400	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2019				December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$14,887	$—	$—	$14,887	$14,887
Money market funds	1,918	—	—	1,918	1,918
Total cash and cash equivalents	16,805	—	—	16,805	16,805
Restricted cash equivalents	3,500	1,874	—	5,374	5,374
Total assets	$20,305	$1,874	$—	$22,179	$22,179
Liabilities:
Accrued royalties, fulfillment and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,800	$2,800	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,800	9,800	N/A
Total liabilities	$—	$—	$12,600	$12,600	N/A
Restricted cash equivalents as of June 30, 2020 and December 31, 2019 relate to cash pledged as collateral against letters of credit in connection with lease agreements, and our Loan and Security Agreement ("Loan Agreement") requires us to maintain a minimum balance of $3.5 million unrestricted cash at the bank. See Note 8 Notes Payable and Long-term debt for additional details.
Accrued royalties, fulfillment and other current liabilities and Other long-term liabilities as of June 30, 2020 include the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions, this liability is adjusted quarterly to fair value through earnings. During the quarter ended June 30, 2020, we recorded the change in fair value of the contingent consideration of $0.1 million, as an increase to the total liability on the consolidated balance sheet and as general and administrative expense on the consolidated statement of operations. During the six months ended June 30, 2020, we recorded the change in fair value of the contingent consideration of $0.2 million, as a decrease to the total liability on the consolidated balance sheet and as a reduction of general and administrative expense on the consolidated statement of operations.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the six months ended June 30, 2020 and 2019, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Accrued royalties, fulfillment and other current liabilities
Accrued royalties, fulfillment and other current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Royalties and other fulfillment costs	$53,085	$55,750
Employee compensation, commissions and benefits	6,159	6,858
Sales, VAT and other taxes payable	2,069	2,547
Operating lease liabilities - current	4,388	4,805
Other	10,164	7,343
Total accrued royalties, fulfillment and other current liabilities	$75,865	$77,303
Included in royalties and other fulfillment costs are Napster's accrued music royalties totaling $51.9 million and $54.2 million at June 30, 2020 and December 31, 2019, respectively. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid.
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
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $0.9 million and $2.0 million at June 30, 2020 and December 31, 2019, respectively, are included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset on the unaudited condensed consolidated balance sheets.

Note 8	Notes Payable and Long-term debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over an elected 8-week or 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note has a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a six-month deferment period, and is eligible for forgiveness pursuant to PPP guidelines. Separately, in May 2020, following its own assessment of eligibility and approval of the Napster Board of Directors, Napster issued a promissory note to a participating bank in the principal amount of $1.7 million, pursuant to the PPP. The Napster note has a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a six-month deferment period, and is eligible for forgiveness pursuant to PPP guidelines. On April 28, 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. The RealNetworks and Napster PPP loans will be derecognized upon repayment of the loans in accordance with their terms and/or upon confirmation of forgiveness from the SBA.
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
As of June 30, 2020, RealNetworks had $3.9 million outstanding debt from the revolving line of credit, which was loaned to Napster bearing interest and fees commensurate with our costs. See Note 13 Related Party Transactions for additional details.
We paid and capitalized $0.6 million of financing fees to enter into the revolving line of credit, and the financing fees are being amortized over the term of the debt. The unamortized fees were $0.3 million at June 30, 2020 and are included in Deferred costs, current on our condensed consolidated balance sheets.
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. As of June 30, 2020, Napster had $4.5 million borrowings outstanding with an interest rate of 2.25%.

Note 9	Restructuring Charges
Restructuring and other charges in 2020 and 2019 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs due to workforce reductions. Included in employee separation costs was restructuring expense of $0.3 million for the six months ended June 30, 2020 related to and reported in the Napster segment.
Restructuring charges are as follows (in thousands):

	Employee Separation and Other Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the six months ended June 30, 2020	$1,012	$78	$1,090
Costs incurred and charged to expense for the six months ended June 30, 2019	$344	$552	$896
Changes to the accrued restructuring liability (which is included in Accrued royalties, fulfillment and other current liabilities) for 2020 are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2019	$322	$174	$496
Costs incurred and charged to expense for the six months ended June 30, 2020, excluding noncash charges	1,012	—	1,012
Cash payments	(871)	(174)	(1,045)
Accrued liability at June 30, 2020	$463	$—	$463

Note 10	Income (Loss) Per Share
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to RealNetworks	$(5,112)	$(9,202)	$(9,754)	$(7,669)
Weighted average common shares outstanding used to compute basic EPS	38,243	37,948	38,236	37,885
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	38,243	37,948	38,236	37,885

Basic EPS attributable to RealNetworks	$(0.13)	$(0.24)	$(0.26)	$(0.20)
Diluted EPS attributable to RealNetworks	$(0.13)	$(0.24)	$(0.26)	$(0.20)
During the quarter and six months ended June 30, 2020, 7.1 million and 7.4 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and six months ended June 30, 2019, 7.7 million and 7.3 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
In February 2020, Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 13 Related Party Transactions. During the quarter and six months ended June 30, 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this settlement as of June 30, 2020 as it is early in the litigation and any potential liability cannot be reasonably estimated.
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims-made basis. In May 2019, public notice was posted about the settlement informing purported class members that they could make claims or object to the settlement, and the claims period ended on December 31, 2019. The final calculation is not yet complete, but based on preliminary results, the claimed damages are not expected to be material. Valid claims are currently expected to be paid by Napster in the next 12 months.

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

Segment results for the quarters and six months ended June 30, 2020 and 2019 (in thousands):

Consumer Media	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$3,159	$2,620	$6,654	$5,106
Cost of revenue	519	803	1,130	1,636
Gross profit	2,640	1,817	5,524	3,470
Operating expenses	2,204	2,877	4,662	5,996
Operating income (loss)	$436	$(1,060)	$862	$(2,526)

Mobile Services	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$6,461	$6,997	$13,151	$13,936
Cost of revenue	1,782	1,865	3,478	3,913
Gross profit	4,679	5,132	9,673	10,023
Operating expenses	5,682	7,438	13,270	14,999
Operating income (loss)	$(1,003)	$(2,306)	$(3,597)	$(4,976)

Games	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$7,465	$6,048	$14,102	$11,758
Cost of revenue	1,958	1,655	3,752	3,325
Gross profit	5,507	4,393	10,350	8,433
Operating expenses	4,976	5,288	9,899	10,325
Operating income (loss)	$531	$(895)	$451	$(1,892)

Napster	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$23,339	$28,583	$49,662	$52,920
Cost of revenue	18,770	23,026	38,842	43,422
Gross profit	4,569	5,557	10,820	9,498
Operating expenses	6,609	6,638	13,070	12,170
Operating income (loss)	$(2,040)	$(1,081)	$(2,250)	$(2,672)

Corporate	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$4	$(67)	$7	$(144)
Operating expenses	2,819	4,116	5,446	8,373
Operating income (loss)	$(2,823)	$(4,049)	$(5,453)	$(8,229)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$20,785	$21,322	$43,205	$40,292
Europe	14,524	17,097	29,362	32,481
Rest of the World	5,115	5,829	11,002	10,947
Total net revenue	$40,424	$44,248	$83,569	$83,720
Long-lived assets (consisting of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	June 30, 2020	December 31, 2019
United States	$79,767	$83,342
Europe	10,224	10,504
Rest of the World	1,815	2,281
Total long-lived assets	$91,806	$96,127

Note 13	Related Party Transactions
 As described in Note 5 Acquisitions, on January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc., (doing business as Napster), bringing our aggregate ownership interest to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest in Napster. Following this acquisition of a controlling interest, although Napster continues to operate as an independent business with its own board of directors, strategy, and leadership team, we consolidate Napster's financial results into our financial statements for fiscal periods beginning with our first quarter of 2019. Rhapsody America LLC was initially formed in 2007 as a joint venture between RealNetworks and MTV Networks, a division of Viacom International, Inc., to own and operate a business-to-consumer digital audio music service originally branded as Rhapsody. The service has been significantly expanded and was re-branded in 2016 as Napster.
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
In 2019, Mr. Glaser directly invested $0.8 million in one of our subsidiaries in exchange for shares of preferred stock of that entity. The subsidiary is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. As of June 30, 2020, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.
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
In July 2020, Mr. Glaser directly invested an additional $0.6 million into the RealNetworks subsidiary that is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. This funding was in addition to $0.8 million that Mr. Glaser had previously invested. See Note 13 Related Party Transactions for additional details. In August 2020, this same subsidiary entered into agreements to receive $0.7 million in funding from outside investors.

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
Our Mobile Services business generates revenue primarily from the sale of subscription services, which include our intercarrier messaging service and ringback tones, as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile carriers. Our Mobile Services segment also includes our computer vision platform, SAFR, which includes facial recognition technology that leverages artificial intelligence-based machine learning. To date, our SAFR business has generated a modest level of revenue.
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
As described in Note 5 Acquisitions, RealNetworks acquired an additional 42% interest in Napster on January 18, 2019 bringing our ownership of Napster's outstanding stock to 84%, thus giving us a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidate Napster's financial results into our financial statements, where Napster is reported as a separate segment. In connection with the acquisition, we recorded goodwill and definite-lived intangible assets, which we assess for impairment each quarter and which would be negatively impacted if Napster's business were to continue to decline or if it were to suffer significant financial distress.
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
As the pandemic and containment measures generally evolved throughout the first half of 2020, we have had to reevaluate our operating plans, resulting in some significant pivots for our growth initiatives. Moreover, as we continue to operate our businesses as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to predict the near-term and long-term impacts that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal 2020 due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, but we will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Recent Developments
In the second quarter of 2020, we regained compliance with the Nasdaq minimum bid price requirement of $1.00 per share, after receiving notice of non-compliance in April 2020.
Financial Results
As of June 30, 2020, we had $19.7 million in unrestricted cash and cash equivalents, compared to $16.8 million as of December 31, 2019. The 2020 increase in cash and cash equivalents compared to the prior year end amount was due to the $10.0 million in cash proceeds from our first quarter of 2020 issuance of Series B Preferred Stock and the proceeds from promissory notes issued in the second quarter of 2020 pursuant to the PPP of the CARES Act, with RealNetworks and Napster receiving $2.9 million and $1.7 million, respectively. These increases were partially offset by our ongoing cash flows used in operating activities, which totaled $8.6 million in the first six months of 2020, and Napster's net repayment of debt of $2.8 million under their Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement).
Condensed consolidated results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six months ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$40,424	$44,248	$(3,824)	(9)%	$83,569	$83,720	$(151)	—%
Cost of revenue	23,033	27,282	(4,249)	(16)%	47,209	52,152	(4,943)	(9)%
Gross profit	17,391	16,966	425	3%	36,360	31,568	4,792	15%
Gross margin	43%	38%			44%	38%
Operating expenses	22,290	26,357	(4,067)	(15)%	46,347	51,863	(5,516)	(11)%
Operating loss	$(4,899)	$(9,391)	$4,492	48%	$(9,987)	$(20,295)	$10,308	51%
In the second quarter of 2020, our total consolidated revenue decreased $3.8 million as compared with the year-earlier period. For the second quarter of 2020 compared to the prior year period, Napster segment revenues decreased by $5.2 million, and our Mobile Services segment revenues decreased by $0.5 million. These decreases were partially offset by increases in revenues in our Consumer Media segment of $0.5 million and in our Games segment of $1.4 million. See below for further discussion of our segment results.
Cost of revenue decreased by $4.2 million for the quarter ended June 30, 2020 as compared with the year-earlier period, primarily due to decreases of $0.1 million in our Mobile Services segment, $4.3 million in the Napster segment, and $0.3 million in our Consumer Media segment, partially offset by a $0.3 million increase in our Games segment.
Operating expenses decreased by $4.1 million in the quarter ended June 30, 2020 as compared with the year-earlier period, primarily due to reductions of $3.3 million in salaries and benefits, marketing, and infrastructure expenses. Also, in the second quarter of 2019, we incurred expenses of $0.4 million for costs associated with our acquisition of Napster.
For the six months ended June 30, 2020, our total consolidated revenue decreased $0.2 million as compared with the year-earlier period. Napster segment revenues decreased by $3.3 million. Napster's results are included in our consolidated results for the six months ended June 30, 2020, whereas the six months ended June 30, 2019 includes Napster from the acquisition date of January 18, 2019 through the end of the period. Our Consumer Media segment revenues increased by $1.5 million and our Games segment revenues increased by $2.3 million, partially offset by the revenue decline in our Mobile Services segment of $0.8 million. See below for further discussion of our segment results.
Cost of revenue decreased by $4.9 million for the six months ended June 30, 2020 as compared with the year-earlier period, primarily due to decreases of $0.4 million in our Mobile Services segment, $4.6 million in Napster segment and $0.5 million in our Consumer Media segment, partially offset by a $0.4 million increase in our Games segment.
Operating expenses decreased by $5.5 million for the six months ended June 30, 2020 as compared with the year-earlier period, primarily due to the reductions of $4.4 million in salaries, benefits and infrastructure expenses. In the first six months of 2020, we incurred expenses of $0.2 million for costs associated with our acquisition of Napster, compared with $1.0 million in the first six months of 2019.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$3,159	$2,620	$539	21%	$6,654	$5,106	$1,548	30%
Cost of revenue	519	803	(284)	(35)%	1,130	1,636	(506)	(31)%
Gross profit	2,640	1,817	823	45%	5,524	3,470	2,054	59%
Gross margin	84%	69%			83%	68%
Operating expenses	2,204	2,877	(673)	(23)%	4,662	5,996	(1,334)	(22)%
Operating income (loss)	$436	$(1,060)	$1,496	NM	$862	$(2,526)	$3,388	NM
Total Consumer Media revenue for the quarter ended June 30, 2020 increased $0.5 million as compared to the same quarter in 2019, due primarily to higher software license revenues of $0.7 million, partially offset by lower subscription services revenues of $0.1 million, described more fully below. The overall increase in revenues was also offset by lower product sales, advertising and other revenues of $0.1 million.
Software License
For our software license revenues, the $0.7 million increase was primarily due to the timing of contract renewals and shipments to existing customers. The bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure in pricing and renewals, and declines in sales.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the quarter ended June 30, 2020 decreased $0.3 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $0.7 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions.
Total Consumer Media revenue for the six months ended June 30, 2020 increased $1.5 million as compared to the prior year, due primarily to higher software license revenues of $2.0 million, partially offset by lower subscription services revenues of $0.3 million, described more fully below. The overall increase in revenues was also offset by lower product sales, advertising and other revenues of $0.2 million.
Software License
For our software license revenues, the $2.0 million increase was primarily due to the timing of contract renewals and shipments to existing customers. The bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure in pricing and renewals, and declines in sales.
Subscription Services
For our subscription services revenues, the $0.3 million decrease was primarily due to declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the six months ended June 30, 2020 decreased $0.5 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $1.3 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions, and marketing expenses.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$6,461	$6,997	$(536)	(8)%	$13,151	$13,936	$(785)	(6)%
Cost of revenue	1,782	1,865	(83)	(4)%	3,478	3,913	(435)	(11)%
Gross profit	4,679	5,132	(453)	(9)%	9,673	10,023	(350)	(3)%
Gross margin	72%	73%			74%	72%
Operating expenses	5,682	7,438	(1,756)	(24)%	13,270	14,999	(1,729)	(12)%
Operating loss	$(1,003)	$(2,306)	$1,303	57%	$(3,597)	$(4,976)	$1,379	28%
Total Mobile Services revenue decreased by $0.5 million in the quarter ended June 30, 2020 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $0.6 million, described more fully below.
Software License
Our software license revenues, which include our SAFR product, were flat year over year.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $0.7 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.1 million.
Cost of revenue decreased by $0.1 million in the quarter ended June 30, 2020 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions.
Operating expenses decreased by $1.8 million for the quarter ended June 30, 2020 compared with the year-earlier period due to lower salaries and benefits of $1.0 million, and lower marketing expenses of $0.8 million.
Total Mobile Services revenue decreased by $0.8 million in the six months ended June 30, 2020 compared with the prior-year period. The revenue decrease was due to lower subscription services revenues of $1.0 million, partially offset by a $0.2 million increase in software license revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily due to revenue from sales of our SAFR product.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $1.4 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.4 million.
Cost of revenue decreased by $0.4 million in the six months ended June 30, 2020 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions.
Operating expenses decreased by $1.7 million for the six months ended June 30, 2020 compared with the year-earlier period, due primarily to a decrease in salaries and benefits of $0.5 million and lower marketing expenses of $1.0 million.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$7,465	$6,048	$1,417	23%	$14,102	$11,758	$2,344	20%
Cost of revenue	1,958	1,655	303	18%	3,752	3,325	427	13%
Gross profit	5,507	4,393	1,114	25%	10,350	8,433	1,917	23%
Gross margin	74%	73%			73%	72%
Operating expenses	4,976	5,288	(312)	(6)%	9,899	10,325	(426)	(4)%
Operating income (loss)	$531	$(895)	$1,426	NM	$451	$(1,892)	$2,343	NM
Total Games revenue increased $1.4 million for the quarter ended June 30, 2020 as compared with the year-earlier period due primarily to increases of $1.5 million in product sales revenues and $0.2 million in advertising and other revenues, partially offset by a $0.3 million decrease in our subscription services revenues, described more fully below. Our Games segment has shifted its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase.
Subscription Services
Our subscription sales decreased $0.3 million as a result of lower subscribers in the second quarter of 2020.
Product Sales
Our product sales increased $1.5 million as a result of higher in-game purchases of $2.4 million compared to the prior-year period, partially offset by lower sales of games of $0.8 million, as we have shifted focus toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.2 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play games.
Cost of revenue increased $0.3 million in the quarter ended June 30, 2020 when compared with the prior-year period due to higher app store fees of $0.4 million, partially offset by lower publisher license and service royalties of $0.1 million.
Operating expenses decreased $0.3 million in the quarter ended June 30, 2020 when compared with the prior-year period, due to lower professional services fees of $0.2 million and salaries and benefits of $0.5 million, partially offset by higher marketing expenses of $0.5 million.
Total Games revenue increased $2.3 million for the six months ended June 30, 2020 as compared with the year-earlier period due primarily to increases of $2.5 million in product sales revenues and $0.4 million in advertising and other revenues, partially offset by a $0.6 million decrease in our subscription services revenues.
Subscription Services
Our subscription sales decreased $0.6 million as a result of lower subscribers in 2020.
Product Sales
Our product sales increased $2.5 million as a result of higher in-game purchases of $4.0 million compared to the prior-year period, partially offset by lower sales of games of $1.5 million, as we have shifted focus toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.4 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play games.
Cost of revenue increased $0.4 million in the six months ended June 30, 2020 when compared with the prior-year period due to higher app store fees of $0.8 million, partially offset by lower publisher license and service royalties of $0.3 million.
Operating expenses decreased $0.4 million in the six months ended June 30, 2020 when compared with the prior-year period, due to lower professional services fees of $0.5 million and salaries and benefits of $0.8 million, partially offset by higher marketing expenses of $1.1 million.

Napster
Napster segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$23,339	$28,583	$(5,244)	(18)%	$49,662	$52,920	$(3,258)	(6)%
Cost of revenue	18,770	23,026	(4,256)	(18)%	38,842	43,422	(4,580)	(11)%
Gross profit	4,569	5,557	(988)	(18)%	10,820	9,498	1,322	14%
Gross margin	20%	19%			22%	18%
Operating expenses	6,609	6,638	(29)	—%	13,070	12,170	900	7%
Operating loss	$(2,040)	$(1,081)	$(959)	(89)%	$(2,250)	$(2,672)	$422	16%
As described in Note 5 Acquisitions, we acquired control and began consolidating Napster effective January 18, 2019. Our consolidated results include Napster from the acquisition date forward.
Subscription Services
Napster's subscription revenues for the quarter ended June 30, 2020 decreased $5.2 million compared to the same quarter of 2019 due to a $1.9 million decrease in direct to consumer revenues and a $3.4 million decrease in sales through distribution partners. The decreases were primarily due to lower subscribers.
Cost of revenues primarily consist of content royalties related to music label and publishing rights for the domestic and international music streaming services. These costs can vary materially from period to period due to the significant judgments, assumptions, and estimates of the amounts to be paid. Napster's cost of revenues for the quarter ended June 30, 2020 decreased $4.3 million primarily due to lower royalties related to the decline in revenue in the second quarter of 2020 compared to the prior year period.
Operating expenses were flat for the quarter ended June 30, 2020 compared to the prior year period, with lower salaries and benefits of $0.5 million offset by higher professional service fees and restructuring charges.
Subscription Services
Napster's subscription revenues for the six months ended June 30, 2020 decreased $3.3 million compared to the same quarter of 2019 due to a $0.6 million decrease in direct to consumer revenues and a $2.6 million decrease in sales through distribution partners. The decreases were primarily due to lower subscribers, offset in part by an early termination fee from a platform partner in the first quarter of 2020. Direct to consumer revenue was reduced in the first quarter of 2019 by $0.6 million due to a fair value reduction in deferred revenue at the time of acquisition.
Napster's cost of revenues for the six months ended June 30, 2020 decreased $4.6 million primarily due to lower royalties related to the decline in revenue.
Operating expenses increased by $0.9 million for the six months ended June 30, 2020 primarily due the inclusion of a full quarter of expenses in the first quarter of 2020 compared to the prior year period and restructuring charges incurred in the six months ended June 30, 2020.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenue	$4	$(67)	$71	NM	$7	$(144)	$151	NM
Operating expenses	2,819	4,116	(1,297)	(32)%	5,446	8,373	(2,927)	(35)%
Operating loss	$(2,823)	$(4,049)	$1,226	30%	$(5,453)	$(8,229)	$2,776	34%
Operating expenses decreased by $1.3 million in the quarter ended June 30, 2020 compared with the year-earlier period, primarily due to a reduction in salaries and benefits. The overall change was also impacted by lower Napster acquisition costs of $0.4 million and $0.2 million of lower expense for the change in the fair value of the Napster contingent consideration liability, as further discussed in Note 6 Fair Value Measurements.
Operating expenses decreased by $2.9 million for the six months ended June 30, 2020 compared with the year-earlier period, primarily due to a reduction in salaries and benefits in the first half of 2020. The overall change was also impacted by lower Napster acquisition costs of $0.8 million for the six months ended June 30, 2020 and a $0.5 million favorable change in the fair value of the Napster contingent consideration liability, as further discussed in Note 6 Fair Value Measurements.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$7,802	$8,876	$(1,074)	(12)%	$16,420	$17,709	$(1,289)	(7)%
Sales and marketing	6,927	8,360	(1,433)	(17)%	15,044	16,502	(1,458)	(9)%
General and administrative	6,680	8,392	(1,712)	(20)%	13,793	16,756	(2,963)	(18)%
Restructuring and other charges	881	729	152	21%	1,090	896	194	22%
Total consolidated operating expenses	$22,290	$26,357	$(4,067)	(15)%	$46,347	$51,863	$(5,516)	(11)%
Research and development expenses decreased by $1.1 million in the quarter ended June 30, 2020 as compared with the year-earlier period, primarily due to lower salaries and benefits and professional service fees totaling $1.0 million.
Research and development expenses decreased by $1.3 million for the six months ended June 30, 2020 as compared with the year-earlier period, primarily due to lower salaries and benefits and professional fees totaling $0.8 million, and a decrease in infrastructure expenses of $0.4 million.
Sales and marketing expenses decreased $1.4 million in the quarter ended June 30, 2020 as compared with the year-earlier period, primarily due to a $1.3 million reduction in salaries and benefits.
Sales and marketing expenses decreased $1.5 million in the six months ended June 30, 2020 as compared with the year-earlier period due primarily to lower salaries and benefits of $2.0 million, partially offset by an increase of $0.2 million of professional services fees.
General and administrative expenses decreased by $1.7 million in the quarter ended June 30, 2020 as compared with the year-earlier period, primarily due to a reduction in salaries and benefits, and infrastructure costs. The overall change was also impacted by lower Napster acquisition costs of $0.4 million and $0.2 million of lower expense for the change in the fair value of the Napster contingent consideration liability, further discussed in Note 6 Fair Value Measurements.
General and administrative expenses decreased by $3.0 million in the six months ended June 30, 2020 as compared with the year-earlier period, primarily due to a reduction in salaries and benefits, and infrastructure costs. The overall change was also impacted by lower Napster acquisition costs of $0.8 million and a $0.5 million favorable change in the fair value of the Napster contingent consideration liability, as further discussed in Note 6 Fair Value Measurements.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 9 Restructuring Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2020	2019	$ Change	2020	2019	$ Change
Interest expense	$(278)	$(43)	$(235)	$(540)	$(209)	$(331)
Interest income	23	40	(17)	28	117	(89)
Gain (loss) on equity investment, net	(53)	—	(53)	(53)	12,338	(12,391)
Other income (expense), net	(134)	183	(317)	661	310	351
Total other income (expense), net	$(442)	$180	$(622)	$96	$12,556	$(12,460)
Interest expense relates to RealNetworks and Napster's notes payable and long-term debt, as described in more detail in Note 8 Notes Payable and Long-term debt.
Gain (loss) on equity investment, net, for the six months ended June 30, 2019 included a $12.3 million gain in the first quarter of 2019 related to RealNetworks' consolidation of Napster, as described in more detail in Note 5 Acquisitions.
The fluctuations in Other income (expense) primarily relate to foreign exchange gains and losses.

Income Taxes
We recognized income tax expense of $0.2 million and $0.2 million during the quarters ended June 30, 2020 and 2019, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2020 and 2019, we recognized income tax expense of $0.4 million and $0.5 million, respectively, related to U.S. and foreign income taxes.
As of June 30, 2020, RealNetworks has $5.0 million in uncertain tax positions. We currently anticipate the expiration of the statute of limitations within the next twelve months that may decrease the Company's total unrecognized tax benefit by an amount up to $1.3 million.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions in the second quarter of 2020. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended June 30, 2020, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter of 2020 was minimal.
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
New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	June 30, 2020	December 31, 2019
Working capital	$(36,258)	$(41,601)
Cash and cash equivalents	19,688	16,805
Restricted cash equivalents	5,374	5,374
Cash and cash equivalents increased from December 31, 2019 due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock and the total cash proceeds of $4.6 million from the PPP promissory notes issued in the second quarter of 2020, as described in Note 8 Notes Payable and Long-term debt, partially offset by our ongoing cash flows used in operating activities, which totaled $8.6 million in the first six months of 2020, and Napster's net repayment of debt of $2.8 million.
The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(8,577)	$(16,099)
Cash (used in) provided by investing activities	(326)	11,411
Cash provided by (used in) financing activities	11,882	(3,951)
Cash used in operating activities consisted of net income (loss) including noncontrolling interests adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, (gain) loss on equity investments, fair value adjustments to contingent consideration liability and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $7.5 million lower in the six months ended June 30, 2020 as compared to the same period in 2019. This improvement was primarily due to our lower operating loss recorded for the six months ended June 30, 2020 compared to the prior year period.
For the six months ended June 30, 2020, cash used by investing activities consisted of fixed asset purchases of $0.3 million.
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
Cash provided by financing activities for the six months ended June 30, 2020 was $11.9 million. This cash inflow was primarily due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock and the total cash proceeds of $4.6 million from the PPP promissory notes issued in the second quarter of 2020, offset by Napster's net repayment of debt of $2.8 million. See Note 8 Notes Payable and Long-term debt and Note 13 Related Party Transactions for additional details.
Cash used by financing activities for the six months ended June 30, 2019 was $4.0 million. This cash outflow was primarily due to Napster's April 30, 2019 payoff of its Loan and Security Agreement (Revolver LSA), in the amount of $4.9 million.
Three customers accounted for more than 10% of trade accounts receivable as of June 30, 2020, with the customers accounting for 23%, 12% and 10% each. Three customers individually comprised more than 10% of trade accounts receivable at December 31, 2019, with the customers accounting for 31%, 11% and 10% each. One customer in our Napster segment accounted for 13% of consolidated revenue, or $10.5 million, during the six months ended June 30, 2020. One customer in our Napster segment accounted for 14% of consolidated revenue, or $12.0 million, during the six months ended June 30, 2019.
While we currently have no planned significant capital expenditures for the remainder of 2020 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 5 Acquisitions, we acquired a controlling interest in Napster on January 18, 2019. We paid initial cash consideration of $0.2 million in the first quarter of 2019 and the remaining $0.8 million of initial cash consideration is accrued as a current liability. We also have recognized a liability for the estimated fair value of the contingent consideration related to the acquisition. As discussed in Note 5 Acquisitions, this fair value amount was estimated using multiple scenarios for each tranche of contingent consideration, probability weighting each scenario, and discounting to arrive at an estimated fair value. This fair value calculation is directly impacted by the total estimated enterprise value of Napster. The contingent consideration will be adjusted quarterly to fair value through earnings, and as of June 30, 2020, the estimated fair value of the contingent consideration was $12.4 million, with $5.4 million recognized as a current liability and $7.0 million as a long-term liability. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of June 30, 2020.
In August 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Under the terms of the Agreement, which are further described in Note 8 Notes Payable and Long-term debt, the bank extended a two-year revolving line of credit not to exceed $10.0 million in the aggregate. As of June 30, 2020, $3.9 million had been drawn on the revolving line of credit, and any further advances will be used for working capital and general corporate purposes.
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
We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions, as well as through the deferral of certain obligations where we believe that we have the legal basis to do so. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties, which are accentuated by the effects of the pandemic and related financial impacts. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
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
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the euro, Brazilian real, and the Chinese yuan. We currently do not actively hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.
As of June 30, 2020, approximately $8.8 million of the $19.7 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks and Napster's notes payable and long-term debt. Certain of RealNetworks and Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on the outstanding notes payable and long-term debt as of June 30, 2020, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. However, a hypothetical 10% increase or decrease in cash balances denominated in foreign currencies relative to the U.S. dollar would not result in a material impact on our financial position, results of operations or cash flows as of June 30, 2020.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our operating plans, financial condition, and stock price have been adversely affected by the COVID-19 pandemic, and we expect to experience continued and possibly more severe adverse affects in future periods in connection with the ongoing public health and safety, governmental, and economic implications.
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
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter. We have also reduced current expenditures in an effort to efficiently manage our businesses in the current climate. In addition, the severe turmoil in financial markets has contributed to volatility in the trading price of our common stock. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, and reactions thereto, continue to evolve.
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
In April 2020, RealNetworks, following an assessment of eligibility and upon approval by our Board of Directors, issued a promissory note in the principal amount of $2.9 million pursuant to the PPP of the CARES Act. In May 2020, Napster, majority owned by RealNetworks but maintaining distinct legal status and control, issued its own promissory note in the principal amount of $1.7 million pursuant to the program. On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify for participation in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administration announced that the government will review all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe that each of RealNetworks and Napster fully qualify for the loans, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we and/or Napster were to be audited and receive an adverse finding in such audit, we and/or Napster could be required to return the full amount of our/its respective PPP loan, which would reduce liquidity, and potentially result in fines and penalties.
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
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 5 Acquisitions for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors, however, Napster will continue to operate as an independent business with its own board of directors, strategy, and leadership team. Napster's separate legal existence is further supported by each company's ongoing compliance with corporate formalities, the independent direction of Napster's activities, and the consistent treatment of each of RealNetworks and Napster as distinct organizations. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has in the past extended loans to Napster and may do so in the future.
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
The market for our Mobile Services business is highly competitive and continues to rapidly evolve. Our SaaS services face competition from a proliferation of applications and services, many of which carriers can deploy or offer to their subscribers, or which consumers can acquire independently of their carrier. We expect pricing pressure to continue to materially impact our operating results in this business. We also compete with a wide variety of companies, as small startups and well established, heavily resourced global companies continue to develop technologies and launch products in the facial recognition market. The success of this newly launched business is highly dependent on our ability to differentiate our product offering within this competitive environment.
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
Further, because our common stock is listed on the Nasdaq Global Market, we must meet Nasdaq's continued listing requirements, in particular, financial requirements that include maintaining a minimum bid price of at least $1.00. In April

2020, we received a letter from the Listing Qualifications Department of the Nasdaq Global Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between March 11, 2020 through April 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. In June 2020, we received a second letter from Nasdaq Staff indicating that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) based on its determination that the closing bid price of our common stock had been at $1.00 per share or greater for the 10 business days from May 15 to May 29, 2020. Although we are currently in compliance with all applicable continued listing requirements, further volatility in the stock market could cause our common stock price to again fall below the $1.00 minimum. We continually monitor our compliance with Nasdaq's continued listing requirements and, as necessary, our Board will consider the implementation of various measures intended to support continued compliance.
Any impairment to our goodwill and definite-lived assets could result in a material charge to our earnings.
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unanticipated, impact on our financial results. At the time of acquiring a controlling stake in Napster, we recorded goodwill and definite-lived intangibles that totaled $69.2 million. See Note 5 Acquisitions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets as of June 30, 2020 was $79.3 million. Continued significant financial distress at Napster, or the effectuation of certain strategic events, would likely have negative implications in our assessment of goodwill and definite-lived intangible assets on RealNetworks' balance sheet.
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
Our unrestricted cash and cash equivalents balance at June 30, 2020 was $19.7 million, $8.8 million of which was held by our foreign subsidiaries, and our operating loss for the six months ended June 30, 2020 was $10.0 million. As further discussed in Part II, Item 8, “Note 1—Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in our Form 10-K, due to our history of declining revenue and operating losses, as well as our near-term expectations of net negative cash flows from operating activities, compounded by the COVID-19 pandemic and severe impacts to global financial markets, management has concluded that substantial doubt is deemed to exist about the company’s ability to continue as a going concern through the next 12 months. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to improve cash flow by implementing some combination of the following: reduce operating expenses; improve working capital; defer certain obligations where we believe we have the legal basis to do so; draw upon our line of credit; sell businesses, product lines or assets; effectuate strategic alliances; efficiently repatriate cash; or obtain outside investment. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, inhibit our ability to obtain outside investment or strategic alliances.
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
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a material negative impact on our future operating results. In compliance with GAAP, we evaluate these assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that our goodwill or definite-lived assets may not be recoverable, include reduced future revenue and cash flow estimates due to changes in our forecasts, and unfavorable changes to valuation multiples and discount rates due to changes in the market. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could materially impact our financial results. With regard to Napster, the goodwill that we recorded in connection with the January 2019 acquisition could be deemed impaired in the event that Napster's cash position or profitability further deteriorates, or upon the effectuation of certain strategic events.
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
Our January 2019 acquisition of a majority stake in Napster subjects our consolidated financial condition to new risks and uncertainties, even though Napster will continue to operate as an independent business with its own board of directors, strategy, and leadership team. These risks and uncertainties include the following:
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
Underlying the complexity and risk involved in Napster’s ability to determine its music royalty liabilities, is the reliability of its systems of internal control and disclosure controls and procedures. We cannot provide assurance that these systems are or will continue to be effective. Although a subsidiary of ours, Napster has not historically been subject to public reporting requirements or the level of visibility and scrutiny that accompanies public reporting. In the event that Napster’s system of internal controls, particularly relating to its music royalty accrual, is found to be ineffective, it would likely have significant implications to Napster’s financial results and, therefore, to our consolidated financial results.

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

REALNETWORKS, INC.

By:	/s/ Judd Lee
Judd Lee
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 6, 2020

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer letter dated March 20, 2020 between RealNetworks, Inc. and Judd Lee
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