Form 10-Q
period 2020-09-30
REALNETWORKS INC
filed 2020-11-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2020 was 38,275,862.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$13,245	$8,472
Trade accounts receivable, net of allowances of $623 and $516	13,015	12,767
Deferred costs, current portion	364	537
Prepaid expenses and other current assets	3,552	4,428
Current assets of discontinued operations	89,547	28,376
Total current assets	119,723	54,580
Equipment, software, and leasehold improvements, at cost:
Equipment and software	30,675	31,699
Leasehold improvements	2,720	3,071
Total equipment, software, and leasehold improvements, at cost	33,395	34,770
Less accumulated depreciation and amortization	31,459	32,350
Net equipment, software, and leasehold improvements	1,936	2,420
Operating lease assets	8,726	10,198
Restricted cash equivalents	4,630	4,880
Other assets	973	1,808
Deferred costs, non-current portion	71	388
Deferred tax assets, net	781	761
Goodwill	17,073	16,908
Non-current assets of discontinued operations	—	67,811
Total assets	$153,913	$159,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,398	$4,042
Accrued and other current liabilities	25,272	17,495
Deferred revenue, current portion	2,302	2,003
Current debt	3,900	—
Current liabilities of discontinued operations	70,713	72,641
Total current liabilities	105,585	96,181
Deferred revenue, non-current portion	46	96
Deferred tax liabilities, net	1,076	1,076
Long-term lease liabilities	6,672	8,234
Long-term debt	2,883	3,900
Other long-term liabilities	2,243	10,151
Non-current liabilities of discontinued operations	—	1,843
Total liabilities	118,505	121,481
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2020 and 0 shares in 2019	8	—
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 38,275 shares in 2020 and 38,227 shares in 2019	38	38
Additional paid-in capital	655,143	644,070
Accumulated other comprehensive loss	(61,717)	(61,323)
Accumulated deficit	(557,002)	(544,010)
Total shareholders’ equity	36,470	38,775
Noncontrolling interests	(1,062)	(502)
Total equity	35,408	38,273
Total liabilities and equity	$153,913	$159,754
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$16,554	$17,691	$50,461	$48,491
Cost of revenue	4,062	4,292	12,429	13,022
Gross profit	12,492	13,399	38,032	35,469
Operating expenses:
Research and development	5,781	6,931	18,375	21,439
Sales and marketing	5,130	5,644	15,969	17,501
General and administrative	4,124	5,242	13,063	17,674
Restructuring and other charges	307	691	1,097	1,587
Total operating expenses	15,342	18,508	48,504	58,201
Operating loss	(2,850)	(5,109)	(10,472)	(22,732)
Other income (expenses):
Interest expense	(7)	—	(12)	—
Interest income	6	—	31	89
Gain (loss) on equity investments, net	(37)	—	(90)	12,338
Other income (expenses), net	(104)	85	63	197
Total other income (expenses), net	(142)	85	(8)	12,624
Loss from continuing operations before income taxes	(2,992)	(5,024)	(10,480)	(10,108)
Income tax expense	316	233	606	515
Net loss from continuing operations	(3,308)	(5,257)	(11,086)	(10,623)
Net loss from discontinued operations, net of tax	(1)	(997)	(2,466)	(3,872)
Net loss	(3,309)	(6,254)	(13,552)	(14,495)
Net loss attributable to noncontrolling interests of continuing operations	(77)	(54)	(196)	(106)
Net income (loss) attributable to noncontrolling interests of discontinued operations	6	(232)	(364)	(752)
Net loss attributable to RealNetworks	$(3,238)	$(5,968)	$(12,992)	$(13,637)

Net loss from continuing operations attributable to RealNetworks	$(3,231)	$(5,203)	$(10,890)	$(10,517)
Net loss from discontinued operations attributable to RealNetworks	(7)	(765)	(2,102)	(3,120)
Net loss attributable to RealNetworks	$(3,238)	$(5,968)	$(12,992)	$(13,637)
Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.08)	$(0.14)	$(0.28)	$(0.28)
Discontinued operations	—	(0.02)	(0.06)	(0.08)
Total net loss per share - Basic	$(0.08)	$(0.16)	$(0.34)	$(0.36)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.08)	$(0.14)	$(0.28)	$(0.28)
Discontinued operations	—	(0.02)	(0.06)	(0.08)
Total net loss per share - Diluted	$(0.08)	$(0.16)	$(0.34)	$(0.36)
Shares used to compute basic net loss per share	38,270	38,062	38,247	37,944
Shares used to compute diluted net loss per share	38,270	38,062	38,247	37,944

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,309)	$(6,254)	$(13,552)	$(14,495)
Comprehensive loss:
Foreign currency translation adjustments	(7)	(232)	(394)	(811)
Total other comprehensive loss	(7)	(232)	(394)	(811)
Comprehensive loss including noncontrolling interests	(3,316)	(6,486)	(13,946)	(15,306)
Comprehensive loss attributable to noncontrolling interests	(71)	(286)	(560)	(858)
Comprehensive loss attributable to RealNetworks	$(3,245)	$(6,200)	$(13,386)	$(14,448)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(11,086)	$(10,623)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	697	943
Stock-based compensation	1,093	2,420
(Gain) loss on equity investments, net	90	(12,338)
Foreign currency (gain) loss	25	(150)
Fair value adjustments to contingent consideration liability	(200)	700
Net change in certain operating assets and liabilities:
Trade accounts receivable	(323)	(967)
Prepaid expenses, operating lease and other assets	3,700	3,731
Accounts payable	(645)	(289)
Accrued, lease and other liabilities	(3,384)	(1,736)
Net cash provided by (used in) operating activities- continuing operations	(10,033)	(18,309)
Net cash provided by (used in) operating activities- discontinued operations	(4,086)	(1,988)
Net cash provided by (used in) operating activities	(14,119)	(20,297)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(261)	(831)
Proceeds from sales and maturities of short-term investments	—	24
Acquisition, net of cash acquired	—	12,260
Net cash provided by (used in) investing activities- continuing operations	(261)	11,453
Net cash provided by (used in) investing activities- discontinued operations	(192)	(237)
Net cash (used in) provided by investing activities	(453)	11,216
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	—	144
Proceeds from issuance of preferred stock	10,000	—
Tax payments from shares withheld upon vesting of restricted stock	(12)	(289)
Proceeds from notes payable and long-term debt	2,876	3,900
Payment of financing fees	—	(569)
Other financing activities	2,106	900
Net cash provided by (used in) financing activities- continuing operations	14,970	4,086
Net cash provided by (used in) financing activities- discontinued operations	2,007	(8,331)
Net cash provided by (used in) financing activities	16,977	(4,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	32	(390)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,437	(13,716)
Cash, cash equivalents and restricted cash, beginning of period	22,179	37,191
Cash, cash equivalents and restricted cash end of period	24,616	23,475
Less: Cash, cash equivalents and restricted cash from discontinued operations	6,741	6,724
Cash and cash equivalents from continuing operations, end of period	$17,875	$16,751
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount

Balances, January 1, 2019	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	190	—	(271)	—	—	(271)	—	(271)
Napster acquisition	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	1,384	—	—	1,384	—	1,384
Foreign currency translation adjustments	—	—	—	(87)	—	(87)	—	(87)
Net income (loss)	—	—	—	—	1,533	1,533	(319)	1,214
Other equity transactions	—	—	362	—	—	362	88	450
Balances, March 31, 2019	37,918	37	642,059	(61,205)	(522,476)	58,415	339	58,754
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	131	—	128	—	—	128	—	128
Stock-based compensation	—	—	533	—	—	533	—	533
Foreign currency translation adjustments	—	—	—	(492)	—	(492)	—	(492)
Net income (loss)	—	—	—	—	(9,202)	(9,202)	(253)	(9,455)
Balances, June 30, 2019	38,049	37	642,720	(61,697)	(531,678)	49,382	86	49,468
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	18	1	(3)	—	—	(2)	—	(2)
Stock-based compensation	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—	—	(232)	—	(232)	—	(232)
Net income (loss)	—	—	—	—	(5,968)	(5,968)	(286)	(6,254)
Other equity transactions	—	—	353	—	—	353	97	450
Balances, September 30, 2019	38,067	$38	$643,573	$(61,929)	$(537,646)	$44,036	$(103)	$43,933

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net income (loss)	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	8	38,231	38	654,442	(62,230)	(548,652)	43,606	(549)	43,057
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	23	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	323	—	—	323	—	323
Foreign currency translation adjustments	—	—	—	—	—	520	—	520	—	520
Net income (loss)	—	—	—	—	—	—	(5,112)	(5,112)	(442)	(5,554)
Balances, June 30, 2020	8,065	8	38,254	38	654,760	$(61,710)	(553,764)	39,332	(991)	38,341
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	21	—	(7)	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	390	—	—	390	—	390
Foreign currency translation adjustments	—	—	—	—	—	(7)	—	(7)	—	(7)
Net income (loss)	—	—	—	—	—	—	(3,238)	(3,238)	(71)	(3,309)
Balances, September 30, 2020	8,065	$8	38,275	$38	$655,143	$(61,717)	$(557,002)	$36,470	$(1,062)	$35,408

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2020 and 2019

Note 1	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks provides digital media software and services to consumers, mobile carriers, device manufacturers, system integrators, and other businesses. Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. See Note 5 Acquisitions and Dispositions for information on the Napster music business, which offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. As of the third quarter of 2020, Napster is being treated as a discontinued operation for accounting and disclosure purposes. Napster’s operating results and financial condition have been recast to conform to this presentation.
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
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests primarily represent third-party ownership in the equity of Napster and Scener Inc. ("Scener") are reflected separately in the Company's financial statements. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. Our unrestricted cash and cash equivalents balance at September 30, 2020 was $13.2 million. Our operating losses for the quarter and nine months ended September 30, 2020 were $2.9 million and $10.5 million, respectively. We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. While we currently believe existing unrestricted cash balances along with current availability on our revolving line of credit will be sufficient to allow us to meet our obligations for the next 12 months, our assessment is subject to inherent risks and uncertainties. Moreover, our operating forecast is partly dependent on factors that are outside of our control. Compounding these risks, uncertainties, and other factors are the potential effects of the recent coronavirus pandemic and related impacts on global commerce and financial markets. These conditions, when evaluated within the guidance of ASC 205-40, raise substantial doubt about our ability to meet our obligations over the 12 months from the date of this filing and, therefore, to continue as a going concern. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
Recently issued accounting pronouncements not yet adopted
In August 2020, the Financial Accounting Standards Board ("FASB") issued new guidance that simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The guidance enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are in the process of evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.
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
In June 2016, the FASB issued new guidance amending existing guidance for the accounting of credit losses on financial instruments. Under the new guidance, the valuation allowance for credit losses is expected to be incurred over the financial asset’s contractual term. We reviewed the new credit loss standard and determined that it applies to our accounts receivable, which are typically of short duration and for which we have not historically experienced significant credit losses. This guidance is effective for us in fiscal years beginning after December 15, 2022 with any cumulative effect of adoption recorded as an adjustment to retained earnings. We are in the process of evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

Note 3	Revenue Recognition
We generate all of our revenue through contracts with customers. Revenue is either recognized over time as the service is provided, or at a point in time when the product is transferred to the customer, depending on the contract type. Our performance obligations typically have an original duration of one year or less.
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$642	$931	$—	$4,364	$2,734	$—
Subscription Services	892	5,469	2,705	2,719	16,817	8,205
Product Sales	193	—	3,874	676	—	10,564
Advertising and Other	816	—	1,032	1,438	—	2,944
Total	$2,543	$6,400	$7,611	$9,197	$19,551	$21,713

	Quarter Ended September 30, 2019			Nine Months Ended September 30, 2019
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,987	$888	$—	$3,666	$2,444	$—
Subscription Services	1,028	6,007	3,056	3,156	18,387	9,114
Product Sales	207	—	3,078	632	—	7,243
Advertising and Other	410	—	1,030	1,284	—	2,565
Total	$3,632	$6,895	$7,164	$8,738	$20,831	$18,922
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,457	$6,304	$1,191	$5,800	$19,250	$3,483
Direct to Consumer	1,086	96	6,420	3,397	301	18,230
Total	$2,543	$6,400	$7,611	$9,197	$19,551	$21,713

	Quarter Ended September 30, 2019			Nine Months Ended September 30, 2019
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$2,398	$6,784	$1,362	$4,951	$20,482	$3,513
Direct to Consumer	1,234	111	5,802	3,787	349	15,409
Total	$3,632	$6,895	$7,164	$8,738	$20,831	$18,922
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of September 30, 2020 and December 31, 2019, our balance of long-term accounts receivable was $0.5 million and $0.3 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2019 to September 30, 2020 is primarily due to a contract renewal in 2020. During the quarter and nine months ended September 30, 2020, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of September 30, 2020 and December 31, 2019, we had a deferred revenue balance of $2.3 million and $2.1 million, respectively.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options, restricted stock, and employee stock purchase plans and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stock-based compensation expense	$390	$503	$1,093	$2,420
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.21%	1.71%	0.40%	2.16%
Expected life (years)	4.0	3.8	4.0	4.1
Volatility	45%	41%	45%	41%
The total stock-based compensation amounts for 2020 and 2019 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for the nine months ended September 30, 2019 was stock compensation expense recorded in the first quarter of 2019 related to our 2018 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019. Our 2019 incentive bonuses were paid fully in cash.
As of September 30, 2020, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

Note 5	Acquisitions and Dispositions
Napster Acquisition
On January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) which brought our aggregate ownership to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest. On August 24, 2020, RealNetworks announced that Napster is being sold to MelodyVR Group PLC in a transaction that is expected to close in the fourth quarter of 2020. See below for additional details.
Subsequent to RealNetworks’ January 18, 2019 acquisition, Napster has continued to operate as an independent business with its own board of directors, strategy and leadership team. Napster's separate legal existence is further supported by each company's ongoing compliance with corporate formalities, the independent direction of Napster's activities, and the consistent treatment of each of RealNetworks and Napster as distinct organizations. Accordingly, Napster remains a distinct legal entity and RealNetworks assumes no ownership or control over the assets or liabilities of Napster.
The 16% of Napster that we do not own has been accounted for as a noncontrolling interest in our consolidated financial statements.
As part of the acquisition, we recorded a gain of $12.3 million recognized in Other income (expenses) in the Consolidated statement of operations in the first quarter of 2019. We recorded intangible assets of $23.7 million, consisting of trade name and trademarks, developed technology, customer relationships, and partner relationships. We recorded goodwill of $45.5 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes. Additionally, as discussed in Note 6 Fair Value Measurements, we recorded contingent consideration for the 42% equity interest acquired in January 2019. The contingent consideration is required to be adjusted quarterly to fair value through earnings. For the quarter ended September 30, 2020, the fair value analysis was not impacted by Napster’s signing of the merger agreement described below due to the contingent conditions required to be met for closing that transaction and various uncertainties regarding consideration allocation and valuation.
Napster Disposition
RealNetworks, Inc. entered into a Support Agreement dated August 25, 2020 by and among its 84%-owned subsidiary, Napster, and MelodyVR Group PLC, an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger by and among Napster, MelodyVR, and a wholly owned subsidiary of MelodyVR. Pursuant to the Merger Agreement, MelodyVR's subsidiary will merge with and into Napster, with Napster surviving and becoming a wholly owned subsidiary of MelodyVR. Other than as Securityholder Representative, RealNetworks is not a party to the Merger Agreement.
Pursuant to the merger transaction, the transaction is valued at approximately $70 million as MelodyVR will assume approximately $44 million of Napster's payment obligations, primarily relating to music licensing, and MelodyVR will pay consideration of approximately $26.3 million to certain holders of debt and equity of Napster, comprised of $12.0 million in cash and approximately $11.3 million in the form of ordinary shares of MelodyVR and subject to a $3.0 million 18-month indemnity escrow. The shares of MelodyVR that RealNetworks receives may not be sold or transferred, except in limited circumstances, for a period of one year. At the time of closing, the consideration will be applied to the full repayment of the advance to Napster on the revolving line of credit, as discussed in Note 8 Debt, payment of Napster's transaction expenses, and payment of amounts payable to certain of Napster's common stockholders. The final value to RealNetworks from the transaction is subject to the allocation to recipients of cash and MelodyVR equity, the market value of MelodyVR equity, payment to the party from which a 42% equity interest was acquired in January 2019, transaction expenses, and the eventual payout of the indemnity escrow.
The transaction is currently expected to close in the fourth quarter of 2020. Effective on the execution of the Agreement and Plan of Merger on August 25, 2020, Napster is being treated as a discontinued operation and held-for-sale for accounting and disclosure purposes. As such, Napster’s operating results and financial condition have been recast to conform to this presentation.
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$6,247	$8,333
Trade accounts receivable, net of allowance	16,621	16,740
Other current assets	2,424	3,303
Total current assets of discontinued operations	25,292	28,376
Net equipment, software, and leasehold improvements	445	401
Other intangible assets	16,371	19,286
Goodwill	45,520	45,520
Other non-current assets	1,919	2,604
Total assets of discontinued operations	$89,547	$96,187
Accrued royalties, fulfillment and other current liabilities	$59,504	$65,310
Notes payable	7,945	7,331
Total current liabilities of discontinued operations	67,449	72,641
Other non-current liabilities	3,264	1,843
Total liabilities of discontinued operations	$70,713	$74,484

Included in Accrued royalties and fulfillment in the tables directly above are Napster's music royalties totaling $49.7 million and $54.2 million at September 30, 2020 and December 31, 2019, respectively. Napster’s agreements and arrangements with rights holders for the content used in its business are complex and the determination of royalty accruals involves significant judgments, assumptions, and estimates of the amounts to be paid. The variables involved in determining royalty accruals include unmatched royalty accruals, revenue to be recognized, the type of content used and the country it is used in, outstanding royalty audits, and identification of appropriate license holders, among other variables. In addition, some rights holders have allowed the use of their content while negotiations of the terms and conditions are ongoing. In certain jurisdictions, rights holders have several years to claim royalties for musical composition. While Napster bases its estimates on historical experience and on various assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates in the event of modified assumptions or conditions.
Related to Napster's accrued music royalties are amounts that are advanced to certain music publishers for royalty amounts that have been agreed as being owed, but for which the underlying rights holder have not yet been specifically matched. These prepaid royalty amounts totaling $1.2 million and $2.0 million at September 30, 2020 and December 31, 2019, respectively, are included in Other current assets in the tables directly above. When these amounts are ultimately matched and invoiced to Napster, the prepaid royalty amount and the related accrued royalty liability are offset.
In March 2016, Napster was notified of a putative consumer class action lawsuit relating to an alleged failure to pay so-called “mechanical royalties” on behalf of the plaintiffs and “other similarly-situated holders of mechanical rights in copyrighted musical works.” On April 7, 2017, the plaintiffs and Napster agreed to settlement terms during a mediation session. The long form Settlement Agreement was executed effective on January 16, 2019. The damages payable under the Settlement Agreement will be calculated on a claims-made basis. In May 2019, public notice was posted about the settlement informing purported class members that they could make claims or object to the settlement, and the claims period ended on December 31, 2019. The final calculation is not yet complete, but based on preliminary results; the claimed damages are not expected to be material. Valid claims are currently expected to be paid by Napster in the next 12 months.
In 2017, Napster entered into a Non-Recourse Purchase of Eligible Receivables Agreement (NRP Agreement) with an international bank (Purchaser) in which Napster will sell and assign on a continuing basis its eligible receivables to the Purchaser in return for 90% of the receivables upfront, up to a maximum amount of $15.0 million in advances. The interest rate is 2.25% above the 1-month-EURIBOR with a minimum 0.0% rate applying to the 1-month-EURIBOR rate. Napster had $7.9 million and $7.3 million of borrowings outstanding as of September 30, 2020 and December 31, 2019, respectively, as reflected in Notes Payable in the tables directly above. These borrowings have an interest rate of 2.25%.
Included in other non-current liabilities in the tables directly above is Napster's Paycheck Protection Program (PPP) loan. In May 2020, following its own assessment of eligibility and approval of the Napster Board of Directors, Napster issued a promissory note to a participating bank in the principal amount of $1.7 million, pursuant to the PPP. The Napster note has a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a six-month deferment period, and is eligible for forgiveness pursuant to PPP guidelines. The Napster PPP loan will be derecognized upon repayment of the loan in accordance with its term and/or upon confirmation of forgiveness from the SBA.
See Note 13 Related Party Transactions for details on certain transactions and relationships between Napster and RealNetworks.
The following tables summarize the loss from discontinued operations for each of the periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$23,563	$27,302	$73,225	$80,222
Cost of revenue	17,438	21,986	56,280	65,408
Gross profit	6,125	5,316	16,945	14,814
Operating expenses	5,828	6,472	19,013	18,642
Operating income (loss)	297	(1,156)	(2,068)	(3,828)
Other income (expenses)	(261)	236	(299)	253
Income (loss) from discontinued operations before income taxes	36	(920)	(2,367)	(3,575)
Income tax expense	37	77	99	297
Net income (loss) from discontinued operations	(1)	(997)	(2,466)	(3,872)
Noncontrolling interests in net income (loss) from discontinued operations	6	(232)	(364)	(752)
Net loss from discontinued operations attributable to RealNetworks	$(7)	$(765)	$(2,102)	$(3,120)

Note 6	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2020				September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,245	$—	$—	$13,245	$13,245
Restricted cash equivalents	3,500	1,130	—	4,630	4,630
Total assets	$16,745	$1,130	$—	$17,875	$17,875
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$12,400	$12,400	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$14,506	$14,506	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2019				December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash	$8,472	$—	$—	$8,472	$8,472
Money market funds	—	—	—	—	—
Total cash and cash equivalents	8,472	—	—	8,472	8,472
Restricted cash equivalents	3,500	1,380	—	4,880	4,880
Total assets	$11,972	$1,380	$—	$13,352	$13,352
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$2,800	$2,800	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,800	9,800	N/A
Total liabilities	$—	$—	$12,600	$12,600	N/A
Restricted cash equivalents as of September 30, 2020 and December 31, 2019 relate to cash pledged as collateral against letters of credit in connection with lease agreements, and our Loan and Security Agreement ("Loan Agreement") requires us to maintain a minimum balance of $3.5 million unrestricted cash at the bank. See Note 8 Debt for additional details.
Accrued and other current liabilities as of September 30, 2020 includes the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 5 Acquisitions and Dispositions, this liability is adjusted quarterly to fair value through earnings. During the nine months ended September 30, 2020, we recorded the change in fair value of the contingent consideration of $0.2 million, as a decrease to the total liability on the consolidated balance sheet and as a reduction of general and administrative expenses on the consolidated statement of operations. The fair value as of September 30, 2020 is based on a range of possible outcomes as the final payout is currently uncertain due to contingent conditions required to be met for closing Napster's merger transaction with MelodyVR and various uncertainties regarding merger consideration allocation and valuation.
Scener is a RealNetworks subsidiary, which is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. As of September 30, 2020, RealNetworks owned approximately 82% of Scener's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment. In the third quarter of 2020, Scener received $2.1 million in cash in return for issuing rights to investors for certain shares of Scener's capital stock contingent upon the occurrence of specific future capital raising events by Scener. The rights were each issued as a Simple Agreement for Future Equity ("SAFE Notes"). The future contingent events also contemplate the possibility of Scener having to pay back the original cash investment to each investor. Under the applicable accounting guidance, SAFE Notes are recorded as a liability on our consolidated financial statements within Other long-term liabilities and are required to be recorded at fair value each quarter. The fair value of the SAFE Notes as of September 30, 2020 was determined to be equal to the proceeds received.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the nine months ended September 30, 2020 and 2019, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Royalties and other fulfillment costs	$1,157	$1,535
Employee compensation, commissions and benefits	4,172	4,655
Sales, VAT and other taxes payable	1,020	801
Operating lease liabilities - current	3,577	3,643
Napster acquisition contingent consideration	12,400	2,800
Other	2,946	4,061
Total accrued and other current liabilities	$25,272	$17,495

Note 8	Debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over an elected 8-week or 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note has a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a six-month deferment period, and is eligible for forgiveness pursuant to PPP guidelines. On April 28, 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. RealNetworks' PPP loan will be derecognized upon repayment of the loan in accordance with its terms and/or upon confirmation of forgiveness from the SBA.
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
As of September 30, 2020, RealNetworks had $3.9 million outstanding debt from the revolving line of credit, which was loaned to Napster bearing interest and fees commensurate with our costs. See Note 13 Related Party Transactions for additional details.

We paid and capitalized $0.6 million of financing fees to enter into the revolving line of credit, and the financing fees are being amortized over the term of the debt. The unamortized fees were $0.3 million at September 30, 2020 and are included in Deferred costs, current on our condensed consolidated balance sheets.

Note 9	Restructuring Charges
Restructuring and other charges in 2020 and 2019 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation and Other Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2020	$965	$132	$1,097
Costs incurred and charged to expense for the nine months ended September 30, 2019	$1,050	$537	$1,587
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2020 are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2019	$110	$174	$284
Costs incurred and charged to expense for the nine months ended September 30, 2020	965	—	965
Cash payments	(824)	(174)	(998)
Accrued liability at September 30, 2020	$251	$—	$251

Note 10	Income (Loss) Per Share
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss from continuing operations attributable to RealNetworks	$(3,231)	$(5,203)	$(10,890)	$(10,517)
Net loss from discontinued operations attributable to RealNetworks	(7)	(765)	(2,102)	(3,120)
Net loss attributable to RealNetworks	$(3,238)	$(5,968)	$(12,992)	$(13,637)

Weighted average common shares outstanding used to compute basic EPS	38,270	38,062	38,247	37,944
Dilutive effect of stock based awards	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	38,270	38,062	38,247	37,944

Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.08)	$(0.14)	$(0.28)	$(0.28)
Discontinued operations	—	(0.02)	(0.06)	(0.08)
Total net loss per share - Basic	$(0.08)	$(0.16)	$(0.34)	$(0.36)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.08)	$(0.14)	$(0.28)	$(0.28)
Discontinued operations	—	(0.02)	(0.06)	(0.08)
Total net loss per share - Diluted	$(0.08)	$(0.16)	$(0.34)	$(0.36)

During the quarter and nine months ended September 30, 2020, 6.7 million and 6.9 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and nine months ended September 30, 2019, 8.0 million and 7.6 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
In February 2020, Mr. Glaser, Chairman of the Board and Chief Executive Officer of RealNetworks, invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 13 Related Party Transactions. During the quarter and nine months ended September 30, 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this settlement as of September 30, 2020 as it is early in the litigation and any potential liability cannot be reasonably estimated.

Note 12	Segment Information
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services and our integrated RealTimes® platform which is sold to mobile carriers; and (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games, games licenses, games subscription services, and in-game advertising and advertising on game sites.
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items may also include changes in the fair value of the contingent consideration liability, restructuring charges, and stock compensation charges.
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
Segment results for the quarters and nine months ended September 30, 2020 and 2019 (in thousands):

Consumer Media	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,543	$3,632	$9,197	$8,738
Cost of revenue	593	705	1,723	2,341
Gross profit	1,950	2,927	7,474	6,397
Operating expenses	2,092	2,692	6,754	8,688
Operating income (loss)	$(142)	$235	$720	$(2,291)

Mobile Services	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$6,400	$6,895	$19,551	$20,831
Cost of revenue	1,511	1,721	4,989	5,634
Gross profit	4,889	5,174	14,562	15,197
Operating expenses	5,577	7,143	18,847	22,142
Operating loss	$(688)	$(1,969)	$(4,285)	$(6,945)

Games	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$7,611	$7,164	$21,713	$18,922
Cost of revenue	1,955	1,934	5,707	5,259
Gross profit	5,656	5,230	16,006	13,663
Operating expenses	5,152	5,151	15,051	15,476
Operating income (loss)	$504	$79	$955	$(1,813)

Corporate	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$3	$(68)	$10	$(212)
Operating expenses	2,521	3,522	7,852	11,895
Operating loss	$(2,524)	$(3,454)	$(7,862)	$(11,683)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$11,855	$10,588	$32,810	$29,571
Europe	2,206	2,616	6,840	8,069
Rest of the World	2,493	4,487	10,811	10,851
Total net revenue	$16,554	$17,691	$50,461	$48,491
Long-lived assets (consisting of goodwill, equipment, software, leasehold improvements, operating lease assets, and other intangible assets) by geographic region (in thousands) are as follows:

	September 30, 2020	December 31, 2019
United States	$18,889	$20,515
Europe	7,475	7,221
Rest of the World	1,371	1,790
Total long-lived assets	$27,735	$29,526

Note 13	Related Party Transactions
In December 2016, RealNetworks and the other then-owner of 42% of Napster each entered into an agreement to loan up to $5.0 million to Napster for general operating purposes, which loans were fully funded as of the end of January 2017 for an aggregate of $10.0 million. Included in RealNetworks' January 2019 acquisition of the additional 42% interest in Napster, as described in Note 5 Acquisitions and Dispositions, RealNetworks assumed the seller's $5.0 million note, resulting in RealNetworks holding $10.0 million of notes receivable from Napster.
In May 2019, RealNetworks extended a short-term loan to Napster in the principal amount of $1.1 million. In August 2019, RealNetworks established a two-year term on this short-term loan and, as discussed in Note 8 Debt, loaned Napster an additional $3.9 million and charged Napster for associated fees. As a result, the principal amount on this two-year note is $5.4 million. Both the two-year note and the $10.0 million loan are subordinate to RealNetworks' and Napster's third party debt.
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
Upon RealNetworks' acquisition of a controlling interest in Napster, the notes and warrants were effectively settled and eliminated in our consolidated financial statements as they represent preexisting relationships between RealNetworks and Napster. Additionally, upon the expected close and receipt of proceeds for the sale of Napster to MelodyVR Group PLC in the fourth quarter of 2020, amounts previously loaned to Napster will be considered settled.
In July 2020, Mr. Glaser invested $0.7 million into a RealNetworks subsidiary, Scener. This funding was in addition to $0.8 million that Mr. Glaser had previously directly invested in 2019. In August 2020, this same subsidiary entered into agreements and received $1.4 million in funding from outside investors. The 2020 investments were in the form of SAFEs, as described in Note 6 Fair Value Measurements. As of September 30, 2020, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.
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
•the effects of our past acquisitions, including our January 2019 acquisition of a controlling interest in Napster and the anticipated sale of Napster in the fourth quarter of 2020, and expectations for future acquisitions and divestitures;
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
As described in Note 5 Acquisitions and Dispositions, RealNetworks acquired an additional 42% interest in Napster on January 18, 2019 bringing our ownership of Napster's outstanding stock to 84%, thus giving us a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidated Napster's financial results into our financial statements, where Napster was reported as a separate segment. On August 25, 2020, RealNetworks entered into a Support Agreement dated August 25, 2020 by and among its 84%-owned subsidiary, Napster, and MelodyVR Group PLC ("MelodyVR"), an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger by and among Napster, MelodyVR, and their wholly owned subsidiary (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Napster, with Napster surviving and becoming a wholly owned subsidiary of MelodyVR (the “Transaction”). Other than as Securityholder Representative, RealNetworks is not a party to the Merger Agreement.
Pursuant to the merger transaction, the transaction is valued at approximately $70 million as MelodyVR will assume approximately $44 million of Napster's payment obligations, primarily relating to music licensing, and MelodyVR will pay consideration of approximately $26.3 million to certain holders of debt and equity of Napster, comprised of $12.0 million in cash and approximately $11.3 million in the form of ordinary shares of MelodyVR and subject to a $3.0 million 18-month indemnity escrow. The shares of MelodyVR that RealNetworks receives may not be sold or transferred, except in limited circumstances, for a period of one year. At the time of closing, the consideration will be applied to the full repayment of the advance to Napster on the revolving line of credit, as discussed in Note 8 Debt, payment of Napster's transaction expenses, and payment of amounts payable to certain of Napster's common stockholders. The final value to RealNetworks from the transaction is subject to the allocation to recipients of cash and MelodyVR equity, the market value of MelodyVR equity, payment to the party from which a 42% equity interest was acquired in January 2019, transaction expenses, and the eventual payout of the indemnity escrow.
The transaction is currently expected to close in the fourth quarter of 2020. Effective on the execution of the Agreement and Plan of Merger on August 25, 2020, Napster is being treated as a discontinued operation and held-for-sale for accounting and disclosure purposes. As such, Napster’s operating results and financial condition have been recast to conform to this presentation.
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
As the pandemic and containment measures generally evolved throughout 2020, we have had to reevaluate our operating plans, resulting in some significant pivots for our growth initiatives. Moreover, as we continue to operate our businesses as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to predict the impacts that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal 2020 or into fiscal 2021, due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of September 30, 2020, we had $13.2 million in unrestricted cash and cash equivalents, compared to $8.5 million as of December 31, 2019. The 2020 increase in cash and cash equivalents compared to the prior year end amount was due to the $10.0 million in cash proceeds from our first quarter of 2020 issuance of Series B Preferred Stock and the proceeds from a promissory note issued in the second quarter of 2020 pursuant to the PPP of the CARES Act, with RealNetworks receiving $2.9 million. A subsidiary of RealNetworks, Scener, also received $2.1 million in the third quarter of 2020, in return for issuing SAFE Notes, as described in Note 6 Fair Value Measurements. These increases were partially offset by our ongoing cash flows used in operating activities, which totaled $10.0 million for the first nine months of 2020.
The following discussion reflects RealNetworks' results from continuing operations. Condensed consolidated results were as follows (in thousands):

	Quarter Ended September 30,				Nine months ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$16,554	$17,691	$(1,137)	(6)%	$50,461	$48,491	$1,970	4%
Cost of revenue	4,062	4,292	(230)	(5)%	12,429	13,022	(593)	(5)%
Gross profit	12,492	13,399	(907)	(7)%	38,032	35,469	2,563	7%
Gross margin	75%	76%			75%	73%
Operating expenses	15,342	18,508	(3,166)	(17)%	48,504	58,201	(9,697)	(17)%
Operating loss	$(2,850)	$(5,109)	$2,259	44%	$(10,472)	$(22,732)	$12,260	54%
In the third quarter of 2020, our total consolidated revenue decreased $1.1 million as compared with the year-earlier period. For the third quarter of 2020 compared to the prior year period, our Consumer Media and Mobile Services segment revenues decreased by $1.5 million. These decreases were partially offset by an increase in revenues in our Games segment of $0.4 million. See below for further discussion of our segment results.
Cost of revenue decreased by $0.2 million for the quarter ended September 30, 2020 as compared with the year-earlier period, primarily due to decreases in our Mobile Services segment.
Operating expenses decreased by $3.2 million in the quarter ended September 30, 2020 as compared with the year-earlier period, primarily due to lower salaries and benefits and professional service fees of $2.2 million.
For the nine months ended September 30, 2020, our total consolidated revenue increased $2.0 million as compared with the year-earlier period. Our Games and Consumer Media segment revenues increased by $2.8 million and $0.5 million, respectively, and were partially offset by the revenue decline in our Mobile Services segment of $1.3 million. See below for further discussion of our segment results.
Cost of revenue decreased by $0.6 million for the nine months ended September 30, 2020 as compared with the year-earlier period, primarily due to a total decrease of $1.2 million in our Consumer Media and Mobile Services segments, partially offset by a $0.4 million increase in our Games segment.
Operating expenses decreased by $9.7 million for the nine months ended September 30, 2020 as compared with the year-earlier period, primarily due to reductions in salaries and benefits of $5.7 million and lower professional service fees of $1.5 million, primarily driven by Napster acquisition costs incurred in the prior year period.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$2,543	$3,632	$(1,089)	(30)%	$9,197	$8,738	$459	5%
Cost of revenue	593	705	(112)	(16)%	1,723	2,341	(618)	(26)%
Gross profit	1,950	2,927	(977)	(33)%	7,474	6,397	1,077	17%
Gross margin	77%	81%			81%	73%
Operating expenses	2,092	2,692	(600)	(22)%	6,754	8,688	(1,934)	(22)%
Operating income (loss)	$(142)	$235	$(377)	NM	$720	$(2,291)	$3,011	NM
Total Consumer Media revenue for the quarter ended September 30, 2020 decreased $1.1 million as compared to the same quarter in 2019, due primarily to lower software license revenues of $1.3 million and lower subscription services of $0.1 million, partially offset by higher advertising and other revenue of $0.3 million. The overall increase in advertising and other revenue was due to the non-recurring recognition of previously deferred third-party software product distribution revenue in the amount of $0.6 million.
Software License
For our software license revenues, the $1.3 million decrease was primarily due to the recognition of revenue on a contract that was effectuated and recognized in the third quarter of 2019. Also contributing to the decrease was the timing of contract renewals and shipments to existing customers. The bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure in pricing and renewals, and declines in sales.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the quarter ended September 30, 2020 decreased $0.1 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $0.6 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions and lower professional fees.
Total Consumer Media revenue for the nine months ended September 30, 2020 increased $0.5 million as compared to the prior year, due primarily to higher software license revenues of $0.7 million and higher advertising and other revenue of $0.2 million, partially offset by lower subscription services revenues of $0.4 million, described more fully below.
Software License
For our software license revenues, the $0.7 million increase was primarily due to the timing of contract renewals and shipments to existing customers. This increase was partially offset by the recognition of revenue on a contract that was effectuated and recognized in the third quarter of 2019. While we experienced an increase in software license revenues for the nine months ended September 30, 2020, the bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure in pricing and renewals, and declines in sales.
Subscription Services
For our subscription services revenues, the $0.4 million decrease was primarily due to declines in our legacy subscription products, which will continue to organically decline.
Cost of revenue for the nine months ended September 30, 2020 decreased $0.6 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $1.9 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions, and lower marketing expenses.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$6,400	$6,895	$(495)	(7)%	$19,551	$20,831	$(1,280)	(6)%
Cost of revenue	1,511	1,721	(210)	(12)%	4,989	5,634	(645)	(11)%
Gross profit	4,889	5,174	(285)	(6)%	14,562	15,197	(635)	(4)%
Gross margin	76%	75%			74%	73%
Operating expenses	5,577	7,143	(1,566)	(22)%	18,847	22,142	(3,295)	(15)%
Operating loss	$(688)	$(1,969)	$1,281	65%	$(4,285)	$(6,945)	$2,660	38%
Total Mobile Services revenue decreased by $0.5 million in the quarter ended September 30, 2020 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues in our ringback tones business of $0.6 million.
Cost of revenue decreased by $0.2 million in the quarter ended September 30, 2020 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions.
Operating expenses decreased by $1.6 million for the quarter ended September 30, 2020 compared with the year-earlier period due to reductions in salaries and benefits of $1.1 million and lower marketing expenses of $0.2 million. Lower professional service fees and facility costs also contributed to the decrease.
Total Mobile Services revenue decreased by $1.3 million in the nine months ended September 30, 2020 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $1.5 million, partially offset by a $0.3 million increase in software license revenues, described more fully below.
Software License
For our software license revenues, the increase was primarily due to revenue from sales of our SAFR product.
Subscription Services
The decline in our subscription services revenue was due to lower revenue of $1.9 million in our ringback tones business, partially offset by an increase in our messaging platform business of $0.4 million.
Cost of revenue decreased by $0.6 million in the nine months ended September 30, 2020 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions.
Operating expenses decreased by $3.3 million for the nine months ended September 30, 2020 compared with the year-earlier period, due primarily to a reduction in salaries and benefits of $1.6 million, lower marketing expenses of $1.3 million and lower facility costs of $0.4 million.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$7,611	$7,164	$447	6%	$21,713	$18,922	$2,791	15%
Cost of revenue	1,955	1,934	21	1%	5,707	5,259	448	9%
Gross profit	5,656	5,230	426	8%	16,006	13,663	2,343	17%
Gross margin	74%	73%			74%	72%
Operating expenses	5,152	5,151	1	—%	15,051	15,476	(425)	(3)%
Operating income (loss)	$504	$79	$425	538%	$955	$(1,813)	$2,768	NM
Total Games revenue increased $0.4 million for the quarter ended September 30, 2020 as compared with the year-earlier period due primarily to increases of $0.8 million in product sales revenues, partially offset by a $0.4 million decrease in our subscription services revenues, described more fully below. Our Games segment has shifted its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase.
Subscription Services

Our subscription sales decreased $0.4 million as a result of lower subscribers in the third quarter of 2020.
Product Sales
Our product sales increased $0.8 million as a result of higher in-game purchases of $1.4 million compared to the prior-year period, partially offset by lower sales of games of $0.6 million, as we have shifted focus toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues were flat when compared to the prior year period.
Cost of revenue was flat when compared to the prior year period.
Operating expenses were unchanged in the quarter ended September 30, 2020 when compared with the prior-year period as higher marketing costs during the period were offset by lower salaries and benefits and professional service fees and development costs.
Total Games revenue increased $2.8 million for the nine months ended September 30, 2020 as compared with the year-earlier period due primarily to increases of $3.3 million in product sales revenues and $0.4 million in advertising and other revenues, partially offset by a $0.9 million decrease in our subscription services revenues.
Subscription Services
Our subscription sales decreased $0.9 million as a result of lower subscribers in 2020.
Product Sales
Our product sales increased $3.3 million as a result of higher in-game purchases of $5.5 million compared to the prior-year period, partially offset by lower sales of games of $2.1 million, as we have shifted focus toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and Other
Our advertising and other revenues increased $0.4 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play games.
Cost of revenue increased $0.4 million in the nine months ended September 30, 2020 when compared with the prior-year period due primarily to higher app store fees of $1.0 million, partially offset by lower publisher license and service royalties of $0.4 million.
Operating expenses decreased $0.4 million in the nine months ended September 30, 2020 when compared with the prior-year period, due to lower salaries and benefits of $1.1 million and professional service fees and development costs of $1.0 million, offset by higher marketing expenses of $1.7 million.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenue	$3	$(68)	$71	NM	$10	$(212)	$222	NM
Operating expenses	2,521	3,522	(1,001)	(28)%	7,852	11,895	(4,043)	(34)%
Operating loss	$(2,524)	$(3,454)	$930	27%	$(7,862)	$(11,683)	$3,821	33%
Operating expenses decreased by $1.0 million in the quarter ended September 30, 2020 compared with the year-earlier period, primarily due to lower restructuring and other charges of $0.4 million and professional service fees of $0.2 million.
Operating expenses decreased by $4.0 million for the nine months ended September 30, 2020 compared with the year-earlier period, primarily due to a reduction in salaries and benefits of $1.5 million, lower professional fees of $0.7 million, and lower restructuring and other charges of $0.5 million.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$5,781	$6,931	$(1,150)	(17)%	$18,375	$21,439	$(3,064)	(14)%
Sales and marketing	5,130	5,644	(514)	(9)%	15,969	17,501	(1,532)	(9)%
General and administrative	4,124	5,242	(1,118)	(21)%	13,063	17,674	(4,611)	(26)%
Restructuring and other charges	307	691	(384)	(56)%	1,097	1,587	(490)	(31)%
Total consolidated operating expenses	$15,342	$18,508	$(3,166)	(17)%	$48,504	$58,201	$(9,697)	(17)%
Research and development expenses decreased by $1.2 million in the quarter ended September 30, 2020 as compared with the year-earlier period, primarily due to a reduction in salaries and benefits of $0.7 million and lower professional service fees and development costs of $0.4 million.
Research and development expenses decreased by $3.1 million for the nine months ended September 30, 2020 as compared with the year-earlier period, primarily due to a reduction in salaries and benefits of $1.5 million and lower professional service fees and development costs of $1.3 million.
Sales and marketing expenses decreased $0.5 million in the quarter ended September 30, 2020 as compared with the year-earlier period, primarily due to a $0.8 million reduction in salaries and benefits, partially offset by a $0.3 million increase in marketing expense.
Sales and marketing expenses decreased $1.5 million in the nine months ended September 30, 2020 as compared with the year-earlier period due primarily to lower salaries and benefits of $2.2 million, partially offset by an increase of $0.5 million of professional services fees and marketing expense.
General and administrative expenses decreased by $1.1 million in the quarter ended September 30, 2020 as compared with the year-earlier period, primarily due to a lower professional service fees of $0.3 million and salaries and benefits of $0.2 million.
General and administrative expenses decreased by $4.6 million in the nine months ended September 30, 2020 as compared with the year-earlier period, primarily due to a reduction in salaries and benefits of $2.0 million and infrastructure costs of $0.6 million. Lower professional service fees also contributed as we incurred $1.1 million of Napster acquisition costs in the year-earlier period.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 9 Restructuring Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2020	2019	$ Change	2020	2019	$ Change
Interest expense	$(7)	$—	$(7)	$(12)	$—	$(12)
Interest income	6	—	6	31	89	(58)
Gain (loss) on equity investment, net	(37)	—	(37)	(90)	12,338	(12,428)
Other income (expense), net	(104)	85	(189)	63	197	(134)
Total other income (expense), net	$(142)	$85	$(227)	$(8)	$12,624	$(12,632)
Gain (loss) on equity investment, net, for the nine months ended September 30, 2019 included a $12.3 million gain in the first quarter of 2019 related to RealNetworks' acquisition of Napster, as described in more detail in Note 5 Acquisitions and Dispositions.
The fluctuations in Other income (expense) primarily relate to foreign exchange gains and losses.

Income Taxes
We recognized income tax expense of $0.3 million and $0.2 million during the quarters ended September 30, 2020 and 2019, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2020 and 2019, we recognized income tax expense of $0.6 million and $0.5 million, respectively, related to U.S. and foreign income taxes.
As of September 30, 2020, RealNetworks has $0.5 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the third quarter of 2020. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended September 30, 2020, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter of 2020 was minimal.
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
New Accounting Pronouncements
See Note 2 Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Working capital	$(4,696)	$2,664
Cash and cash equivalents	13,245	8,472
Restricted cash equivalents	4,630	4,880
Cash and cash equivalents increased from December 31, 2019 due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock. the cash proceeds of $2.9 million from the PPP promissory note issued in the second quarter of 2020, as described in Note 8 Debt and $2.1 million in cash received by Scener, a subsidiary of RealNetworks, during the third quarter of 2020 in return for issuing rights to investors for certain shares of Scener's capital stock through the SAFE Notes, as described in Note 6 Fair Value Measurements. The increase was partially offset by our ongoing cash flows used in operating activities, which totaled $10.0 million in the first nine months of 2020.
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(10,033)	$(18,309)
Cash (used in) provided by investing activities	(261)	11,453
Cash provided by financing activities	14,970	4,086
Cash used in operating activities consisted of net income (loss) from continuing operations adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, (gain) loss on equity investments, fair value adjustments to contingent consideration liability and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $8.3 million lower in the nine months ended September 30, 2020 as compared to the same period in 2019. This improvement was primarily due to our lower operating loss recorded for the nine months ended September 30, 2020 compared to the prior year period.
For the nine months ended September 30, 2020, cash used by investing activities consisted of fixed asset purchases of $0.3 million.
For the nine months ended September 30, 2019, cash provided by investing activities of $11.5 million was primarily due to our acquisition of Napster on January 18, 2019. Our initial cash consideration paid at closing of $0.2 million was offset by the cash, cash equivalents and restricted cash on Napster's balance sheet at that date. The increase was offset in part by fixed asset purchases of $0.8 million.
Cash provided by financing activities for the nine months ended September 30, 2020 was $15.0 million. This cash inflow was primarily due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock, and the PPP promissory note proceeds of $2.9 million issued in the second quarter of 2020. Additionally, Scener, a subsidiary of RealNetworks, received $2.1 million in funds in the third quarter of 2020 from the issuance of SAFE Notes. See Note 6 Fair Value Measurements, Note 8 Debt, and Note 13 Related Party Transactions for additional details.
Cash provided by financing activities for the nine months ended September 30, 2019 was $4.1 million. This cash inflow was primarily due proceeds from borrowing on our revolving credit facility of $3.9 million. See Note 8 Debt for additional details.
Two customers accounted for more than 10% of trade accounts receivable as of September 30, 2020, with the customers accounting for 26% and 14% each. Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2019, with the customers accounting for 26% and 11% each. Two customers accounted for 26% of consolidated revenue, or $13.3 million, during the nine months ended September 30, 2020. One customer accounted for 14% of consolidated revenue, or $6.6 million, during the nine months ended September 30, 2019.
While we currently have no planned significant capital expenditures for the remainder of 2020 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 5 Acquisitions and Dispositions, we acquired a controlling interest in Napster on January 18, 2019, and, as part of the purchase, we paid initial cash consideration of $0.2 million in the first quarter of 2019. Subsequent to RealNetworks’ January 18, 2019 acquisition, Napster has continued to operate as an independent business with its own board of directors, strategy and leadership team.
On August 25, 2020, we entered into a transaction with MelodyVR to sell our controlling interest in Napster, and the transaction is expected to close in the fourth quarter of 2020. The transaction is valued at approximately $70 million as MelodyVR will assume approximately $44 million of Napster's payment obligations, primarily relating to music licensing, and MelodyVR will pay consideration of approximately $26.3 million to certain holders of debt and equity of Napster, comprised of $12.0 million in cash and approximately $11.3 million in the form of ordinary shares of MelodyVR and subject to a $3.0 million 18-month indemnity escrow. The shares of MelodyVR that RealNetworks receives may not be sold or transferred, except in limited circumstances, for a period of one year. At the time of closing, the consideration will be applied to the full repayment of the advance to Napster on the revolving line of credit, as discussed in Note 8 Debt, payment of Napster's transaction expenses, and payment of amounts payable to certain of Napster's common stockholders. The final value to RealNetworks from the transaction is subject to the allocation to recipients of cash and MelodyVR equity, the market value of MelodyVR equity, payment to the party from which a 42% equity interest was acquired in January 2019, transaction expenses, and the eventual payout of the indemnity escrow.
As of September 30, 2020, the estimated fair value of the contingent consideration, associated with the January 2019 purchase of the controlling interest in Napster, was $12.4 million. The fair value of the contingent consideration is included in RealNetworks' current liabilities in the consolidated balance sheet. Any future amounts RealNetworks pays for contingent consideration could vary materially from the estimated amounts we have accrued as of September 30, 2020.
In August 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Under the terms of the Agreement, which are further described in Note 8 Debt, the bank extended a two-year revolving line of credit not to exceed $10.0 million in the aggregate. As of September 30, 2020, $3.9 million had been drawn on the revolving line of credit. As discussed above, we expect to make a full repayment on this line of credit at the time of closing on the sale of our controlling interest in Napster to MelodyVR. Any future advances are expected to be used for working capital and general corporate purposes.
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
As of September 30, 2020, approximately $8.4 million of the $13.2 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks and Napster's notes payable and current debt. Certain of RealNetworks and Napster's borrowing arrangements have floating rate interest payments and thus have a degree of interest rate risk, if interest rates increase. Based on the outstanding notes payable and current debt as of September 30, 2020, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
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
We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. However, a hypothetical 10% increase or decrease in cash balances denominated in foreign currencies relative to the U.S. dollar would not result in a material impact on our financial position, results of operations or cash flows as of September 30, 2020.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 5 Acquisitions and Dispositions and Note 11 Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. We are unable to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal 2020 or beyond.
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
Given the ambitious and significant nature of our growth initiatives, there is substantial risk that we may be unsuccessful in implementing our plans in a timely manner, our cash reserves may be depleted or insufficient to fully implement our plans, our growth initiatives may not gain adequate momentum, or the combination of our growth initiatives and cost reductions may not prove to be profitable. Moreover, our acceptance of outside funding for any of our growth businesses, such as Scener's 2020 fundraising, exposes us to new risks and potential liabilities, including the obligation to repay funds raised through debt instruments or securities liability in the case of equity financings. Our business would suffer, and our operational and financial results would be negatively impacted to a significant degree in the event that any of our growth initiatives fail.
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
Our 84% equity interest in Napster, if the pending sale transaction does not close, could result in material negative implications to our financial condition and stock price.
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
On January 18, 2019, we acquired an additional 42% of the outstanding equity of Rhapsody International, Inc., which we refer to as Napster as noted above, from a third party in a distressed sale resulting in our ownership of an aggregate of 84% of Napster's outstanding stock. See Note 5 Acquisitions and Dispositions for additional information. We also now have the right to nominate directors constituting a majority of the Napster board of directors, however, Napster continues to operate as an independent business with its own board of directors, strategy, and leadership team. Napster's separate legal existence is further supported by each company's ongoing compliance with corporate formalities, the independent direction of Napster's activities, and the consistent treatment of each of RealNetworks and Napster as distinct organizations. Accordingly, although we have no legal or constructive obligation to fund Napster losses and it is our intention to have Napster continue to operate as an independent company, RealNetworks has in the past extended loans to Napster and may do so in the future.
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
As discussed in Note 5 Acquisitions and Dispositions, at the time of acquiring an additional interest in Napster, we recorded contingent consideration, which involves the application of judgments and estimates, including but not limited to, the estimation of expected future cash flows and related discount rates. Also due to the acquisition of the controlling interest in Napster, beginning with the first quarter of 2019, we consolidate Napster’s financial results into the RealNetworks financial statements. Accordingly, we must receive Napster’s quarterly financial statements and related information in a timely manner in order to prepare our quarterly and annual consolidated financial statements and disclosures in our quarterly reports on Form 10-Q and annual reports on Form 10-K. Any failure in receiving Napster's financial statements and related information in a timely and materially accurate manner could cause our reports to be filed in an untimely and/or inaccurate manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.

In August 2020, we announced that Napster had entered into an agreement to be acquired by a publicly traded company in the U.K., MelodyVR Group PLC. Although the transaction is expected to close in the fourth quarter of 2020, the closing is subject to specific and customary conditions that may fail to be met, in which case the risks described above would continue to exist. If the transaction closes, there is risk that the expected benefits of the transactions, including the expected proceeds to RealNetworks, are less favorable to us than anticipated.
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
The trading price for our common stock has been steadily declining. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us, our operating results may fluctuate or continue to decline from period to period, which may contribute to continued weakness or volatility of our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, again causing continued weakness and volatility in our stock price. Compounding these internal factors, external factors such as the significant recent instability in global financial markets caused in part by a global pandemic, are impacting our operating results and stock price, potentially driving our stock price to record lows.
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
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unanticipated, impact on our financial results. At the time of acquiring a controlling stake in Napster, we recorded goodwill and definite-lived intangibles that totaled $69.2 million. See Note 5 Acquisitions and Dispositions, for further information related to Napster. The total carrying value of our goodwill and definite-lived intangible assets, excluding Napster's intangible assets, which are recorded within discontinued operations, as of September 30, 2020 was $17.1 million.
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
Our unrestricted cash and cash equivalents balance at September 30, 2020 was $13.2 million, $8.4 million of which was held by our foreign subsidiaries, and our operating loss for the nine months ended September 30, 2020 was $10.5 million . As further discussed in Part II, Item 8, “Note 1—Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in our Form 10-K, due to our history of declining revenue and operating losses, as well as our near-term expectations of net negative cash flows from operating activities, compounded by the COVID-19 pandemic and severe impacts to global financial markets, management has concluded that substantial doubt is deemed to exist about the company’s ability to continue as a going concern through the next 12 months. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to improve cash flow by implementing some combination of the following: reduce operating expenses; improve working capital; defer certain obligations where we believe we have the legal basis to do so; draw upon our line of credit; sell businesses, product lines or assets; effectuate strategic alliances; efficiently repatriate cash; or obtain outside investment. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, inhibit our ability to obtain outside investment or strategic alliances.
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
In addition, through the operation of our SAFR product, we are subject to regulations and laws generally and specifically applicable to the provision of facial recognition technology. New laws and regulations are under discussion and those that exist are untested, thus we cannot guarantee that we have been or will be fully compliant in every jurisdiction. Moreover, the voluntary development of norms, standards, and best practices by companies providing facial recognition and similar technology could require modifications to our technology or practices that may be costly or incompatible with our financial model. Moreover, as we pursue sales of our SAFR product to governmental agencies, such as the Small Business Innovation Research, or SIBR, contracts with the U.S. Air Force that we announced in the second quarter, we may become subject to more extensive contracting rules and standards.
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
Our success depends substantially on the contributions and abilities of certain key personnel, and we cannot provide assurance that we will be able to retain them in the near term or recruit them in the future. We recently experienced an increase in executive-level turnover, as we have experienced in the past, which could impact our ability to retain key personnel. Also, qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is extremely intense, and we may incur significant costs to attract or retain them. Changes in immigration or other policies in the U.S. or other jurisdictions that make it more difficult to hire and retain key talent, or to assign individuals to any of our locations as needed to meet business needs, could adversely affect our ability to attract key talent or deploy individuals as needed, and thereby adversely affect our business and financial results. Further, repeated restructuring of our businesses and related cost-reduction efforts, as well as declines in our stock price, have caused instability in our workforce that makes it more difficult to retain and recruit key personnel. Given these factors, there can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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
For example, our January 18, 2019 acquisition of a controlling interest in Napster represents a significant acquisition for RealNetworks. We incurred significant transaction-related costs to effectuate the acquisition, which were recorded throughout fiscal year 2019 and in the first quarter of 2020. Furthermore, although Napster will continue to operate independently and its business will not be integrated into our businesses, we still face risks related to the acquisition such as the consolidation of Napster's financial results into our financial statements. Moreover, in August 2020 Napster entered into a definitive agreement to be acquired by a publicly traded company in the U.K. As an 84% stockholder of Napster, significant resources of ours, both in terms of personnel and transaction costs, were required and we expect further costs to be incurred in connection with the closing of the merger and post-closing accounting for the transaction.
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
Our January 2019 acquisition of a majority stake in Napster subjects our consolidated financial condition to new risks and uncertainties, even though Napster operates as an independent business with its own board of directors, strategy, and leadership team. These risks and uncertainties include the following:
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

REALNETWORKS, INC.

By:	/s/ Judd Lee
Judd Lee
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: November 4, 2020

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment agreement dated August 17, 2020 between RealNetworks, Inc. and Michael Ensing
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