Form 10-K
period 2020-12-31
REALNETWORKS INC
filed 2021-03-15
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $31 million on June 30, 2020, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 10% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 1, 2021 was 38,525,790.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2021 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2020.

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
•the effects of our past acquisitions, including our January 2019 acquisition of a controlling interest in Napster and subsequent sale of our entire Napster interest in December 2020, and expectations for future acquisitions and divestitures;
•plans, strategies and expected opportunities for future growth, increased profitability and innovation;
•our expected financial position, including liquidity, cash usage and conservation, and the availability of funding or other resources, and the potential for forgiveness of certain loans;
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
Overview
RealNetworks invented the streaming media category in 1995 and continues to build on its foundation of digital media expertise and innovation, creating a new generation of products and services to enhance and secure our daily lives. In recent years, we have increasingly focused on developing artificial intelligence (AI)-based products and services such as our Secure Accurate Facial Recognition (SAFR) computer vision platform and our Kontxt natural language processing-based message classification and analysis product. We provide our software and services to consumers, mobile carriers, device manufacturers, system integrators, and other businesses.
Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. For 25 years, RealNetworks has advanced the renowned RealPlayer, which has provided millions of people worldwide a powerful way to download, store, organize, and experience the rapidly expanding universe of digital media content, regardless of format. Our SAFR computer vision platform, a key investment initiative for us, enables new applications for security, convenience, and analytics, and is optimized for live video. Our consumer products feature GameHouse Original Stories, a unique IP portfolio of free-to-play mobile games. Our consumer products also include ringback tones, which we license to mobile operators, and our video compression and enhancement technology, which we primarily license to OEMs, including manufacturers of mobile devices, smart TVs, and set-top boxes. Our product line also includes Kontxt, our AI-based platform for categorizing Application to Person (A2P) messages to help messaging aggregators and mobile carriers provide a better customer experience, strengthen customer loyalty, and drive new revenue through text message management, classification and anti-spam.
The monetization, distribution, and licensing of our technology products and services are heavily dependent on contracts with third parties, such as mobile carriers, system integrators, and device manufacturers.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on the NASDAQ Stock Market under the symbol "RNWK."
In this Annual Report on Form 10-K ("10-K") for the year ended December 31, 2020, RealNetworks, Inc., together with its subsidiaries, is referred to as "RealNetworks," the "Company," "we," "us," or "our." "RealPlayer," "RMHD," "RealMedia," "GameHouse," "Kontxt," "SAFR" and other trademarks of ours appearing in this report are our property.
Segments
We report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. RealNetworks allocates to its Consumer Media, Mobile Services, and Games segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also can include restructuring charges and stock compensation expense.
As described in Note 4. Acquisitions and Dispositions, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) on January 18, 2019, which brought our ownership of Napster's outstanding stock to 84%, thus giving us a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidated Napster's financial results into our financial statements, where Napster was reported as a separate segment. In August 2020, we entered into a Support Agreement in connection with the execution by Napster of a definitive agreement pursuant to which Napster would become a wholly owned subsidiary of MelodyVR Group PLC. The transaction closed on December 30, 2020, resulting in our full disposition of our Napster stake. Effective on the execution of the Napster/MelodyVR merger agreement on August 25, 2020, Napster was treated as discontinued operations for accounting and disclosure purposes. As such, Napster's operating results for the years ended December 31, 2020 and 2019 and financial condition as of December 31, 2019 have been recast to conform to this presentation.
Consumer Media
In our Consumer Media segment, revenue is primarily derived from the licensing of our portfolio of video compression and enhancement technology, also known as codec technology. Codecs are an encoding and decoding technology designed to reduce the amount of bits required to stream or store media content, and modern codecs achieve significant savings in streaming bandwidth and storage costs. Our main codec products are RealMedia High Definition, which we refer to as RealMedia HD or RMHD, and RealMedia Variable Bitrate, or RMVB. Our codec technologies business is primarily focused on the Chinese market, where RMVB remains a prevalent, though declining format.
We continue to develop and innovate our video compression and enhancement technology to meet or exceed user demands for increasing compression efficiency and visual quality. We license our codec technology to a variety of electronic equipment, microchip, and integrated circuit manufacturers who embed our codec in their products, including mobile devices, laptops, smart TVs and other devices. To ensure a robust ecosystem for our codec technologies, we also promote the use of our codec technology to producers of media content and users of RealPlayer, thus encouraging the widespread adoption by device manufacturers.
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
Mobile Services
Mobile Services consists of the various digital media services we provide to mobile and online service providers as software as a service (SaaS) offerings. In recent years, we have increasingly focused on AI-based products and services such as SAFR and Kontxt.
Included in our SaaS offerings are our messaging products, which include our Metcalfe intercarrier messaging service; Kontxt, our AI-based text message management, anti-spam, and classification product; and our ringback tone service. We provide these services to a large number of mobile carriers around the world, although a significant portion of our revenue for this segment results from contracts with a few mobile carriers and one service partner. We also offer business intelligence, subscriber management and billing for the carriers who make our offerings available to their customers. Also included in this segment is our computer vision platform, SAFR (Secure Accurate Facial Recognition) and our RealTimes platform.
Our Metcalfe intercarrier messaging platform enables operators to send and receive SMS messages worldwide between networks and service providers, regardless of network technology, typically processing billions of SMS messages per day between users on hundreds of different networks. A portion of the revenue we earn from our intercarrier messaging service is based on a revenue-sharing arrangement with one service partner. Our next-generation AI-based mobile messaging platform, Kontxt, evaluates message streams sent from an application to a person (A2P) and classifies those messages into various categories allowing network operators and other service providers to create policies for prioritization and delivery of messages and blocking spam and fraudulent messages, resulting in more efficient text message delivery.
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
Our computer vision platform, SAFR, detects faces and other types of objects by leveraging AI-based machine learning. We continue to invest in and build industry partnerships for SAFR, typically licensing it to technology partners and system integrators through third-party resellers and directly to end customers. Our SAFR platform is a key investment initiative for us.
Games
Our Games segment is focused on the development, publishing, and distribution of casual games, which are offered via mobile devices, digital downloads, and subscription play. Casual games typically have simple graphics, rules and controls, are quick to learn, and often include time-management, board, card, puzzle, word and hidden-object games. Our primary focus is our free-to-play mobile games, most notably our Delicious Bed and Breakfast and our Delicious World games. These free-to-play games generate revenue from player purchases of in-game goods and from advertising displayed to consumers during play.
Our mobile games are digitally distributed through third-party application storefronts, such as the Apple App Store and Google Play, and are principally offered in North America, Europe and Latin America. Historically, we have also offered premium games that we typically introduce to consumers upon release on a free-trial basis. After reaching a certain level of game play, consumers then have the option of purchasing the full game. Although games previously offered for individual purchase will continue to be available, during 2019, we began to shift our strategy to free-to-play games and away from premium mobile games.
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
See Note 18. Segment Information, in this 10-K for additional details on our segments and geographic concentrations.
Customers
Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Europe and Asia, were 36% and 40% of our revenue during the years ended December 31, 2020 and 2019, respectively. See Note 18. Segment Information, for details on geographic concentrations, and see Note 6. Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
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
Our Mobile Services sales, marketing and business development teams works closely with many of our enterprise, infrastructure, wireless, broadband, media and governmental customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with the product and marketing divisions of our customers, we tailor our SaaS offerings to their strategic needs and the needs of their subscribers.
In our Games business, we market directly from our GameHouse and Zylom websites and through third-party distribution channels, such as application storefronts, search engines, online portals, and content publishers.

Customer Support
Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase and use our consumer software products and services can get assistance primarily via the Internet or email, depending on the product or service. For some of our consumer products, we contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include online support services and on-site support personnel covering technical and business-related support topics.
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
In our Mobile Services segment, our SaaS business competes with a large and diverse number of domestic and international companies, and each of our SaaS offerings tends to face competitors specific to that product or service. Our SaaS business continues to experience significant competitive pricing pressure from carriers and the proliferation of smartphone applications and services, some of which do not depend on our carrier customers for distribution to consumers. Many of our SaaS services require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. Our ability to enhance services with new features as the digital entertainment market evolves is critical to our competitive position, as is our knowledge of the consumer environment to which these services are targeted. Also within our Mobile Services segment, our computer vision SAFR platform competes with a wide variety of companies, including small startups and well established, heavily resourced global companies. These competitors continue to develop technologies and launch products in the artificial intelligence and facial recognition markets.
Our Games business competes with a variety of distributors and publishers of casual games for PC and mobile platforms. Our in-house game development studios compete with other developers and publishers of mobile games based on our ability to create high quality games that resonate with consumers, and our ability to secure broad distribution.
Intellectual Property
We maintain patents in the U.S. and other jurisdictions relating to various aspects of our technology. We regularly analyze our patent portfolio and prepare additional patent applications on current and anticipated features of our technology, or sell or abandon patents or applications that are no longer relevant or valuable to our operations.
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
Human Capital
Recognizing that our employees are the company’s most meaningful asset, RealNetworks is committed to employing great people, treating each other with respect, and strictly adhering to the highest ethical and legal principles in its business activities. Each of our business units – Mobile Services, Consumer Media, and Games – have unique brands and products tied together by a workforce that is focused on excellence and on providing industry-leading technologies, applications, and products. This structure strongly informs our corporate culture: We strive to run a lean, agile organization that prioritizes innovation in all facets of our work.
Guiding Management Principles
Part of the fabric of the organization and key to the operation of a performance-based environment are our management principles including commitment to innovation, delivering results, raising the bar in all facets of our work, being inclusive and respectful, being great teammates for each other, and embracing the journey by working hard and celebrating our successes. We consider our workforce a significant competitive advantage and actively seek opportunities to reinforce behaviors that exemplify our management principles. We celebrate employees whose work and actions reflect and embody our management principles with company-wide acknowledgment and awards.
Respectful and Safe Workplace
We want RealNetworks to be a workplace that is open, respectful and safe. RealNetworks encourages and expects the individual actions of its employees at all levels to be consistent with our commitment to a respectful workplace including annual reconfirmation of individual employees’ adherence to our Global Code of Conduct and Ethics. RealNetworks has been and will continue to be fully committed to providing a work environment free from unlawful discrimination or harassment. Our global policies include prohibition of harassment, threatened or actual workplace violence, or any conduct that undermines an employee’s integrity or creates an intimidating, hostile or offensive work environment even if it does not rise to the level of illegal harassment under the law.
RealNetworks is committed to providing a safe and healthy work environment for all employees in compliance with occupational health, safety, and environmental laws. To accomplish this, RealNetworks and its employees adhere to work practices that will prevent accidents, injuries, and illnesses. We consider safety and health issues to be the responsibility of every employee of RealNetworks and we strive to maintain a preventative and cooperative attitude relating to safety issues.

We have had a heightened focus on the safety of our employees and their families during the COVID-19 pandemic. In early March 2020, we quickly pivoted to a predominantly remote workforce and restricted employee travel. We have since followed guidance from local health experts to ensure our staff across the globe remain safe. We helped our employees with home office set up and added new system applications to foster virtual collaboration. We have also implemented mitigation practices in all offices to ensure employees are safe when on-site. We will continue to prioritize the well-being of our employees as the pandemic continues.
Compensation and Benefits
We operate in a highly competitive, global, and technologically challenging environment. We provide competitive compensation and benefits programs for our employees. In addition to market competitive salaries, we offer additional compensation in the forms of bonuses and stock, which will vary based on job level and location.
Our U.S. benefit programs include a 401(k) plan with employer matching, medical, dental and vision insurance, health savings and flexible spending accounts, group and voluntary life and disability insurance, business/travel and accident coverage, subsidized transit programs, paid time off, paid family leave including bonding time for new parents, financial literacy programs, and employee assistance programs. Our benefit programs in our international locations are tailored to local practices and compliant with local labor laws.
Talent Acquisition and Retention
RealNetworks strives to attract and retain a highly skilled, highly talented, and diverse work force. We recognize that we operate in a highly competitive, globally diverse marketplace when it comes to finding top talent. As a result, talent acquisition and the retention of employees continue to be a priority initiative for RealNetworks, and the Company complies with all applicable local, state, federal, and international laws governing nondiscrimination in employment in every location in which RealNetworks operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.
In 2020, we implemented an Affirmative Action Plan, or AAP, as required by our new U.S. government contractor status. As part of our AAP, we will conduct annual internal reporting and auditing to ensure we are providing equal employment and pay opportunities for all applicants and existing employees. Equally important, we hope that this regular focus on the diversity of our U.S. workforce will make for a more dynamic culture and inclusive workplace.
RealNetworks maintains a global, ongoing performance review program, and encourages mentoring, stretch assignments, and other opportunities for internal career and occupational growth. Our median employee tenure is just over 5 years. We have a long-demonstrated history of employee advancement and promotion from within the organization. We also provide a variety of tools and methods for employees to provide feedback to managers and company leadership including global and local town hall forums, employee surveys, performance review discussions, and anonymous reporting tools.
Corporate Giving
RealNetworks has a strong history of giving back to the community. In 2000, the Company created the RealNetworks Foundation, which in recent years has generally made two annual grants to multiple charities, totaling about $1 million in annual charitable grants. The Foundation also makes ad hoc, emergency grants when deemed needed to support an urgent issue in the community. In 2020, our Foundation donated $500,000 to charities supporting racial justice and $500,000 to charities supporting COVID-19 relief. In addition, the Foundation's matching program supports the dollars and time that RealNetworks employees devote to eligible 501(c)(3) nonprofits.
RealNetworks also regularly supports participation by employees in activities of service to our local communities, including Day of Caring, local food drives and holiday toy and gift donations.
Employees
At December 31, 2020, we had approximately 325 employees, of which 101 were based in the Americas, 59 were based in Asia, and 165 were based in Europe. The number of our employees represented by unions is not significant.
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
Risks Related to the COVID-19 Pandemic
Our operating plans and financial condition have been adversely affected by the various impacts of the COVID-19 pandemic, and we expect to experience continued adverse effects in future periods in connection with the ongoing public health and safety, governmental, and economic implications.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout 2020, across the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus initially caused significant turmoil to the global economy and financial markets. To address the public health and safety concerns, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter of 2020. We also reduced expenditures during the year in an effort to efficiently manage our businesses in the restricted and uncertain climate, although we continue to face risk related to fixed facilities costs given the uncertain post-pandemic future of the use of physical office space. In addition, the initial turmoil in financial markets contributed to significant downward pressure on our stock price early in the pandemic. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, and reactions thereto, continue to evolve.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. We are unable to fully predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for fiscal 2021 or beyond.
Risks Related to our Strategy
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives, several of which have been unsuccessful over recent years, have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the potential impact of macroeconomic pressures and global pandemics. In particular, we expect that progress with our growth initiatives will be negatively impacted by various reactions to the global outbreak of the coronavirus that causes COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.
Given the ambitious and significant nature of our growth initiatives, there is substantial risk that we may be unsuccessful in implementing our plans in a timely manner, our cash reserves may be depleted or insufficient to fully implement our plans, our growth initiatives may not gain adequate momentum, or the combination of our growth initiatives and cost reductions may not prove to be profitable. Moreover, our acceptance of outside funding for any of our growth businesses, such as Scener's 2020 fundraising, exposes us to new risks and potential liabilities, including possible payment obligations and securities liability. Our business would suffer, and our operational results and financial outlook would be negatively impacted to a significant degree in the event that any of our growth initiatives fail.

In August 2019, RealNetworks and Napster entered into a loan agreement with a third-party financial institution. Following the December 2020 sale of Napster to MelodyVR, the loan agreement was amended to remove Napster as a co-borrower and, among other modifications, to reduce the amount available under the revolving line of credit to a maximum of $6.5 million. The loan agreement, as amended, matures August 1, 2022 and contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining an unrestricted cash balance of $1.5 million. We have not had a debt facility in our recent past, therefore the entry into this facility has introduced new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit.
In April 2020, following an assessment of eligibility and upon approval by our Board of Directors, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. In May 2020, Napster, then-majority owned by RealNetworks though it maintained distinct legal status and control, issued its own promissory note in the principal amount of $1.7 million pursuant to the PPP. On April 23, 2020, the Small Business Administration issued new guidance that introduced some uncertainty as to whether a public company with substantial market value and access to capital markets would qualify for participation in the PPP. Subsequently, on April 28, 2020 the Secretary of the Treasury and Small Business Administration announced that the government would review all PPP loans of more than $2 million for which the borrower applied for forgiveness. While we believe that RealNetworks and Napster fully qualified for the loans, should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. RealNetworks applied for forgiveness of its PPP loan in January 2021; Napster applied for forgiveness of its PPP loan in December 2020. If an audit were to be conducted and an adverse finding received, all or a portion of the PPP loan could be required to be returned, which would reduce our liquidity and potentially result in fines and penalties.
The inability to obtain additional debt, whether through draws on our current line of credit or through a new debt facility, or the raising of funds through other means, could negatively impact our liquidity and ability to invest in our growth initiatives, or cause us to consider funding that would impact our governance structure. The occurrence of these or any of the risks described above would impair our financial results and stock price.
We need to successfully monetize our new products and services in order to sustain and grow our businesses, and manage our cash resources.
In order to sustain our current level of business and to implement our growth initiatives, we must successfully monetize our new products and services, including through existing and new relationships with distribution partners, establishing new sales channels, and managing new supply chains. Our digital media products and services must be attractive and useful to distribution partners and end users. The successful acceptance and monetization of these products and services, therefore, is subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, the rapid pace of change in the market, the effectiveness of our distribution channels, and significant global crises. Any failure by us to timely and accurately anticipate consumers’ changing needs and preferences, emerging technological trends and data privacy norms, or changes in the competitive or regulatory landscape for our products and services could result in a failure to monetize our new products or the loss of market opportunities, both of which we have experienced at various times in our past.
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

Our digital media products and services, including legacy and products/services central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, deeper and more expansive market penetration, more employees, and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features that we currently develop and market or seek to develop and market. In attempting to compete with any or all of these competitors, we may experience, as we have in the past, some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
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
Our Consumer Media technologies for media playback and production (RealPlayer, RealMedia VB and RealMedia HD) compete with alternative media playback technologies and audio and video content formats that have obtained broad market penetration. RealMedia VB and RealMedia HD are codecs, technology that enables compression and decompression of the media content in a (usually proprietary) format. We license our codec technology primarily to computer, smartphone and other mobile device manufacturers, and also to other partners that can support our efforts to build a strong ecosystem, like content providers and integrated circuit developers. To compete effectively, codec technologies must appeal to, and be adopted for use by, a wide range of parties: producers and providers of media content, consumers of media content, and device manufacturers who pre-load codec technologies onto their devices. Our ability to sustain or grow this business, which has recently experienced downward pressure, is dependent on the successful promotion and adoption of our codec technologies to a wide and diverse target market, which is a complex and highly uncertain undertaking. If we are unable to compete successfully, our Consumer Media business could decline as it has in the recent past or on a more accelerated basis.
The market for our Mobile Services business is highly competitive and continues to rapidly evolve. Our SaaS services face competition from a proliferation of applications and services, many of which carriers can deploy or offer to their subscribers, or which consumers can acquire independently of their carrier. We expect pricing pressure in this business to continue to materially impact our operating results in this business. Our Mobile Services growth initiatives compete with a wide variety of companies, as small startups and well established, heavily resourced global companies race to develop AI-based technologies and launch products in the computer vision market. The success of these initiatives is highly dependent on our ability to differentiate our product offering within this highly competitive environment.
The branded services in our Games business compete with other developers, aggregators and distributors of mobile, online, and downloadable games. Our competitors vary in size and capabilities, some of which have high volume distribution channels and greater financial resources than we do; while others may be smaller and more able to quickly or efficiently adjust to market conditions. We also face significant price competition in the casual games market, as our competitors increasingly focus on free-to-play games or reduce prices more aggressively. We expect competition to continue to intensify in this market. Our games development studios compete primarily with other developers of mobile, online, and downloadable games, and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including mobile, in order to maintain our competitive position and to grow the business. Moreover, continued growth in our Games business is in part dependent on the availability of funds to invest in marketing, which availability cannot be assured.
Risks Related to our Operations
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
In addition, although our contracts with third parties are typically for a fixed duration, they could be terminated early; and they may be renegotiated on less favorable terms or may not be renewed at all by the other party. We must, therefore, seek additional contracts with third parties on an ongoing basis to sustain and grow our business. We expect to face continuing and increased competition for the technology products and services we provide, and there is no assurance that the parties with which we currently have contracts will continue or extend current contracts on the same or more favorable terms, or that we will obtain alternative or additional contracts for our technology products and services. As we have experienced over the past several years relating to our technology sales in China, the further loss of existing contracts, the failure to enter new contracts, or the deterioration of customer creditworthiness or the terms in our contracts with third parties could continue to materially harm our operating results, financial condition, and cash flow.
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
In our Games segment, we rely on third-party platforms to distribute our games and collect revenue from players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short notice or without notice. If our platform providers do not perform their obligations in accordance with our platform agreements, our operations and financial condition could be adversely impacted. Moreover, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple's upcoming iOS update is expected to require app users to affirmatively opt in for their IDFA to be accessed by an app. In the likely event that a significant percentage of players decline to opt in, our ability to run effective user acquisition campaigns may be challenged potentially causing our spending to increase, and our advertising revenue may decline, thus harming our financial results.
Our operating results are difficult to predict and may fluctuate, which may contribute to weakness or volatility in our stock price.
The trading price for our common stock has been in steady decline for many years, though, particularly more recently, has also been vulnerable to significant volatility caused by general market conditions or unusual stock-specific trading activity. There can be no assurance that our common stock will not experience additional, and potentially more significant, volatility in the future caused by unpredictable external factors. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us, our operating results may fluctuate or decline from period to period, which may contribute to weakness or volatility in our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, again causing weakness and volatility in our stock price. Compounding these internal factors are external factors, such as the significant instability in global financial markets experienced over the past year, that will impact our operating results and stock price, potentially driving our stock price to record lows as occurred in 2020 or to significant activity levels as occurred in early 2021.
The difficulty in forecasting our operating results may also cause over or under investment in certain growth initiatives, as such investment is often planned based on expected financial results, thus causing more severe fluctuations in operating results and, likely, further volatility in our stock price.
Further, because our common stock is listed on the Nasdaq Global Market, we must meet Nasdaq's continued listing requirements, in particular, financial requirements that include maintaining a minimum bid price of at least $1.00. In April 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Global Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period from March 11, 2020 to April 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. In June 2020, we received a second letter from Nasdaq Staff indicating that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) based on its determination that the closing bid price of our common stock had been at $1.00 per share or greater for the 10 business days from May 15 to May 29, 2020. Although we are currently in compliance with all applicable continued listing requirements and have received no contradictory notification from Nasdaq, our stock price could again fall below the $1.00 minimum as a result of valuation pressure, stock-specific trading activity or general declines in the stock market. We regularly monitor our compliance with Nasdaq's continued listing requirements, and, as necessary, our Board will consider the implementation of various measures intended to support continued compliance.
Any impairment to our goodwill, definite-lived, and right-of-use operating lease assets could result in a material charge to our earnings.
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived and operating lease assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unanticipated, impact on our financial results.
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
Our success depends substantially on the contributions and abilities of certain key personnel, and we cannot provide assurance that we will be able to retain them in the near term or recruit them in the future. In 2020, we experienced a significant level of executive turnover, as we have experienced in the past and could experience in the future, which could impact our ability to retain key personnel. Also, qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is extremely intense, and we may incur significant costs to attract or retain them. Changes in immigration or other policies in the U.S. or other jurisdictions that make it more difficult to hire and retain key talent, or to assign individuals to any of our locations as needed to meet business needs, could adversely affect our ability to attract key talent or deploy individuals as needed, and thereby adversely affect our business and financial results. Further, repeated restructuring of our businesses and related cost-reduction efforts, as well as declines and volatility in our stock price, have caused instability in our workforce that makes it more difficult to retain and recruit key personnel. Given these factors, there can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.
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
For example, our January 18, 2019 acquisition of a controlling interest in Napster represented a significant acquisition for RealNetworks. To effectuate the acquisition and incorporate Napster's financial results into our financial statements, we incurred significant transaction-related costs throughout fiscal year 2019 and early in 2020. Moreover, the 2020 sale of our Napster stake in connection with the merger of Napster and MelodyVR resulted in further significant transaction-related expenses, certain ongoing indemnification obligations, and the payment of a portion of proceeds to a third party.
Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and incurring charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a material negative impact on our future operating results. In compliance with GAAP, we evaluate these assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that our goodwill or definite-lived assets may not be recoverable, include reduced future revenue and cash flow estimates due to changes in our forecasts, and unfavorable changes to valuation multiples and discount rates due to changes in the market. If we were to conclude that any of these assets were impaired, we would have to recognize an impairment charge that could materially impact our financial results.
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
Risks Related to Regulations and Other External Factors
Government regulation of the Internet, facial recognition technology, artificial intelligence and other related technologies is evolving, and unfavorable developments could have an adverse effect on our operating results.
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
In addition, through the operation of our SAFR product, we are subject to regulations and laws generally and specifically applicable to the provision of facial recognition technology. New laws and regulations are under discussion and those that exist are untested, thus we cannot guarantee that we have been or will be fully compliant in every jurisdiction. Moreover, the voluntary development of norms, standards, and best practices by companies providing facial recognition and similar technology could require modifications to our technology or practices that may be costly or incompatible with our financial model. Moreover, as we pursue further sales of our SAFR product to governmental agencies, such as the Small Business Innovation Research (SBIR) contracts with the U.S. Air Force in 2020, we may become subject to more extensive contracting rules and standards.
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
•difficulty in repatriating funds, whether as a result of tax laws or otherwise;
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
Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, cultural differences, local economic conditions, outbreak of diseases, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is typically the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates may result in lower reported revenue or net assets in future periods. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed. As another example, the COVID-19 pandemic has resulted in travel and work restrictions globally, and may further disrupt our ability to produce and sell products. We continue to monitor the impacts of the pandemic to our business, as well as rapidly evolving expectations regarding its severity and duration. We are unable to predict the full effects of this pandemic on our operations and financial results.
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
We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, and the acquisition method of accounting and its related estimated fair value amounts. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm and/or materially impact our operating results and/or financial condition. Changes to existing accounting rules or to our judgments and estimates underlying those rules could materially impact our reported operating results and financial condition.
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
Risks Related to our Governance and Capital Structure
Our Chairman of the Board and Chief Executive Officer beneficially owns 38.5% of our common stock, which gives him significant control over certain major decisions on which our shareholders may vote or which may discourage an acquisition of us.
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
We adopted a shareholder rights plan in December 1998, which was amended and restated in December 2008, amended in April 2016 and February 2018, and again amended and restated in November 2018. The plan provides that shares of our common stock have associated preferred stock purchase rights, the exercise of which would make the acquisition of RealNetworks by a third party more expensive to that party, having the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.
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

(1)This facility is utilized only by headquarters. We have reduced our use of the facility by 63%. The space which we no longer occupy as of December 31, 2020 is currently under sublease for all or a portion of the remaining lease term.
(2)This facility is utilized only by our Games segment.
In addition, we lease smaller facilities in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We believe that our properties are in good condition, adequate and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 15. Leases, in this 10-K.

Item 3.	Legal Proceedings
See Note 16. Commitments and Contingencies in this 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The NASDAQ Stock Market under the symbol RNWK.
As of January 29, 2021, there were approximately 162 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
The declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. No cash dividends were paid in 2020 or 2019.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
RealNetworks invented the streaming media category in 1995 and continues to build on its foundation of digital media expertise and innovation, creating a new generation of products and services to enhance and secure our daily lives. We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media (2) Mobile Services, and (3) Games.
Within our Consumer Media segment, revenue is derived from the software licensing of our video compression and enhancement, or codec, technologies, including primarily from our prior-generation codec RealMedia Variable Bitrate, or RMVB, as well as our newer codec technology, RealMedia High Definition, or RMHD. We also generate revenue from the sale of our PC-based RealPlayer products, including RealPlayer Plus and related products. These products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
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
RealNetworks allocates to its Consumer Media, Mobile Services, and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including, but not limited to, a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also can include restructuring charges and stock compensation expense.
As described in Note 4, Acquisitions and Dispositions, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) on January 18, 2019 bringing our ownership of Napster's outstanding stock to 84%, thus giving us a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidated Napster's financial results into our financial statements, where Napster was reported as a separate segment. RealNetworks entered into a Support Agreement dated August 25, 2020 by and among its 84%-owned subsidiary, Napster, and MelodyVR Group PLC, referred to as MelodyVR, an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger, or Merger Agreement, by and among Napster, MelodyVR, and a wholly owned subsidiary of MelodyVR that effectuated the merger. The Merger Agreement called for the merger of MelodyVR's merger sub with and into Napster, with Napster surviving and becoming a wholly owned subsidiary of MelodyVR. Other than as Securityholder Representative, RealNetworks is not a party to the Merger Agreement.
The transaction closed on December 30, 2020 at which time MelodyVR assumed Napster's assets and liabilities, primarily relating to music licensing. MelodyVR paid consideration of approximately $26 million to certain holders of debt and equity of Napster, comprised of $12 million in cash, shares of MelodyVR, and a $3 million 18-month indemnity escrow. The shares of MelodyVR that RealNetworks received may not be sold or transferred, except in limited circumstances, for a period of one year. Certain proceeds from the transaction were used to fully repay the advance to Napster on the revolving line of credit, as discussed in Note 9. Debt, pay Napster's transaction expenses, and pay amounts to certain of Napster's common stockholders. The final value to RealNetworks from the transaction is subject to the eventual payout of the indemnity escrow.
Effective on the execution of the Agreement and Plan of Merger on August 25, 2020, Napster was treated as discontinued operations for accounting and disclosure purposes. As such, Napster's operating results for the years ended December 31, 2020 and 2019 and financial condition as of December 31, 2019 have been recast to conform to this presentation. Upon the close of the transaction, a gain on sale of approximately $1.9 million was recognized in discontinued operations.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our business in a fundamentally different way.
As the pandemic and containment measures generally evolved throughout 2020, we have had to reevaluate our operating plans, resulting in some significant pivots for our growth initiatives. Moreover, as we continue to operate our business as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to predict the impacts that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows for fiscal 2021, due to the numerous uncertainties, including the duration and severity of the pandemic and containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of December 31, 2020, we had $23.9 million in unrestricted cash and cash equivalents compared to $8.5 million as of December 31, 2019. The 2020 increase in cash and cash equivalents from December 31, 2019 was primarily due to $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock and proceeds from a promissory note issued in the second quarter of 2020 pursuant to the Payment Protection Program (PPP) of the CARES Act, with RealNetworks receiving $2.9 million. A subsidiary of RealNetworks, Scener, also received $2.1 million in the third quarter of 2020, in return for issuing SAFE Notes, as described in Note 5. Fair Value Measurements. During the fourth quarter of 2020, we received cash proceeds from the sale of Napster as described in Note 4. Acquisitions and Dispositions. The increase was partially offset by funds used in our operations, which totaled $8.1 million.
The following discussion reflects RealNetworks' results from continuing operations. Consolidated results of operations were as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Total revenue	$68,062	$65,802	$2,260	3%
Cost of revenue	16,465	17,226	(761)	(4)%
Gross profit	51,597	48,576	3,021	6%
Gross margin	76%	74%	2%
Total operating expenses	56,621	75,640	(19,019)	(25)%
Operating loss	$(5,024)	$(27,064)	$22,040	81%

2020 compared with 2019

In 2020, our consolidated revenue increased by $2.3 million, or 3%. The increase in revenue was primarily due to increases in our Games segment of $3.1 million, which was partially offset by decreases of $0.6 million in Consumer Media revenue and $0.3 million in Mobile Services revenue. See below for further information regarding fluctuations by segment. Gross margin increased to 76% from 74% due to the combination of higher revenues and cost reduction efforts.
Operating expenses decreased by $19.0 million in 2020 compared with 2019 primarily due to reductions to the contingent consideration liability of $9.6 million, lower salaries and other people related expenses of $7.2 million, decreased professional fees of $1.1 million, and lower facility costs of $0.9 million. See Note 5. Fair Value Measurements for additional information on the change in the contingent consideration liability.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Total revenue	$12,581	$13,170	$(589)	(4)%
Cost of revenue	2,273	3,031	(758)	(25)%
Gross profit	10,308	10,139	169	2%
Gross margin	82%	77%	5%
Total operating expenses	8,889	11,186	(2,297)	(21)%
Operating income (loss)	$1,419	$(1,047)	$2,466	NM
Total Consumer Media revenue decreased by $0.6 million, or 4% as compared to the prior year, due to decreased software license revenues of $0.6 million and decreased subscription services of $0.6 million, partially offset by increased product sales of $0.5 million from RealPlayer Plus. Advertising and other revenue increased $0.1 million when compared to the prior year due to the non-recurring recognition of previously deferred third-party software product distribution revenue in the amount of $0.6 million, which was largely offset by lower advertising revenue.
Software License
For our software license revenues, the $0.6 million decrease was primarily due to the recognition of revenue on a contract that was effectuated and fully recognized for $1.0 million in 2019. Also contributing to the decrease was the timing of shipments and payments for approximately $0.9 million in 2019. These decreases were partially offset by renewals from existing customers in 2020. The bulk of these licenses for our codec technology are with companies based in China and, in the near term, it is possible we may see continued pressure on pricing and renewals, and potential further declines in sales.
Subscription Services
For our subscription services revenues, the decrease of $0.6 million was primarily due to further declines in our legacy subscription products, which we expect to continue.
Cost of revenue decreased by $0.8 million, or 25%. This was primarily due to reductions in salaries and other people related expenses of $0.7 million.
Operating expenses decreased by $2.3 million, or 21%, compared to the prior year, primarily due to lower salaries and benefits, from headcount reductions, of $1.9 million as well as lower infrastructure costs of $0.5 million.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Total revenue	$26,889	$27,143	$(254)	(1)%
Cost of revenue	6,725	7,500	(775)	(10)%
Gross profit	20,164	19,643	521	3%
Gross margin	75%	72%	3%
Total operating expenses	24,787	29,340	(4,553)	(16)%
Operating loss	$(4,623)	$(9,697)	$5,074	52%
Mobile Services revenue declined by $0.3 million, or 1%, and was primarily driven by a decrease of $2.2 million in subscription services revenue, offset by an increase of $2.0 million in software license revenue.
Software license
For our software license revenues, the $2.0 million increase was primarily the result of revenue from sales of our SAFR product, with a $1.9 million increase over the prior year.
Subscription service
For our subscription services, the $2.2 million decrease was driven by fewer subscribers to our ringback tones resulting in a decrease in revenue of $2.7 million. These decreases were offset by an increase in revenue from our intercarrier messaging platform business of $0.4 million.

Cost of revenue decreased by $0.8 million or 10% as compared to the prior year, due primarily to reductions in salaries and benefits of $0.6 million related to headcount reductions.
Operating expenses decreased by $4.6 million or 16% primarily due to decreased salaries, benefits and other people related costs of $2.8 million, lower marketing costs of $1.4 million, and lower infrastructure costs of $0.7 million.

Games
Games segment results of operations were as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Total revenue	$28,592	$25,489	$3,103	12%
Cost of revenue	7,451	6,975	476	7%
Gross profit	21,141	18,514	2,627	14%
Gross margin	74%	73%	1%
Total operating expenses	19,936	20,220	(284)	(1)%
Operating income (loss)	$1,205	$(1,706)	$2,911	NM
Games revenue increased by $3.1 million, or 12% as compared to the prior year primarily due to increases of $4.4 million in product sales revenues and other revenues, partially offset by a decrease of $1.3 million in subscription services revenues, described more fully below. Our Games segment has shifted its focus toward free-to-play games that offer in-game purchases of virtual goods, the revenue from which is included within product sales, and away from premium mobile games that require a one-time purchase or subscription.
Subscription Services
Our subscription sales decreased $1.3 million as a result of lower subscribers in 2020 as compared to 2019.
Product sales
Our product sales increased $4.1 million as a result of higher in-game purchases of $6.5 million compared to the prior-year period, offset by lower sales of games of $2.4 million as we have shifted toward free-to-play games that offer in-game purchases of virtual goods and away from premium mobile games that require a one-time purchase.
Advertising and other
Our advertising and other revenues increased $0.4 million as compared to the prior-year period primarily as a result of offering more in-game advertising within our free-to-play games, partially offset by decreases in advertising revenue from premium mobile games.
Cost of revenue increased by $0.5 million, or 7%, due to higher app store fees of $1.0 million, partially offset by lower publisher license and service royalties.
Operating expenses decreased by $0.3 million, primarily due to lower salaries and other people related costs of $1.0 million, professional services fees and development costs of $1.0 million and infrastructure expenses of $0.2 million, partially offset by higher marketing fees of $1.9 million.
Corporate
Corporate segment results of operations were as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Cost of revenue	$16	$(280)	$296	NM
Total operating expenses	3,009	14,894	(11,885)	(80)%
Operating income (loss)	$(3,025)	$(14,614)	$11,589	79%
Operating expenses decreased by $11.9 million, or 80%. The decrease was primarily due to lower salaries and other people related costs of $1.6 million and lower professional service fees of $0.6 million. The overall decrease was also impacted by $9.6 million related to the change in fair value of the contingent consideration liability. See Note 5. Fair Value Measurements for additional information.

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

	2020	2019	2020-2019 Change	% Change
Research and development	$24,319	$27,850	$(3,531)	(13)%
Sales and marketing	21,042	23,016	(1,974)	(9)%
General and administrative	17,331	21,820	(4,489)	(21)%
Fair value adjustments to contingent consideration liability	(8,600)	1,000	(9,600)	NM
Restructuring and other charges	2,529	1,954	575	29%
Total consolidated operating expenses	$56,621	$75,640	$(19,019)	(25)%
Research and development expenses decreased by $3.5 million, or 13%, in the year ended 2020 as compared to 2019 primarily due to a decrease in salaries and other people related costs of $2.0 million, lower professional service fees and development costs of $1.2 million and lower infrastructure costs of $0.4 million.
Sales and marketing expenses decreased by $2.0 million, or 9%, in the year ended 2020, compared with 2019. The decrease was primarily due to a decrease in salaries and other people related costs of $2.9 million. The decrease was partially offset by higher marketing and professional fees of $0.8 million.
General and administrative expenses decreased by $4.5 million, or 21%, in the year ended 2020, compared with 2019. The decrease was primarily due to lower salaries and other people related costs of $2.4 million, lower professional fees of $1.1 million and lower facility expenses of $0.8 million.
The fair value adjustments to the contingent consideration liability changed by $9.6 million in the year ended 2020, compared with 2019. See Note 5. Fair Value Measurements for additional information.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and our ongoing expense re-alignment efforts. For additional details on these charges, see Note 10. Restructuring and Other Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2020	2019	2020-2019 Change	% Change
Interest expense	$(20)	$—	$(20)	NM
Interest income	38	98	(60)	(61)%
Gain on equity and other investments, net	111	12,338	(12,227)	(99)%
Other income (expense), net	(164)	102	(266)	NM
Total other income (expense), net	$(35)	$12,538	$(12,573)	NM
Interest expense relates to RealNetworks long-term debt, as described in detail in Note 9. Debt.
Gain on equity and other investments, net for the year ended December 31, 2020 includes unrealized gains on equity securities of $0.7 million, partially offset by net losses in equity investments of $0.6 million. Gain on equity and other investments, net for the year ended December 31, 2019 includes $12.3 million related to RealNetworks' gain on consolidation of Napster, as described in more detail in Note 4. Acquisitions and Dispositions.
The fluctuation in Other income (expense), net primarily relates to foreign exchange gains and losses.
Income Taxes
During the years ended December 31, 2020 and 2019, we recognized income tax expense from continuing operations of $0.1 million and $0.7 million, respectively, related to U.S. and foreign income taxes.
In general, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations. However, an exception to the general rule is provided in Topic 740 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including discontinued operations, in the current year. Pursuant to Topic 740, the gain from discontinued operations was considered in determining the $0.1 million tax expense allocated to the loss from continuing operations.
The income tax expense from continuing operations for the year ended December 31, 2020 and 2019 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $128.3 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2020. The net decrease in the valuation allowance since December 31, 2019 of $32.5 million was the result of a decrease in current year deferred tax assets, mainly related to the disposition of Napster, for which the Company maintained a valuation allowance.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2020, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.
As of December 31, 2020 and 2019, RealNetworks had $0.7 million and $5.0 million in uncertain tax positions, respectively. The decrease in uncertain tax positions is primarily the result of the Napster Disposition, for which unrecognized tax positions were removed relating to federal research and development tax credit carryforward risks, as well as transfer pricing risks in certain foreign jurisdictions. The remaining unrecognized tax benefits are due to federal research and development tax credit carryforward risks. As of December 31, 2020, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	December 31,
	2020	2019
Working capital, excluding cash and cash equivalents	$1,148	$(5,808)
Cash and cash equivalents	23,940	8,472
Restricted cash equivalents	1,630	4,880
The 2020 improvement in working capital from December 31, 2019 was primary due to the investment in MelodyVR received as proceeds on the sale of Napster, partially offset by the reclassification of the contingent consideration liability from other long-term liabilities to current liabilities.
Cash and cash equivalents increased $15.5 million from December 31, 2019 due to $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock, cash proceeds received from the sale of Napster during the fourth quarter of 2020, as described in Note 4. Acquisitions and Dispositions, proceeds of $2.9 million from the PPP promissory note, and issuance of SAFE Notes of $2.1 million. These increases were partially offset by cash used in operations.
The decrease in restricted cash equivalents is due to a reduction in the restricted amounts required by our amended Loan Agreement of $2.0 million and the release of restricted funds held for the corporate headquarters lease, which have been satisfied with a letter of credit. See Note 9. Debt for additional information on amendments to our revolving line of credit.
The following summarizes cash flow activity from continuing operations (in thousands):

	Years Ended December 31,
	2020	2019
Cash used in operating activities	$(8,083)	$(21,315)
Cash provided by (used in) investing activities	(408)	11,324
Cash provided by financing activities	11,034	4,068
Cash used in operating activities consisted of net loss from continuing operations adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, gain on equity and other investments, fair value adjustments to the contingent consideration liability, loss on impairment of operating lease assets and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities was $13.2 million lower in the year ended December 31, 2020 as compared to 2019. Cash used in operations was lower primarily due to our lower operating loss recorded for year 2020 compared to the prior year.
For the year ended December 31, 2020, cash used in investing activities of $0.4 million was primarily due to fixed asset purchases.
For the year ended December 31, 2019, cash provided by investing activities of $11.3 million was due primarily to the net cash received from the Napster acquisition in January 2019. Our initial cash consideration paid at closing of $0.2 million was offset by the cash, cash equivalents and restricted cash on Napster's balance sheet at the acquisition date. The increase was offset in part by fixed asset purchases of $0.9 million.
Financing activities for the year ended December 31, 2020 provided cash totaling $11.0 million. This cash inflow was primarily due to the issuance of Series B preferred stock of $10.0 million and proceeds of $2.9 million from the PPP promissory note, and the receipt by Scener, a subsidiary of RealNetworks, of $2.1 million from the issuance of SAFE Notes. These inflows were partially offset by repayment on our revolving credit facility of $3.9 million. See Note 9. Debt and Note 19. Related Party Transactions for additional details.
Financing activities for the year ended December 31, 2019 provided cash totaling $4.1 million, which was primarily from borrowings on our revolving credit facility of $3.9 million. See Note 9. Debt for additional details.
While we currently have no planned significant capital expenditures for 2021 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases. See Note 15. Leases for additional details.
RealNetworks is a party to a Loan Agreement with a third-party financial institution, as discussed in Note 9. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. At December 31, 2020, we had no outstanding draws on the revolving line of credit.
In February 2020, we entered into a Series B Preferred Stock Purchase Agreement with Mr. Glaser, Chairman of the Board and Chief Executive Officer of RealNetworks, pursuant to which Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B Preferred Stock. The Series B Preferred Stock is non-voting and is convertible into common stock on a one-to-one basis, provided, however, that no conversion is permitted in the event that such conversion would cause Mr. Glaser’s beneficial ownership of our common stock to exceed the 38.5% threshold set forth in our Second Amended and Restated Shareholder Rights Plan dated November 30, 2018. The Series B Preferred Stock has no liquidation preference and no preferred dividend.
In 2019, Mr. Glaser directly invested $0.8 million in one of our subsidiaries, Scener, in exchange for shares of preferred stock of that entity. The subsidiary is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. As of December 31, 2020, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.
In the near term, we expect to see continued net negative cash flow from operating activities. We believe that our unrestricted current cash and cash equivalents and unused capacity on our revolving line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Notwithstanding this availability of cash and access to additional funding, management has considered and will continue to evaluate implementation of a variety of cash conservation measures.
In the future, we may seek to raise additional funds through public or private equity financing, or through other sources. Such sources of funding may or may not be available to us at commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
Contractual Obligations
We have contractual obligations for Long-term debt and for Long-term lease liabilities, both of which are recorded on our balance sheet. For details on the maturity of Long-term debt, please refer to Note 9. Debt and for future minimum lease payments please refer to Note 15. Leases. Please also refer to Note 16. Commitments and Contingencies. For income tax liabilities for uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2020, we had $0.7 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements
We do not maintain accruals associated with certain guarantees, as discussed in Note 17. Guarantees; those guarantee obligations constitute off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•Revenue recognition;
•Valuation of definite-lived assets, right-of-use operating lease assets, and goodwill; and
•Accounting for income taxes.
Revenue Recognition. We recognize revenue from contracts with customers as control of the promised good or service is transferred. Please refer to Note 3. Revenue Recognition for further details regarding our recognition policies.
Valuation of Definite-Lived Assets, Right-of-Use Operating Lease Assets, and Goodwill. Assets acquired and liabilities assumed in a business acquisition are measured at fair value under the purchase accounting method and any goodwill is recognized as the excess of the total purchase price over the fair value of assets acquired and liabilities assumed. The fair value estimates are based upon estimates and assumptions relating to future revenues, cash flows, operating expenses and costs of capital. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans and risk-commensurate discount rates and cost of capital.
Our definite-lived assets consist primarily of property, plant and equipment. Definite-lived assets are amortized on a straight line basis over their estimated useful lives. We review definite-lived assets and right-of-use operating lease assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets or right-of-use operating lease assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value.
We test goodwill for impairment on an annual basis, in our fourth quarter, or more frequently if circumstances indicate reporting unit carrying values may exceed their fair values. As part of this test, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit's carrying amount including goodwill. If this assessment indicates impairment is more likely than not, we then compare the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied estimated fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to implied estimated value.
The impairment analysis of definite-lived assets, right-of-use operating lease assets, and goodwill may be based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our definite-lived, right-of-use lease, and goodwill assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary from period to period. Changes in these estimates and assumptions could materially affect the estimate of future cash flows and related fair values of these assets and result in significant impairments, which could have a material adverse effect on our financial condition or results of operations. For further discussion, please see the risk factor entitled, "Any impairment to our goodwill, definite-lived, and right-of-use operating lease assets could result in a material charge to our earnings" under Item 1A Risk Factors.
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
As of December 31, 2020, approximately $8.4 million of the $23.9 million of cash and cash equivalents are held by our foreign subsidiaries outside the U.S. We have reevaluated our historical assertion that undistributed foreign earnings were indefinitely reinvested and for which deferred taxes were not provided. As a result of the enactment of the Tax Act and as of December 31, 2020, we are no longer indefinitely reinvesting substantially all of the Company's foreign earnings outside of the U.S. As a result of this change, we have recorded deferred taxes of $0.9 million as of December 31, 2020 to reflect local country and foreign withholding taxes associated with a future repatriation of such foreign earnings.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks' revolving line of credit. RealNetworks' borrowing arrangement has a floating rate interest payments and thus has a degree of interest rate risk, if interest rates increase. Based on the available total balance of the revolving line of credit, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.
Investment Risk. As of December 31, 2020, we had an equity investment in common shares of a foreign publicly traded technology company. These common shares were acquired as a portion of the proceeds received in the sale of Napster. The equity investment is subject to fluctuation in the market price as well as being exposed to changes in foreign currency exchange rates. A hypothetical 10% increase/decrease in the common share price or foreign currency exchange rate would result in an increase/decrease of the value of the equity investment of approximately $1.0 million.
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
Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the euro. We currently do not actively hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of December 31, 2020 would not result in a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,940	$8,472
Trade accounts receivable, net of allowances	10,229	12,767
Deferred costs, current portion	196	537
Investments	9,965	—
Prepaid expenses and other current assets	3,480	4,428
Current assets of discontinued operations	—	28,376
Total current assets	47,810	54,580
Equipment, software, and leasehold improvements, at cost:
Equipment and software	30,726	31,699
Leasehold improvements	2,776	3,071
Total equipment, software, and leasehold improvements	33,502	34,770
Less accumulated depreciation and amortization	31,631	32,350
Net equipment, software, and leasehold improvements	1,871	2,420
Operating lease assets	7,937	10,198
Restricted cash equivalents	1,630	4,880
Other assets	4,150	1,808
Deferred costs, non-current portion	74	388
Deferred tax assets, net	909	761
Goodwill	17,375	16,908
Non-current assets of discontinued operations	—	67,811
Total assets	$81,756	$159,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,750	$4,042
Accrued and other current liabilities	17,850	17,495
Deferred revenue, current portion	2,122	2,003
Current liabilities of discontinued operations	—	72,641
Total current liabilities	22,722	96,181
Deferred revenue, non-current portion	45	96
Deferred tax liabilities, net	1,129	1,076
Long-term lease liabilities	6,837	8,234
Long-term debt	2,895	3,900
Other long-term liabilities	2,241	10,151
Non-current liabilities of discontinued operations	—	1,843
Total liabilities	35,869	121,481
Commitments and contingencies (Note 16.)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued or outstanding	—	—
Series B: authorized 8,100 shares, issued and outstanding 8,065 shares in 2020 and no shares authorized in 2019	8	—
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 38,424 shares in 2020 and 38,227 shares in 2019	38	38
Additional paid-in capital	655,606	644,070
Accumulated other comprehensive loss	(60,641)	(61,323)
Accumulated deficit	(548,862)	(544,010)
Total shareholders’ equity	46,149	38,775
Noncontrolling interests	(262)	(502)
Total equity	45,887	38,273
Total liabilities and equity	$81,756	$159,754
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Net revenue	$68,062	$65,802
Cost of revenue	16,465	17,226
Gross profit	51,597	48,576
Operating expenses:
Research and development	24,319	27,850
Sales and marketing	21,042	23,016
General and administrative	17,331	21,820
Fair value adjustments to contingent consideration liability	(8,600)	1,000
Restructuring and other charges	2,529	1,954
Total operating expenses	56,621	75,640
Operating loss	(5,024)	(27,064)
Other income (expenses):
Interest expense	(20)	—
Interest income	38	98
Gain on equity and other investments, net	111	12,338
Other income (expense), net	(164)	102
Total other income (expenses), net	(35)	12,538
Loss from continuing operations before income taxes	(5,059)	(14,526)
Income tax expense	55	702
Net loss from continuing operations	(5,114)	(15,228)
Net loss from discontinued operations, net of tax	(206)	(6,030)
Net loss	(5,320)	(21,258)
Net loss attributable to noncontrolling interest of continuing operations	(284)	(163)
Net loss attributable to noncontrolling interest of discontinued operations	(184)	(1,094)
Net loss attributable to RealNetworks	$(4,852)	$(20,001)
Net loss from continuing operations attributable to RealNetworks	$(4,830)	$(15,065)
Net income (loss) from discontinued operations attributable to RealNetworks	(22)	(4,936)
Net loss attributable to RealNetworks	$(4,852)	$(20,001)
Net income (loss) per share attributable to RealNetworks - Basic:
Continuing operations	$(0.13)	$(0.40)
Discontinued operations	—	(0.13)
Total net loss per share - Basic	$(0.13)	$(0.53)
Net income (loss) per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.13)	$(0.40)
Discontinued operations	—	(0.13)
Total net loss per share - Diluted	$(0.13)	$(0.53)
Shares used to compute basic net loss per share	38,272	37,994
Shares used to compute diluted net loss per share	38,272	37,994
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(5,320)	$(21,258)
Comprehensive income (loss):
Foreign currency translation adjustments	909	(205)
Total other comprehensive income (loss)	909	(205)
Comprehensive loss including noncontrolling interests	(4,411)	(21,463)
Comprehensive loss attributable to noncontrolling interests	(468)	(1,257)
Comprehensive loss attributable to RealNetworks	$(3,943)	$(20,206)
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss from continuing operations	$(5,114)	$(15,228)
Adjustment to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	944	1,195
Stock-based compensation	1,420	2,881
Gain on equity and other investments, net	(111)	(12,338)
Loss on impairment of operating lease asset	1,055	—
Deferred income taxes, net	(191)	(29)
Foreign currency (gain) loss	330	7
Fair value adjustments to contingent consideration liability	(8,600)	1,000
Net change in certain operating assets and liabilities:
Trade accounts receivable	2,587	(1,077)
Prepaid expenses, operating lease and other assets	3,716	5,603
Accounts payable	(1,342)	145
Accrued, lease and other liabilities	(2,777)	(3,474)
Net cash used in operating activities - continuing operations	(8,083)	(21,315)
Net cash used in operating activities - discontinued operations	(2,555)	(4,055)
Net cash used in operating activities	(10,638)	(25,370)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(408)	(949)
Proceeds from sales and maturities of short-term investments	—	24
Acquisitions, net of cash acquired	—	12,249
Net cash provided by (used in) investing activities - continuing operations	(408)	11,324
Net cash used in investing activities - discontinued operations	(2,160)	(243)
Net cash provided by (used in) investing activities	(2,568)	11,081
Cash flows from financing activities:
Proceeds from issuance of common stock	—	199
Proceeds from issuance of preferred stock	10,000	—
Tax payments from shares withheld upon vesting of restricted stock	(26)	(309)
Proceeds from notes payable and long-term debt	2,876	3,900
Repayments of notes payable and long-term debt	(3,922)	—
Payment of financing fees	—	(622)
Other financing activities	2,106	900
Net cash provided by financing activities - continuing operations	11,034	4,068
Net cash provided by (used in) financing activities - discontinued operations	4,945	(4,691)
Net cash provided by (used in) financing activities	15,979	(623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	618	(100)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,391	(15,012)
Cash, cash equivalents, and restricted cash, beginning of year	22,179	37,191
Cash, cash equivalents, and restricted cash, end of year	25,570	22,179
Less: Cash, cash equivalent and restricted cash from discontinued operations	—	8,827
Cash, cash equivalents and restricted cash from continuing operations, end of year	$25,570	$13,352

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

Supplemental disclosure of cash flow information:
Continuing operations:
Cash received from income tax refunds	$2,169	$2,225
Cash paid for income taxes	$1,063	$868
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$(44)	$(83)
Acquisition of investments from sale of Napster	$9,268	$—
Discontinued operations:
Cash received from income tax refunds	$33	$31
Cash paid for income taxes	$331	$327
Cash paid for interest expense	$317	$412
Non-cash investing activities:
Acquisition of intangible assets	$—	$23,700
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, December 31, 2018	—	$—	37,728	$37	$641,930	$(61,118)	$(524,009)	$56,840	$—	$56,840
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	499	1	(110)	—	—	(109)	—	(109)
Napster acquisition	—	—	—	—	(1,346)	—	—	(1,346)	570	(776)
Stock-based compensation	—	—	—	—	2,881	—	—	2,881	—	2,881
Other comprehensive loss	—	—	—	—	—	(205)	—	(205)	—	(205)
Net loss	—	—	—	—	—	—	(20,001)	(20,001)	(1,257)	(21,258)
Other equity transactions (1)	—	—	—	—	715	—	—	715	185	900
Balances, December 31, 2019	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	197	—	(26)	—	—	(26)	—	(26)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	1,420	—	—	1,420	—	1,420
Other comprehensive income	—	—	—	—	—	909	—	909	—	909
Net loss	—	—	—	—	—	—	(4,852)	(4,852)	(468)	(5,320)
Other equity transactions (2)	—	—	—	—	150	(227)	—	(77)	708	631
Balances, December 31, 2020	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
(1) In 2019, Mr. Glaser directly invested $0.8 million in one of our subsidiaries in exchange for shares of preferred stock of that entity. See Note 19. Related Party Transactions for additional details.
(2) In 2020, Other equity transactions pertains to the sale of Napster to MelodyVR. See Note 4. Acquisitions and Dispositions for additional details.
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2020 and 2019

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
Rhapsody International, Inc. (doing business as Napster) offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Napster was held-for-sale and treated as discontinued operations for accounting and disclosure purposes as of the third quarter of 2020. The sale of Napster was completed during the fourth quarter of 2020. The results of operations and cash flows for our discontinued operations have been segregated from the results of continuing operations and segment results, and Napster’s operating results and financial condition have been recast to conform to this presentation. The notes to the consolidated financial statements, unless otherwise indicated, are on a continuing operations basis. See Note 4. Acquisitions and Dispositions for additional details regarding the acquisition and sale of Napster.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue and cash flow.
In this Annual Report on Form 10-K for the year ended December 31, 2020 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests primarily represent third-party ownership in the equity of Napster and Scener Inc. ("Scener") and are reflected separately in the Company's financial statements. Intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources. The Company continues to incur operating losses from continuing operations, including net operating losses of $5.0 million, and $27.1 million for the years ended December 31, 2020 and 2019, respectively. The Company had an accumulated deficit of $548.9 million and $544.0 million as of December 31, 2020 and 2019, respectively. The Company believes that its cash and cash equivalents of $23.9 million as of December 31, 2020, as well as the unused capacity of its revolving line of credit, are adequate to fund the Company's operations for at least one year from the date these financial statements were issued.
Risks and Uncertainties.    In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. It is difficult to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows. In the preparation of our financial statements, certain estimates and assumptions regarding these impacts have been made, which could change in future periods and which could differ from actual outcomes.
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
Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and highly-liquid investments with original maturities of three months or less.
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
Investments.  Investments are equity securities for which there is a determinable fair market value. We hold equity securities with a contractual lock-up period that require us to discount the fair market value until this restriction is removed. See Note 5. Fair Value Measurements for additional information.
Unrealized gains and losses from the change in fair market value, as well as realized gains and losses from sales, are recorded to Gain on equity and other investments, net on the consolidated statements of operations. Realized and unrealized gains and losses on investments are determined using the specific identification method.
Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents that may exceed the insured limits by the Federal Deposit Insurance Corporation. However, we reduce this credit risk by placing cash and cash equivalents with major financial institutions that the Company assesses to be of high-credit quality.
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
Depreciation and amortization expense of these assets during the years ended December 31, 2020 and 2019 was $0.9 million and $1.2 million, respectively.
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
Deferred Costs. Included in deferred costs are financing fees associated with our revolving line of credit. These fees are amortized over the term of the credit agreement. Amortization of the financing fees are recorded in interest expense, within other income (expenses).
We also defer certain costs on projects for service revenues and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll and related costs for employees and other third parties. Deferred costs are capitalized during the implementation period. We recognize such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable.
Definite-Lived Tangible and Right-of-Use Operating Lease Assets.    Definite-lived tangible assets include equipment, software, leasehold improvements. Definite-lived assets are amortized on a straight line basis over their estimated useful lives.
Operating leases are included in Operating lease assets, Other current liabilities, and Long-term lease liabilities on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
When evaluating goodwill for impairment, based upon our annual test or due to changes in circumstances described above, we first perform a qualitative assessment to determine if the fair value of a reporting unit is more likely than not less than the reporting unit's carrying amount including goodwill. If this assessment indicates impairment is more likely than not, we then compare the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, we then calculate the implied estimated fair value of goodwill for the reporting unit and compare it to the carrying amount of goodwill for the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to implied estimated value. Significant judgment is required in determining the reporting units and assessing fair value of the reporting units.
Fair Value.     Fair value is the price that would be received from selling an asset or paid in transferring a liability in an orderly transaction between market participants at the measurement date. Our fair value measurements consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.
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
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $5.9 million in 2020 and $5.5 million in 2019.
Foreign Currency.    The functional currency of the Company’s foreign subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in Accumulated Other Comprehensive Income (AOCI) in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in other income (expense), net on the consolidated statements of operations.
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
Net Income (Loss) Per Share.    Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period.

Note 2.	Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued new guidance which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies, the new guidance removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The new guidance adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. The adoption of the new guidance did not have a material impact to the Company's consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In August 2020, FASB issued new guidance that simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The guidance enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are in the process of evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.
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
Our subscription services revenue stream allows customers to use hosted software over the respective contract period without taking possession of the technology. The stream is primarily comprised of our intercarrier messaging service, ringback tones, PC-based and mobile games subscriptions, and our RealPlayer and SuperPass services. Revenues related to subscription service products are recognized ratably over the contract period, or as we have the right to invoice as a practical expedient when that amount corresponds directly with the value to the customer of our performance completed to date. Consumer subscription products are paid in advance, typically on a monthly or quarterly basis. Subscription services offered to businesses are invoiced on a monthly basis, generally based upon the amount of usage for the previous month, and the timing of payment generally does not vary significantly from the timing of invoice.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Year ended December 31, 2020
	Consumer Media	Mobile Services	Games
Business Line
Software License	$5,957	$5,110	$—
Subscription Services	3,586	21,779	10,794
Product Sales	1,301	—	13,879
Advertising and Other	1,737	—	3,919
Total	$12,581	$26,889	$28,592

	Year ended December 31, 2019
	Consumer Media	Mobile Services	Games
Business Line
Software License	$6,522	$3,101	$—
Subscription Services	4,148	24,042	12,121
Product Sales	825	—	9,823
Advertising and Other	1,675	—	3,545
Total	$13,170	$27,143	$25,489

The following table presents our disaggregated revenue by sales channel (in thousands):

	Year ended December 31, 2020
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$7,693	$26,495	$4,664
Direct to Consumer	4,888	394	23,928
Total	$12,581	$26,889	$28,592

	Year ended December 31, 2019
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$8,199	$26,691	$4,710
Direct to Consumer	4,971	452	20,779
Total	$13,170	$27,143	$25,489

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of December 31, 2020 and 2019 our balance of long-term accounts receivable was $0.6 million and $0.3 million, respectively, and is included in other long-term assets on our consolidated balance sheets. The increase in this balance from December 31, 2019 to December 31, 2020 is primarily due to a contract renewal in 2020. During the year ended December 31, 2020, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of December 31, 2020 and 2019, we had deferred revenue balances of $2.2 million and $2.1 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
Judgments and Estimates
Our contracts with customers can include obligations to provide multiple services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together can require significant judgment. For example, certain contracts include the sale of software licenses or subscriptions as well as services to be delivered over time. Judgment is also required to determine the standalone selling price ("SSP") for each distinct performance obligation in these arrangements. We allocate revenue to each performance obligation based on the relative SSP. We determine SSP for performance obligations based on overall pricing objectives, which take into consideration observable prices and market conditions.

For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the years ended December 31, 2020 and 2019, we did not record any material true-ups to our consolidated financial statements.
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
Napster Acquisition
On January 18, 2019, RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) which brought our aggregate ownership to 84% of Napster's outstanding equity, thus giving RealNetworks a majority voting interest. Napster's music streaming service provides users with broad access to digital music, offering on-demand streaming and conditional downloads through unlimited access to a catalog of millions of music tracks. Napster offers music services worldwide and generates revenue primarily through subscriptions to its music services either directly to consumers or through distribution partners. On August 24, 2020, RealNetworks announced that Napster had signed an agreement to be sold to MelodyVR Group PLC in a transaction that closed in the fourth quarter of 2020. See Napster Disposition below for additional details.
Initially formed in 2007 and branded then as Rhapsody, Napster began as a joint venture between RealNetworks and MTV Networks, a division of Viacom International, Inc. Prior to the acquisition of the additional 42% interest in Napster, we accounted for our investment using the equity method of accounting.
Subsequent to RealNetworks’ January 18, 2019 acquisition, Napster operated as an independent business with its own board of directors, strategy and leadership team. Napster's separate legal existence was further supported by each company's ongoing compliance with corporate formalities, the independent direction of Napster's activities, and the consistent treatment of each of RealNetworks and Napster as distinct organizations. During the periods of the acquisition date until the announcement of the sale, we consolidated Napster's financial results into our financial statements and reported Napster as a separate segment in our consolidated financial statements.
We recorded 100% of the estimated fair value of the assets acquired and liabilities assumed as of January 18, 2019 based on the results of an independent valuation. The 16% of Napster that RealNetworks did not own between the acquisition and disposition was accounted for as a noncontrolling interest in our consolidated financial statements. As part of this consolidation, the carrying value of our previous 42% equity method investment was remeasured to fair value on the acquisition date. The remeasurement to fair value of the historical 42% ownership interest resulted in the recognition of a $2.7 million gain at the time of acquisition, which is a component of the overall gain recognized as a part of this transaction. Our consolidated balance sheet reflected Napster's working capital deficit, which resulted in a consolidated working capital deficit. RealNetworks did not have any contractual or implied obligation to provide funding or other financial support to Napster, or to guarantee or provide other such support related to Napster's third party borrowing or Napster's other obligations on our consolidated balance sheet.
See Note 5. Fair Value Measurements for detail on terms of the transaction.

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
Under the acquisition method of accounting, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. In the fourth quarter of 2019, we recorded purchase price allocation adjustments that reflect new information obtained during the measurement period about facts and circumstances that existed at the date of the acquisition. These adjustments did not have a material effect on 2019 consolidated financial statements and were primarily associated with the estimated fair values of acquired prepaid royalties, accrued royalties, and accrued taxes, with a corresponding net reduction of $3.0 million to goodwill. Adjustments to acquired prepaid royalties and accrued royalties also include the matching and invoicing of music royalties owed as of the opening balance sheet.
Prior to discontinued operations and held-for-sale accounting treatment, acquired intangible assets had a total weighted average useful life of approximately 8 years, were being amortized using the straight line method, and were comprised of the following (in thousands):

Intangible category	Estimated fair value	Method used to calculate fair value	Estimated remaining useful life
Trade name and trademarks	$6,800	Relief-from-royalty	15 years
Developed technology	5,900	Excess earnings	4 years
Customer relationships	5,900	Cost-to-replace	3 years
Partner relationships	5,100	Distributor method	8 years
Total	$23,700
The estimated fair value amounts for each of these intangibles was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy.
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
The fair value of our preexisting 42% equity method investment was remeasured to an estimated fair value of $2.7 million, which resulted in a pretax gain of $2.7 million, as our existing carrying value was zero. This gain, as well as the settlement of preexisting relationships and other purchase accounting adjustments discussed below, comprise the total gain of $12.3 million recognized in other income (expenses), net in the consolidated statement of operations in 2019.
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
The fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to estimated fair value of $11.6 million at the time of acquisition. This fair value calculation was directly impacted by the estimated total enterprise value described above. See Note 5. Fair Value Measurements for additional discussion.
The effective settlement of Napster's debt and warrants totaling $6.4 million represented the estimated fair value of debt and warrants held between RealNetworks and Napster as of the acquisition date. The estimated fair value was derived from the estimated total enterprise value described above. The resulting net gain of $5.5 million was included in other income (expenses), net in the consolidated statement of operations in 2019.
The preexisting $2.8 million guarantee related to Napster's outstanding indebtedness on their revolving credit facility was eliminated upon the consolidation of Napster. This resulted in RealNetworks recording a gain of $2.8 million at the time of acquisition, which was included in other income (expenses), net in the consolidated statement of operations in 2019. RealNetworks has not been required to pay any portion of this commitment, and Napster fully repaid this loan balance on April 30, 2019, thus releasing RealNetworks' previous guaranty.

Prior to our acquisition of Napster, we accounted for our investment under the equity method of accounting and recorded Napster 's foreign currency translation adjustments in our equity. As part of the acquisition method of accounting, we released these amounts and recorded a gain of $1.3 million at the time of acquisition, which is included in other income (expenses), net in the consolidated statement of operations in 2019.
We recorded the fair value of noncontrolling interests on the acquisition date, estimated at $0.6 million, using the estimated total enterprise value described above.
We also recorded goodwill of $45.5 million, representing the intangible assets that do not qualify for separate recognition for accounting purposes, including the expected growth in Napster's business to business model and the assembled workforce. The goodwill was reported in the Napster segment and was not deductible for income tax purposes.
For the year ended December 31, 2019, Napster's revenue and net loss including noncontrolling interests in our consolidated statements of operations is included as discontinued operations, as discussed below.
For the year ended December 31, 2019, we incurred approximately $1.5 million in acquisition-related costs, including regulatory, legal, and other advisory fees, which we recorded within general and administrative expenses on the consolidated statements of operations.
Napster Disposition
RealNetworks, Inc. entered into a Support Agreement dated August 25, 2020 by and among its 84%-owned subsidiary, Napster, and MelodyVR Group PLC, referred to as MelodyVR, an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger, or Merger Agreement, by and among Napster, MelodyVR, and a wholly owned subsidiary of MelodyVR. The transaction was completed on December 30, 2020. Pursuant to the Merger Agreement, on the closing date, MelodyVR's subsidiary merged with and into Napster, with Napster surviving as a wholly owned subsidiary of MelodyVR. Other than as Securityholder Representative, RealNetworks was not a party to the Merger Agreement.
MelodyVR paid consideration of approximately $26 million to certain holders of debt and equity of Napster, comprised of $12 million in cash, shares of MelodyVR, and a $3 million 18-month indemnity escrow. The shares of MelodyVR that RealNetworks received may not be sold or transferred, except in limited circumstances, for a period of approximately one year from the close of the transaction. Certain proceeds from the transaction were used to fully repay the advance to Napster on the revolving line of credit, as discussed in Note 9. Debt, pay Napster's transaction expenses, and pay amounts to certain of Napster's common stockholders. Additionally, a portion of the proceeds paid to RealNetworks is subject to contingent consideration obligations associated with its January 2019 acquisition from a third party of a 42% stake in Napster and a $5.0 million loan that the third party had made to Napster. See Note 5. Fair Value Measurements for additional discussion.
Effective on the execution of the Agreement and Plan of Merger on August 25, 2020, Napster was treated as discontinued operations and held-for-sale for accounting and disclosure purposes and subsequently sold in December 2020. As such, Napster’s operating results and financial condition were recast to conform to this presentation.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations at December 31, 2019:

December 31, 2019
Cash and cash equivalents	$8,333
Trade accounts receivable, net of allowance	16,740
Other current assets	3,303
Total current assets of discontinued operations	28,376
Net equipment, software, and leasehold improvements	401
Other intangible assets	19,286
Goodwill	45,520
Other non-current assets	2,604
Total assets of discontinued operations	$96,187
Accrued royalties, fulfillment and other current liabilities	$65,310
Notes payable	7,331
Total current liabilities of discontinued operations	72,641
Other non-current liabilities	1,843
Total liabilities of discontinued operations	$74,484

The following table summarizes the net loss from discontinued operations for the years ended December 31, 2020 and 2019:

	2020	2019
Revenue	$96,185	$106,311
Cost of revenue	73,318	85,901
Gross profit	22,867	20,410
Operating expenses	24,734	25,789
Operating loss	(1,867)	(5,379)
Other income (expenses)	2,175	(285)
Income (loss) from discontinued operations before income taxes	308	(5,664)
Income tax expense	514	366
Net loss from discontinued operations	(206)	(6,030)
Noncontrolling interests in net income (loss) from discontinued operations	(184)	(1,094)
Net loss from discontinued operations attributable to RealNetworks	$(22)	$(4,936)
We recorded a gain on the sale of Napster in the amount of $1.9 million, which was recorded to Net loss from discontinued operations on the Consolidated Statements of Operations and included in Other income (expense) in the above table.
The following table summarizes the gain recognized for the year ended December 31, 2020 from the sale of Napster:

Net proceeds received(1)	$22,849
Net assets disposed	(20,935)
Gain on sale of Napster	$1,914

(1) Proceeds received are net of transaction costs, funds to minority shareholders and fair value adjustments to MelodyVR stock.
The final gain on the sale of Napster could be reduced primarily by claims against the $3.0 million indemnity escrow which is included in Other assets on the consolidated balance sheets. We are not aware of any claims against the escrow at December 31, 2020.

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,940	$—	$—	$23,940	$23,940
Investments	—	—	9,965	9,965	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$25,570	$—	$9,965	$35,535	N/A
Accrued and other current liabilities:
Napster acquisition contingent consideration	$—	$—	$4,800	$4,800	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$6,906	$6,906	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2019				December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,472	$—	$—	$8,472	$8,472
Restricted cash equivalents	3,500	1,380	—	4,880	4,880
Total assets	$11,972	$1,380	$—	$13,352	$13,352
Accrued and other current liabilities:
Napster acquisition contingent consideration	$—	$—	$2,800	$2,800	N/A
Other long-term liabilities
Napster acquisition contingent consideration	—	—	9,800	9,800	N/A
Total liabilities	$—	$—	$12,600	$12,600	N/A
Restricted cash equivalents as of December 31, 2020 and 2019 relate to cash pledged as collateral against letters of credit in connection with lease agreements and, as of December 31, 2020 and 2019, our Loan Agreement requires us to maintain a minimum balance of $1.5 million and $3.5 million,respectively, unrestricted cash at the bank. See Note 9. Debt for additional details.
Investments as of December 31, 2020 are comprised of MelodyVR ordinary shares received as a portion of the consideration from the Napster disposition. The fair value of these equity securities was calculated using the closing price of the shares as of December 31, 2020 and discounted for a lack of liquidity due to the restriction of selling or transferring the shares. Pursuant to the transaction documents executed in connection with the Napster disposition, RealNetworks is restricted from selling or transferring the MelodyVR shares, except in limited circumstances, for a period of approximately one year from the close of the transaction. The determination of the discount required the use of significant unobservable inputs, such as the lock-up period combined with an estimated equity volatility for the shares, that reflect our own estimates of assumptions that market participants would use. A 10% increase or decrease to the equity volatility rate could result in a $0.2 million decrease or $0.1 million increase, respectively, in the fair value of the stock. For the year ended December 31, 2020, we recognized unrealized gains of $0.7 million in Gain on equity and other investments, net on the consolidated statement of operations.

Accrued and other current liabilities as of December 31, 2020 and 2019 and other long-term liabilities as of December 31, 2019 include the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. As discussed in Note 4. Acquisitions and Dispositions, this liability is adjusted quarterly to fair value through earnings. The terms of the 2019 transaction whereby RealNetworks acquired a controlling interest in Napster included initial cash consideration of $1.0 million and additional contingent consideration. Initial cash consideration of $0.2 million was paid at closing. With regards to contingent consideration, over the five years following the acquisition, RealNetworks committed to pay the lesser of the following: (a) an additional $14.0 million to seller, or (b) if RealNetworks were to sell the interest to a third party for less than $15.0 million, the actual amount received by RealNetworks, minus the $1.0 million initial consideration. These contingent consideration amounts were part of the total consideration at estimated fair value.
During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration of $8.6 million as a decrease to the total liability on the consolidated balance sheet and as a reduction in operating expense on the consolidated statement of operations. During the fiscal year ended December 31, 2019, we recorded a change in fair value of the contingent consideration of $1.0 million as an increase to the total liability on the consolidated balance sheet and as an increase in operating expense on the consolidated statement of operations. Other than the adjustments to the estimated fair value, there were no changes in the balance of the contingent consideration during fiscal years 2020 and 2019.
The valuation methodology of contingent consideration at December 31, 2020 was based on RealNetworks' contractual obligation to pay the seller of the interests purchased by RealNetworks in the January 2019 Napster transaction discussed in Note 4. Acquisitions and Dispositions. For purposes of determining fair value of contingent consideration at December 31, 2020, this obligation was deemed to have a fair value of $4.8 million based on the terms of the Napster sale transaction. This amount represents the amount received for sale of the interest acquired in the Napster purchase transaction of $5.0 million less the $0.2 million paid at closing in January 2019. At December 31, 2019, the fair value of the contingent consideration was estimated using multiple scenarios for each tranche of contingent consideration and then probability weighting each scenario and discounting them to an estimated fair value.
In the third quarter of 2020, Scener, our 82%-owned subsidiary, received $2.1 million in cash in return for issuing rights to investors for certain shares of Scener's capital stock contingent upon the occurrence of specific future capital raising events by Scener. The rights were each issued as a Simple Agreement for Future Equity ("SAFE Notes"). The future contingent events also contemplate the possibility of Scener having to pay back the original cash investment to each investor. The SAFE Notes are recorded as a liability on our consolidated financial statements within Other long-term liabilities and are required to be recorded at fair value each quarter. The valuation analysis model for the fair value of the SAFE Notes as of December 31, 2020 used significant unobservable inputs that reflect our own estimates of assumptions that market participants would use. There has been no change in the estimated fair value since the issuance in the third quarter of 2020. Significant unobservable inputs to the valuation analysis model include the underlying conversion date for the SAFE Notes, Scener's capitalization prior to conversion of the SAFE Notes, an 80% discount rate as defined in the SAFE Note agreements, conversion price, conversion shares and an annual present value rate. All of the inputs are subject to significant judgment. See Note 19. Related Party Transactions for additional discussion of Scener.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). We did not record any impairments on those assets required to be measured at fair value on a non-recurring basis in 2020 or 2019.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years ended December 31,
	2020	2019
Balance, beginning of year	$484	$475
Addition to allowance	117	24
Amounts written off	(30)	—
Effects of foreign currency translation	27	(15)
Balance, end of year	$598	$484

Activity in the allowance for sales returns (in thousands):

	Years ended December 31,
	2020	2019
Balance, beginning of year	$32	$85
Addition (reduction) to allowance	(1)	(32)
Amounts written off	—	(21)
Balance, end of year	$31	$32
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$629	$516
Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2020, with the customers accounting for 19% and 10% each. Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2019, with the customers accounting for 26% and 11% each.
Two customers accounted for 25%, or $17.3 million, of consolidated revenue during the year ended December 31, 2020, in the Mobile Services segment.
One customer accounted for 13%, or $8.8 million, of consolidated revenue during the year ended December 31, 2019, in our Mobile Services segment.

Note 7.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2020	2019
Balance, beginning of year
Goodwill	$327,561	$327,608
Accumulated impairment losses	(310,653)	(310,653)
	16,908	16,955

Effects of foreign currency translation	467	(47)
	467	(47)
Balance, end of year
Goodwill	328,028	327,561
Accumulated impairment losses	(310,653)	(310,653)
	$17,375	$16,908
Goodwill by segment (in thousands):

	December 31,
	2020	2019
Consumer Media	$580	$580
Mobile Services	2,188	2,074
Games	14,607	14,254
Total goodwill	$17,375	$16,908
No impairments of goodwill were recorded in 2020 or 2019.
See Note 4. Acquisitions and Dispositions, for details on our acquisitions and disposals and the impact to goodwill.

Note 8.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2020	December 31, 2019
Royalties and other fulfillment costs	$1,149	$1,535
Employee compensation, commissions and benefits	4,512	4,655
Sales, VAT and other taxes payable	1,231	801
Operating lease liabilities - current	3,373	3,643
Napster acquisition contingent consideration	4,800	2,800
Other	2,785	4,061
Total accrued and other current liabilities	$17,850	$17,495

Note 9.	Debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over a 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note has a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a ten-month deferment period starting after the 24-week measurement period, and is eligible for forgiveness pursuant to PPP guidelines. In April 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. We applied for forgiveness in January 2021. No assurance can be given that we will be granted forgiveness for the PPP loan. The PPP loan will be derecognized upon confirmation of forgiveness from the SBA and/or upon repayment of the loan in accordance with its terms.
In August 2019, RealNetworks and Napster entered into a Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the August 2019 Loan Agreement, the bank extended a revolving line of credit (Revolver) not to exceed $10.0 million in the aggregate. Available advances on the Revolver, which are used for working capital and general corporate purposes, are based on a borrowing base that comprises accounts receivable and direct to consumer deposits. Borrowings under the Loan Agreement are secured by a first priority security interest in the assets of RealNetworks and Napster. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 5.5%, with monthly payments of interest only and principal due at the end of the two-year term. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $3.5 million unrestricted cash at the bank. We are in the process of negotiating the customary covenants for 2021, and we do not expect the resulting revisions to have a material effect on the Loan Agreement.
In December 2020, at the time of closing the sale of Napster, as further described in Note 4. Acquisitions and Dispositions, borrowings of $3.9 million on the Revolver were repaid in full and certain terms were amended, including the removal of Napster as a party to the lending agreement and maintaining a minimum balance of $1.5 million unrestricted cash at the bank, a reduction from the prior requirement of a minimum balance of $3.5 million of unrestricted cash.
In February 2021, we entered into an amendment with the bank on our Revolver, whereby the borrowing base for the Revolver is comprised of accounts receivable and direct to consumer deposits for RealNetworks only. Borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Revolver matures August 1, 2022.
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were $0.2 million at December 31, 2020 and are included in Deferred costs, current on our consolidated balance sheets.

Note 10.	Restructuring and Other Charges
Restructuring and other charges in 2020 and 2019 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which include severance costs due to workforce reductions. Asset related and other costs in 2020 primarily related to the impairment of an operating lease asset. Asset related and other costs in 2019 primarily related to the termination of certain contracts as we continued to shift focus onto free-to-play games that offer in-game purchases of virtual goods and away from the premium mobile games that require a one-time purchase.

Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the year ended December 31, 2020	$1,288	$1,241	$2,529
Costs incurred and charged to expense for the year ended December 31, 2019	$1,226	$728	$1,954
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2020 and 2019 (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability as of December 31, 2018	$755	$—	$755
Costs incurred and charged to expense for the year ended December 31, 2019, excluding noncash charges	1,226	174	1,400
Cash payments	(1,871)	—	(1,871)
Accrued liability as of December 31, 2019	110	174	284
Costs incurred and charged to expense for the year ended December 31, 2020	1,288	—	1,288
Cash payments	(1,052)	(174)	(1,226)
Accrued liability as of December 31, 2020	$346	$—	$346

Note 11.	Shareholders’ Equity
Accumulated Other Comprehensive Loss

Changes in components of accumulated other comprehensive loss (in thousands):

	Years Ended December 31,
	2020	2019
Foreign currency translation
Accumulated other comprehensive loss, beginning of period	$(61,323)	$(61,118)
Translation adjustments	909	(205)
Napster disposition	(227)	—
Net current period other comprehensive income (loss)	682	(205)
Accumulated other comprehensive loss balance, end of period	$(60,641)	$(61,323)

Preferred Stock.    Each share of Series A preferred stock entitles the holder to one votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.

In February 2020, Mr. Glaser, Chairman of the Board and Chief Executive Officer of RealNetworks, invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of 8,064,516 shares of Series B preferred stock. The Series B preferred stock is non-voting and is convertible into common stock on a one-to-one basis subject to the limitation described in Note 19. Related Party Transactions. The Series B preferred stock has no liquidation preference and no preferred dividends.
Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors if and when determination of a new series of preferred stock has been established.

Note 12.	Employee Stock and Benefit Plans
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
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2020, there were 3.7 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces and each restricted stock unit forfeited or canceled increases the shares available for future grant by a factor of 1.6 shares. Each stock option granted reduces and each stock option forfeited or canceled increases the shares available for future grant by a factor of one share.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options and restricted stock, and was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Total stock-based compensation expense	$1,420	$2,881
The total stock-based compensation amounts disclosed above are recorded in the respective line items within operating expenses in the consolidated statements of operations. Included in the expense for 2019 was stock compensation recorded for 2018 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2019. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2020 or 2019. As of December 31, 2020, we had $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
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
 The fair value of options granted used the following weighted average assumptions:

	Years ended December 31,
	2020	2019
Expected dividend yield	—%	—%
Risk-free interest rate	0.37%	2.12%
Expected term (years)	4.8	4.0
Volatility	45%	41%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2018	698	$2.63
Granted	701	2.54
Vested	(499)	3.10	$1,547
Forfeited/Canceled	(55)	3.33
Nonvested shares, December 31, 2019	845	$2.24
Granted	1,446	1.49
Vested	(218)	1.89	$412
Forfeited/Canceled	(270)	2.38
Nonvested shares, December 31, 2020	1,803	$1.65

At December 31, 2020, the aggregate intrinsic value of restricted stock awards was $2.8 million and the weighted average remaining contractual term was approximately two years.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	7,328	$4.56
Options granted at common stock price	988	2.33	$0.81
Options exercised	—	—
Options cancelled	(845)	4.67
Outstanding, December 31, 2019	7,471	$4.25
Options granted at common stock price	2,382	1.26	$0.47
Options exercised	—	—
Options cancelled	(3,354)	4.59
Outstanding, December 31, 2020	6,499	$2.97
Exercisable, December 31, 2020	3,304	$4.06
Vested and expected to vest, December 31, 2020	5,262	$3.21

As of December 31, 2020, the weighted average remaining contractual life of the options was as follows: outstanding options 4.7 years; exercisable options 3.6 years; and vested and expected to vest options 4.5 years. As of December 31, 2020, the aggregate intrinsic values for our outstanding, exercisable, and vested and expected to vest options were $0.7 million, insignificant, and $0.5 million, respectively.
The aggregate intrinsic value of stock options exercised in 2020 was zero, and for 2019 was insignificant.
Retirement Savings Plan. We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. We match a percentage of employee contributions up to certain limits. During the years ended December 31, 2020 and 2019, we contributed $0.3 million and $0.3 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 13.	Income Taxes
Components of income (loss) from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2020	2019
United States operations	$(8,241)	$(11,483)
Foreign operations	3,182	(3,043)
Income (loss) before income taxes	$(5,059)	$(14,526)

Components of income tax expense (benefit) (in thousands):

	Years ended December 31,
	2020	2019
Current:
United States federal	$202	$214
State and local	20	39
Foreign	530	451
Total current	752	704
Deferred:
United States federal	(495)	(54)
Foreign	(202)	52
Total deferred	(697)	(2)
Total income tax expense (benefit)	$55	$702
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 21% in 2020 and 2019) from continuing operations before income taxes due to the following (in thousands):

	Years ended December 31,
	2020	2019
United States federal tax expense (benefit) at statutory rate	$(1,062)	$(3,050)
State taxes, net of United States federal tax expense (benefit)	(807)	629
Change in valuation allowance	2,545	2,528
Non-deductible stock compensation	1,406	253
Impact of non-U.S. jurisdictional tax rate difference	(169)	(116)
Research and development tax credit	(183)	(67)
Non-U.S. withholding tax	229	170
Change in indefinite reinvestment assertion	(8)	(72)
Contingent consideration	(1,806)	210
Other	(90)	217
Total income tax expense (benefit)	$55	$702

Net deferred tax assets, which are recorded at December 31, 2020 and December 31, 2019 using a 21% tax rate, are comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
United States federal net operating loss carryforwards	$67,451	$85,270
Deferred expenses	314	3,226
Research and development tax credit carryforwards	13,350	19,694
Right of use asset	2,103	2,696
Stock-based compensation	1,498	2,697
State net operating loss carryforwards	8,516	13,880
Foreign net operating loss carryforwards	27,589	34,079
Deferred revenue	27	900
Equipment, software, and leasehold improvements	1,841	2,922
Intangibles	7,392	6,216
Other	1,370	455
Gross deferred tax assets	131,451	172,035
Less valuation allowance	(128,314)	(160,783)
Gross deferred tax assets, net of valuation allowance	$3,137	$11,252
Deferred tax liabilities:
Other intangible assets	$(158)	$(4,667)
Lease liability	(1,579)	(2,333)
Undistributed foreign earnings	(937)	(909)
Other	(683)	(838)
Net unrealized gains and basis differences on investments	—	(2,916)
Gross deferred tax liabilities	(3,357)	(11,663)
Net deferred tax liabilities	(220)	(411)
Less: net deferred tax liabilities - discontinued operations	—	(96)
Net deferred tax liabilities - continuing operations	$(220)	$(315)

As of December 31, 2020, we maintained a valuation allowance of $128.3 million for our deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $32.5 million decrease and a $23.5 million increase during the years ended December 31, 2020 and 2019, respectively. The net decrease in the valuation allowance since December 31, 2019 of $32.5 million was primarily the result of the disposition of Napster for which the Company maintained a valuation allowance.
RealNetworks' U.S. federal net operating loss carryforwards totaled $321.2 million and $406.0 million at December 31, 2020 and 2019, respectively. The decrease is mainly due to net operating loss carryforwards from the disposition of Napster, offset by the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2020 are from prior U.S. taxable losses and from acquired subsidiaries that are limited under Internal Revenue Code Section 382. These net operating loss carryforwards expire between 2024 and 2037.
Income tax receivables were $0.1 million and $1.8 million at December 31, 2020 and 2019.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $13.4 million and $19.7 million at December 31, 2020 and 2019. The research and development credit carryforwards expire between 2021 and 2040.
As of December 31, 2018, the Company no longer intends to indefinitely reinvest substantially all of the Company's foreign earnings outside of the U.S. We have a recorded deferred tax liability of $0.9 million as of December 31, 2020 and 2019 for local country and foreign withholding taxes associated with the repatriation of such foreign earnings.

As of December 31, 2020 and 2019, RealNetworks had $0.7 million and $5.0 million in uncertain tax positions, respectively. The decrease in uncertain tax positions is primarily the result of the Napster disposition, for which unrecognized tax positions were removed relating to federal research and development tax credit carryforward risks, as well as transfer pricing risks in certain foreign jurisdictions. The remaining unrecognized tax benefits are due to federal research and development tax credit carryforward risks. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2020, we have no accrued interest or penalties related to uncertain tax positions.

Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years ended December 31,
	2020	2019
Balance, beginning of year	$5,020	$374
Increases related to prior year tax positions	77	4,125
Decreases related to prior year tax positions	(4,564)	(85)
Increases related to current year tax positions	122	606
Balance, end of year	$655	$5,020

Note 14.	Loss Per Share
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

	Years ended December 31,
	2020	2019
Net loss from continuing operations attributable to RealNetworks	$(4,830)	$(15,065)
Net loss from discontinued operations attributable to RealNetworks	(22)	(4,936)
Net loss attributable to RealNetworks	$(4,852)	$(20,001)

Weighted average common shares outstanding used to compute basic EPS	38,272	37,994
Dilutive effect of stock based awards and Series B Preferred Stock	—	—
Weighted average common shares outstanding used to compute diluted EPS	38,272	37,994

Net loss per share attributable to RealNetworks - Basic:
Continuing operations	$(0.13)	$(0.40)
Discontinued operations	—	(0.13)
Total net loss per share - Basic	$(0.13)	$(0.53)
Net loss per share attributable to RealNetworks - Diluted:
Continuing operations	$(0.13)	$(0.40)
Discontinued operations	—	(0.13)
Total net loss per share - Diluted	$(0.13)	$(0.53)
Approximately 6.8 million and 7.7 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2020 and 2019, respectively, because of their antidilutive effect.
During 2020, 8,064,516 shares of Series B preferred stock were issued. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 19. Related Party Transactions. During the year ended December 31, 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

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
In 2020, we recorded $1.1 million of lease impairment charges for an office space previously vacated. This charge was recognized in restructuring and other charges on the consolidated statements of operations.
In 2020, we entered into an amendment that extended an office lease, resulting in a right-of-use asset obtained in exchange for lease obligations of $0.9 million.
Details related to lease expense and supplemental cash flow were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$4,118	$4,360
Variable lease expense	711	758
Sublease income	(1,330)	(1,363)
Net lease expense	$3,499	$3,755

Operating cash outflows for lease liabilities	$4,356	$4,403

Details related to lease term and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	3 years	4 years
Weighted-average discount rate	4.95%	4.66%

Future minimum lease payments as of December 31, 2020 are as follows (in thousands):

Office Leases
2021	$3,599
2022	2,899
2023	2,600
2024	1,867
2025	195
Total minimum payments (a)	11,160
Less: Imputed interest	950
Present value of total minimum payments (b)	$10,210
(a) Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $5.1 million; minimum payments also have not been reduced by sublease rentals of $2.7 million due in the future under subleases.
(b) $6.8 million is included in Long-term lease liabilities and $3.4 million is included in Accrued and other current liabilities on the consolidated balance sheets.

Note 16.	Commitments and Contingencies
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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this matter as of December 31, 2020 as it is early in the litigation and any potential liability cannot be reasonably estimated.

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

Note 18.	Segment Information
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services, our integrated RealTimes® platform which is sold to mobile carriers and our computer vision platform, SAFR (Secure Accurate Facial Recognition); and (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games and games licenses, games subscription services, and in-game advertising and advertising on games sites.
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items may also include changes in the fair value of the contingent consideration liability, restructuring charges and stock compensation charges.
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

Segment results for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Consumer Media

	2020	2019
Revenue	$12,581	$13,170
Cost of revenue	2,273	3,031
Gross profit	10,308	10,139
Operating expenses	8,889	11,186
Operating income (loss)	$1,419	$(1,047)
Mobile Services

	2020	2019
Revenue	$26,889	$27,143
Cost of revenue	6,725	7,500
Gross profit	20,164	19,643
Operating expenses	24,787	29,340
Operating income (loss)	$(4,623)	$(9,697)

Games

	2020	2019
Revenue	$28,592	$25,489
Cost of revenue	7,451	6,975
Gross profit	21,141	18,514
Operating expenses	19,936	20,220
Operating income (loss)	$1,205	$(1,706)

 Corporate

	2020	2019
Cost of revenue	$16	$(280)
Operating expenses	3,009	14,894
Operating income (loss)	$(3,025)	$(14,614)

Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years ended December 31,
	2020	2019
United States	$43,704	$39,724
Europe	9,375	10,632
Rest of the World	14,983	15,446
Total	$68,062	$65,802

Long-lived assets (consists of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands):

	December 31,
	2020	2019
United States	$18,318	$20,515
Europe	7,638	7,221
Rest of the World	1,227	1,790
Total long-lived assets	$27,183	$29,526

Note 19.	Related Party Transactions
The sale of Napster closed on December 30, 2020. For additional details, see Note 4. Acquisitions and Dispositions.
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
In July 2020, Mr. Glaser invested $0.7 million into a RealNetworks subsidiary, Scener. Scener is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. The July 2020 funding was in addition to $0.8 million that Mr. Glaser had previously directly invested in 2019. In August 2020, this same subsidiary entered into agreements and received $1.4 million in funding from outside investors. The 2020 investments were in the form of SAFEs, as described in Note 5. Fair Value Measurements. As of December 31, 2020, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
RealNetworks, Inc.
Seattle, Washington

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of RealNetworks, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2019 financial statements to retrospectively apply the accounting for discontinued operations, as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2019 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2019 financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Contingent Consideration Liability
As described in Notes 4 and 5 to the consolidated financial statements, the Company acquired a controlling interest in Rhapsody International, Inc. (doing business as Napster) in January 2019, which included contingent consideration as part of the purchase price. The amount of contingent consideration payable is limited to the amount received in selling the acquired interests over five years following the acquisition if the proceeds are less than $15 million. All of the interests in Napster held by the Company, including the acquired interests, were sold in December 2020. In connection with this transaction, the Company estimated the fair value of the contingent consideration liability based on a probability-weighted valuation methodology. Management estimated the fair value of the liability as of December 31, 2020 to be $4.8 million. The fair value of the liability decreased by $8.6 million during the year ended December 31, 2020.

We identified the measurement of the fair value of the contingent consideration liability to be a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the purchase agreement terms in relation to contract law; and (ii) the evaluation of the settlement amount probabilities. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge in contract law.

The primary procedures we performed to address this critical audit matter included:

•Recalculating the allocation of the proceeds from the sale of Napster to the interests sold, including the acquired interests, to assess the probabilities utilized by management for estimating the fair value of the contingent consideration liability.

•Utilizing professionals with specialized skills and knowledge in contract law to assist in the interpretation and assessment of the appropriateness of management’s evaluation and assumptions within the terms of the purchase agreement.

Revenue Recognition – Business-to-Business Software Licensing, Subscription Services, and Product Sales
As described in Note 3 to the consolidated financial statements, the Company generates revenue from various sources including software licensing, subscription services, product sales, and advertising. Certain of the Company’s revenue agreements relating to software licensing, subscription services, and product sales with business-to-business customers contain multiple performance obligations and the Company must identify those performance obligations and recognize revenue at a point in time or over time depending on the nature of the performance obligation.

We identified the process of the identification of performance obligations and the recognition of revenue for business-to-business software licensing, subscription services, and product sales based on the nature of each performance obligation as a critical audit matter. Auditing these transactions was challenging and complex due to the volume of contracts and unique contract terms requiring significant effort to assess and identify the performance obligations within these agreements which determines the pattern of revenue recognition for each performance obligation.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to evaluation of performance obligations and their pattern of revenue recognition.

•Examining a sample of revenue contracts and other source documents to test management’s identification of significant terms and application of their revenue recognition policy by: (i) identifying each distinct performance obligation and (ii) assessing the determination of the appropriate pattern of revenue recognition for each performance obligation.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.

Seattle, Washington

March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
RealNetworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively present the disposition of Napster as discontinued operations as described in Note 4, the consolidated balance sheet of RealNetworks, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). The 2019 consolidated financial statements before the effects of the adjustments described in Note 4 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively present the disposition of Napster as discontinued operations described in Note 4, present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively present the disposition of Napster as discontinued operations described in Note 4 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company's auditor from 1994 to 2020.

Seattle, Washington
March 30, 2020

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As previously reported on our Form 8-K dated May 26, 2020, we, following an evaluation of audit fees and costs and at the direction of our audit committee, chose not to renew the engagement of KPMG LLP ("KPMG"), which was then serving as the company’s independent registered public accounting firm. We notified KPMG on May 26, 2020 that it would be dismissed as our independent registered public accounting firm, effective immediately. The decision to change independent registered public accounting firm was approved by the Audit Committee of the RealNetworks Board of Directors. On May 26, 2020, the audit committee approved the appointment of BDO USA, LLP ("BDO") as RealNetworks' new independent registered public accounting firm.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2020, RealNetworks maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2021 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2021 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2021 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.
Equity Compensation Plans
As of December 31, 2020, we had awards outstanding under three equity compensation plans. These plans, which have been approved by our shareholders, with the exception of the RealNetworks, Inc. 2020 Inducement Equity Plan (2020 Plan), include the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan) and the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP).
All new equity awards are issued under the 2005 Plan, except for certain qualifying inducement awards that are awarded under the 2020 Plan. In 2007, our shareholders approved the 2007 ESPP.
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	7,167	$2.97	2,320	(1)(2)
Equity compensation plans not approved by security holders	1,135	-	1,365
Total	8,302	$2.97	3,685	(3)

(1)On January 1, 2008, the 2007 ESPP became effective; the Company suspended the 2007 ESPP effective January 1, 2020. Column (c) above excludes an aggregate of 0.1 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.
(2)Includes shares available for future issuances pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of their quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.
(3)The total securities in column (a) include 6,499 stock options and 1,803 restricted stock units and awards. The weighted average exercise prices in column (b) relate to the stock options only; restricted stock units and awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2021 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2021 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss — Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows — Years Ended December 31, 2020 and 2019
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 15, 2021.

Signature	Title

/s/ ______ROBERT GLASER________ Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ _______JUDD LEE ___________ Judd Lee	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ _______BRUCE A. JAFFE________ Bruce A. Jaffe	Director

/s/ ____CHRISTOPHER R. JONES____ Christopher R. Jones	Director

/s/ _______DAWN G. LEPORE_______ Dawn G. Lepore	Director

/s/ _______ERIK E. PRUSCH________ Erik E. Prusch	Director

/s/ ______MICHAEL B. SLADE______ Michael B. Slade	Director

/s/ _______TIM WAN______________ Tim Wan	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2		Purchase Agreement dated as of January 18, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)	10-Q	001-37745	2.1	05/09/19
2.3		First Amendment to Purchase Agreement, dated as of June 11, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)	10-Q	001-37745	2.2	08/06/19
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Second Amended and Restated Shareholder Rights Plan dated as of November 30, 2018 by and between RealNetworks, Inc. and Computershare Inc., including the form of Certificate of Designation, the form of Rights Certificate, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.	8-K	001-37745	4.1	11/30/18
4.2		RealNetworks, Inc. Designation of Rights and Preferences of Series B Preferred Stock	8-K	001-37745	4.1	02/11/20
10.1		Shareholder Rights Plan Exception Agreement, dated as of April 15, 2016, between RealNetworks, Inc. and Ariel Investments, LLC	8-K	000-23137	10.1	04/15/16
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on September 19, 2016	10-K	001-37745	10.3	02/27/17
10.3	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.4	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.5	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.6	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective September 19, 2016	10-K	001-37745	10.13	02/27/17
10.7	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.8	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13
10.9	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13
10.10	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan	S-8	333-249671	4.1	10/26/20
10.11	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan - Form of Stock Option Agreement	S-8	333-249671	4.2	10/26/20
10.12	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan - Form of Restricted Stock Unit Agreement	S-8	333-249671	4.3	10/26/20
10.13		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.14	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.17		Series B Preferred Stock Purchase Agreement dated February 10, 2020 by and between RealNetworks, Inc. and Rob Glaser	8-K	001-37745	10.1	02/11/20
10.18	†	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser	10-Q	000-23137	10.2	11/06/14
10.19	†	Offer Letter dated January 7, 2013 between RealNetworks, Inc. and Max Pellegrini	10-Q	000-23137	10.1	05/08/13
10.20	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.21	†	Offer Letter dated March 29, 2017 between RealNetworks, Inc. and Cary Baker	10-Q	001-37745	10.1	05/04/17
10.22	†	Employment Agreement date August 17, 2020 between RealNetworks, Inc. and Michael Ensing	10-Q	001-37745	10.1	11/04/20
10.23	†	Offer Letter dated March 20, 2020 between RealNetworks, Inc. and Judd Lee	10-Q	001-37745	10.1	08/06/20
10.24	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.25	†	Form of MBO Plan Document under the RealNetworks, Inc. 2019 Executive Compensation Program	8-K	001-37745	10.1	04/05/19
10.26	†	Form of MBO Plan Document under the RealNetworks, Inc. 2020 Executive Compensation Program	8-K	001-37745	10.1	06/19/20
10.27	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.28	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.29		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.30		Loan and Security Agreement, dated as of August 1, 2019, by and among RealNetworks, Inc., Rhapsody International Inc., RealNetworks Digital Music of California, Inc., and Western Alliance Bank	10-Q	001-37745	10.1	08/06/19
10.31		Promissory note dated April 24, 2020	8-K	001-37745	10.1	04/29/20
10.32		Support Agreement by and among RealNetworks, Inc., Rhapsody International Inc., and MelodyVR Group PLC, dated August 25, 2020	8-K	001-37745	10.1	08/27/20
16.1		Letter from KPMG LLP to the Securities and Exchange Commission dated May 29, 2020	8-K	001-37745	16.1	05/29/20

21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of BDO USA, LLP
23.2	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Judd Lee, Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Judd Lee, Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
†	Indicates management contract or compensatory plan.
s	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
*	Filed herewith.
**	Furnished herewith.