Form 10-K/A
period 2020-12-31
REALNETWORKS INC
filed 2021-04-06
CIK 1046327

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes      No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No

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
The number of shares of the registrant’s common stock outstanding as of March 31, 2021 was 38,602,450.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on March 15, 2021, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2021 annual meeting of shareholders. Our 2021 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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

 PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of March 31, 2021. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	59	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	56	Lead Independent Director (2*, 3)	3	2015
Christopher R. Jones	51	Director	1	2016
Dawn G. Lepore	67	Director (2, 3*)	1	2013
Erik E. Prusch	54	Director (1*)	1	2019
Michael B. Slade	63	Director (1)	2	2011
Tim Wan	50	Director (1)	2	2019

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors
Christopher R. Jones	Mr. Jones serves as SVP of Product for Amperity, Inc., a privately held company providing the world’s first intelligent customer data platform. Prior to joining Amperity, Mr. Jones spent over 25 years at Microsoft Corporation in leadership roles in product management and product development. As Engineering Director for Microsoft, a position he held from October 2015 to May 2018, he co-created Microsoft Healthcare NExT, an incubator created to accelerate healthcare innovation through artificial intelligence and cloud computing. From February 2000 to October 2015, he served as a Corporate Vice President in various business divisions at Microsoft, including OneDrive & SharePoint, Windows Services, and Windows, where he led the engineering teams for several Microsoft products, such as OneDrive and OneDrive for Business, SharePoint Online and SharePoint Server, Outlook.com and other consumer services, and Windows XP. Mr. Jones joined Microsoft in August 1991. Mr. Jones holds a B.S. degree in mathematical and computational sciences from Stanford University.	Senior leadership experience Extensive experience in software engineering and development

Dawn G. Lepore
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Since July 2019, Ms. Lepore serves on the board of directors of publicly traded Accolade, Inc., a provider of personalized health and benefits solutions; and since May 2015, she serves on the board of directors of publicly traded loanDepot, Inc., a retail mortgage lender. Ms. Lepore previously served on the boards of directors of Quotient Technology Inc. from February 2012 to November 2017, AOL Inc. from October 2012 until its sale to Verizon Communications Inc. in July 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. She also currently serves, and in the past has served, on the boards of several privately held companies. Ms. Lepore holds a B.A. degree from Smith College.

Executive leadership experience Business strategy experience Experience with business and financial matters Extensive experience as a director of public and private companies

Erik E. Prusch
Mr. Prusch was chief executive officer at Harland Clarke Holdings Corp., a provider of integrated payment solutions and integrated marketing services, a position he held from January 2019 through March 2019. Previously, Mr. Prusch served as chief executive officer and a member of the board of directors of Outerwall Inc. (formerly, Coinstar, Inc.), a provider of automated retail solutions, from July 2015 until its sale to a private equity firm in September 2016. Mr. Prusch also served as interim president, Redbox Automated Retail, LLC, a wholly-owned subsidiary of Outerwall, beginning December 2015. Previously, Mr. Prusch served as chief executive officer of NetMotion Wireless, Inc. from January 2014 to November 2014 and of Lumension Security, Inc. from May 2014 to November 2014, both providers of mobile and enterprise security products and services. He also served as an advisor to Clearlake Capital, a private equity fund, from January 2014 to November 2014. Prior to that, Mr. Prusch served as chief executive officer and president of Clearwire Corporation, a provider of 4G wireless broadband services, from August 2011 until July 2013, as its chief operating officer from March 2011 to August 2011, and as its chief financial officer from August 2009 to March 2011; he served as a member of the board of directors of Clearwire from February 2012 to July 2013. Before that, Mr. Prusch served as president and chief executive officer of Borland Software Corporation, a provider of enterprise software tools and solutions, from December 2008 to July 2009 and as its chief financial officer from November 2006 to December 2008. Previous to Borland, Mr. Prusch served in various finance roles at Intuit Inc., a provider of business and financial management solutions software; Identix Incorporated, a provider of identification and authentication platforms and solutions; and Gateway Computers, a computer hardware company. He began his career at Touche Ross, an accounting firm, and PepsiCo, a food and beverage processing company. Mr. Prusch holds a Bachelor’s degree from Yale University and an M.B.A. from the NYU’s Stern School of Business.

Executive leadership experience

Business strategy experience

Extensive experience, expertise and background with business, accounting and financial matters

Significant experience as a director of public companies

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

Executive leadership experience Business strategy and management advisory experience Executive-level experience with technology companies Experience as a director of public and private companies

Tim Wan	Mr. Wan is the Chief Financial Officer at Asana, Inc., a publicly traded company that develops and offers a SaaS-based work management platform. Previously, Mr. Wan served as Chief Financial Officer of Apigee Corporation, a cloud-based API management and predictive analytics software provider, from March 2015 until its sale to Google, Inc. in November 2016. From 2000 to February 2015, Mr. Wan held various positions at RealNetworks, most recently serving as its Senior Vice President, Chief Financial Officer and Treasurer beginning April 2012. Mr. Wan holds a B.A. in economics from the University of California, Los Angeles and an M.B.A. from the University of Southern California.
Executive leadership experience

Business strategy experience

Extensive experience, expertise and background with business, accounting and financial matters

Executive-level experience with technology companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 3 Directors
Bruce A. Jaffe
Mr. Jaffe is a consultant and investor with Three Point Group, LLC, which he founded in 2008 and which focuses on early stage and growth technology companies. Mr. Jaffe previously served as President and Chief Executive Officer of Donuts Inc., a privately held registry operator of top-level domain names, from January 2017 through its sale to a private equity firm in November 2018. Mr. Jaffe served as Chief Financial Officer and EVP Corporate Development of Glam Media, a privately held media company, from May 2010 to December 2011. From June 1995 through February 2008, Mr. Jaffe held various positions at Microsoft Corporation, most recently serving as its Corporate Vice President, Corporate Development, where he managed M&A, investments, and strategic transactions. Mr. Jaffe serves as a director of several privately held companies. Mr. Jaffe holds a B.S. degree from UC Berkeley and an M.B.A. from the Stanford University Graduate School of Business.

Senior leadership experience, in the U.S. and Europe

Business strategy and management advisory experience

Extensive experience, expertise and background with business, accounting and financial matters

Executive-level experience with global technology companies, including companies focused on networking, mobile, and wireless communications

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
Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current executive officers as of March 31, 2021 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Michael Ensing	53	President and Chief Operating Officer
Christine Chambers	44	Senior Vice President, Chief Financial Officer and Treasurer
Michael Parham	57	Senior Vice President, General Counsel and Corporate Secretary
Michael Ensing has served as our President and Chief Operating Officer since August 2020. Earlier in 2020, Mr. Ensing served as our interim Chief Financial Officer, from February to April, and as a strategic advisor for four weeks before and two weeks after his interim service. He was not a contractor or an employee of RealNetworks from May 6, 2020 until his appointment as Chief Operating Officer in August. Prior to joining RealNetworks, Mr. Ensing served, from October 2014 to November 2019, as Chief Financial Officer of TVI, Inc., doing business as Savers, Value Village and Unique stores, a Washington-based company. Prior to that, Mr. Ensing served in Chief Operating Officer and Chief Financial Officer roles at Knowledge Universe, from 2012 to 2014, and in various financial leadership positions at Microsoft Corporation, from 2004 to 2012. Earlier in his career, Mr. Ensing served in various roles at consulting companies, including McKinsey & Co. and Deloitte Consulting. Mr. Ensing holds an M.B.A. from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree from the University of Michigan.
Christine Chambers has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2021. Prior to that, she served as Vice President, Finance for Rosetta Stone Inc, from June 2018 to March 2021. From May 2016 to June 2018, Ms. Chambers served as RealNetworks’ Vice President, Finance. Previously, she served as an independent finance consultant, beginning 2015, and as Deputy Director Budget and Planning at the Bill & Melinda Gates Foundation, from 2013 to 2015. For eight years, from 2005 to 2013, she held several positions within the finance department of RealNetworks. Ms. Chambers holds a Bachelor’s degree in finance from Loughborough University (in the UK) and an M.B.A. from the University of Washington. She is an Associate member of the Chartered Global Management Accountants (CGMA)
Michael Parham has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2012, and previously had served as Associate General Counsel since January 2004. Prior to joining our legal department in March 2000, Mr. Parham was an attorney with IBM, serving as Regional Counsel for IBM's Midwest region in Chicago. Mr. Parham began his legal career with the law firm of Chapman and Cutler in Chicago. Mr. Parham holds a J.D. from the University of Michigan Law School.
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
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2020 annual meeting of RealNetworks shareholders filed with the SEC on October 30, 2020.
Audit Committee of the Board
We have a standing Audit Committee of the Board of Directors comprised of Messrs. Prusch, Slade, and Wan. For the period from January 1, 2020 through March 6, 2020, the Audit Committee was composed of Mr. Jaffe as Chair and Messrs. Jones and Slade as members; on March, 7, 2020, Messrs. Prusch and Wan were appointed to the Audit Committee; from April 17, 2020 through December 31, 2020, the Audit Committee was composed of Mr. Prusch as Chair and Messrs. Jones, Slade, and Wan as members. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Prusch as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Prusch is independent.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis describes the principles underlying our executive compensation program and discusses how those principles affected our policies and decisions regarding the compensation of our named executive officers. This compensation discussion and analysis includes disclosures on a voluntary basis given our status as a smaller reporting company.
EXECUTIVE SUMMARY FOR 2020
Overview. 2020 was a year of strong achievements for RealNetworks in spite of the unprecedented and widespread challenges associated with the global pandemic. The COVID-19 pandemic and resulting economic downturn added complexity, uncertainty and risk to the general business environment and to our different businesses in varying ways and to varying degrees. In response, during 2020, we changed certain strategy and product plans in order to address implications of the pandemic to our businesses. We laid off some employees and furloughed some additional employees in the early days of the pandemic; happily, we were able to bring those furloughed employees back to work during the second quarter of 2020. We also reduced some other expenditures. Due in large part to our quick response to the pandemic environment and related strategic pivot, our 2020 financial results were positive, with higher revenue from two of our key growth initiatives - SAFR and free-to-play mobile games - and expenses were lower due to our cost reduction efforts and the reallocation of resources.
We ended 2020 with a much stronger balance sheet. On December 30, 2020, RealNetworks sold its 84% interest in Rhapsody International, Inc., operating under the Napster brand, to MelodyVR Group, plc, a UK-based AIM-listed company. At the closing, MelodyVR assumed approximately $44 million of Napster's assets and liabilities, primarily relating to music licensing. RealNetworks received $10.6 million in MelodyVR stock and $6.7 million in cash as debt repayment and liquidation preference plus $3.0 million of cash to be held in an 18-month indemnity escrow. Approximately $4.8 million of these proceeds are payable to a third party in satisfaction of a contingent consideration obligation associated with our purchase of their stake in Rhapsody.
During 2020 Rob Glaser consistently led all company efforts as our Chairman and Chief Executive Officer. This consistent leadership helped attenuate the impact of changes to the senior leadership team. Specifically, during the first quarter of 2020 Judd Lee was hired as Chief Financial Officer following the departure of Cary Baker, and during the third quarter Michael Ensing was hired as President and Chief Operating Officer following the departure of Max Pellegrini. Michael Parham continued to serve as General Counsel throughout the year. Mr. Lee recently left RealNetworks and Christine Chambers was named Chief Financial Officer in March 2021.
Our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. Our compensation philosophy and program for 2020 were consistent with prior years.
Financial Results. Overall, our 2020 financial results reflect efforts to advance key growth initiatives, enhance profitability, and improve cost structure. Consolidated revenue from continuing operations increased by 3% from 2019 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Note that, for accounting purposes, Napster’s financial results were reported as discontinued operations, thus not included in our consolidated results from continuing operations for 2020 or 2019. The increase in revenue reflected a $3.1 million increase in revenue from our Games segment, but slight decreases in our Consumer Media and Mobile Services segments. Operating expenses decreased 25% year over year, although, after normalizing for certain one-time and non-cash items including a reduction in the contingent consideration liability, the decrease was 14%. Net loss from continuing operations attributable to RealNetworks improved significantly from a loss of $15.1 million in 2019 to a loss of $4.8 million in 2020; the 2020 loss included a one-time gain of $8.6 million and the 2019 loss included a one-time gain of $12.3 million, both recognized in connection with transactions involving our interest in Napster. Adjusted EBITDA also significantly improved from a loss of $19.9 million in 2019 to a loss of $8.6 million in 2020, as we invested in our key growth initiatives and improved overall efficiencies. Adjusted EBITDA for 2020 consisted of GAAP net income (loss) from continuing operations including noncontrolling interests, excluding interest income (expense); income tax expense; (gain) loss on equity and other investments, net; foreign currency (gain) loss; acquisitions-related intangible asset amortization; depreciation and amortization; fair value adjustments to contingent consideration liability; restructuring and other charges; and stock-based compensation.
Our incentive bonus program for 2020 was based on achievement against financial goals related to contribution margin, with a revenue achievement requirement, as well as achievement of strategic objectives largely focused on driving our key growth initiatives. The program paid out to Mr. Glaser at a higher level than 2019 due to successful execution of strategic goals and financial achievement, but also due to the fact that Mr. Glaser decided to forgo a 2019 bonus payout due to uncertainty surrounding the pandemic. Mr. Ensing’s bonus payout was guaranteed based on negotiations surrounding his recruitment to join the company in August 2020, and Mr. Parham’s 2020 bonus payout was the same as his 2019 bonus payout based on achievement of strategic goals and falling short of financial goals (which, unlike Mr. Glaser’s did not include the performance of the Napster business).
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth and strategic initiatives.
Our named executive officers for 2020 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer
Michael Ensing    President & Chief Operating Officer (joined RealNetworks on August 17, 2020)
Michael Parham    Senior Vice President, General Counsel and Corporate Secretary
As a smaller reporting company, we have three named executive officers for fiscal year 2020.
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2020, all of our named executive officers participated in the Executive Bonus Plan.
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
Please note that for 2020 we defined “contribution margin by reportable segment” as operating income (loss) including other income (expense) net, but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; fair value adjustments to contingent consideration liability; stock-based compensation; restructuring and other charges; and foreign currency (gain) loss.

2020 Compensation Highlights.
Highlights relating to our named executive officers, generally:
•Two of our three 2020 named executive officers were also named executive officers in 2019; the third 2020 named executive officer is new to RealNetworks.
•Neither of our continuing executive officers received any increase to annual base salary during 2020.
•2020 incentive bonus payout for Mr. Glaser was at target and not comparable to the prior year as he chose to forgo any 2019 incentive bonus payout due to the onset of the pandemic, for Mr. Ensing was a guaranteed amount that had been competitively negotiated at the time of his hiring, and for Mr. Parham was below target and equal to his 2019 payout. Mr. Glaser’s financial objectives included Napster results, whereas Mr. Parham’s did not.
•Having forgone a long-term equity award in 2019 due to his then-pending purchase of shares of our preferred stock, Mr. Glaser was granted a long-term equity award in December 2020 as provided for in his 2014 offer letter, as well as a salary replacement option as discussed below; and Mr. Ensing was granted new-hire equity as an inducement to join RealNetworks. Mr. Parham did not receive an equity award in 2020.
Highlights relating to our CEO:
•2020 CEO total compensation as reported in the Summary Compensation Table was below the median of the peer data made available to the Compensation Committee and was also below the 25th percentile.
•Our CEO's total compensation for 2020 was higher than 2019 because Mr. Glaser did not take his 2019 bonus payment in March 2020 to reflect uncertainty at the start of the COVID-19 pandemic, the consideration of capital-raising transactions in the fourth quarter of 2019, the lack of a 2019 long-term equity award, and cost reduction measures meant to improve the company's liquidity and profitability. Mr. Glaser’s 2020 total compensation was on par with years prior to 2019.
•Mr. Glaser's base salary, which is subject to annual review by the Compensation Committee, remained the same as the prior year and was below the median of our peer group. In the second half of 2019 as the company implemented significant operating expense reductions and in an effort to conserve cash, Mr. Glaser reduced his cash salary by 50% for the remainder of the year; his salary returned to 100% as of January 1, 2020.
•Pursuant to the 2020 Executive Bonus Plan, Mr. Glaser was awarded an at-target payout due to achievement of pre-established financial and strategic objectives, 75% of the payout was in the form of fully vested RSUs and 25% was paid out in cash.
•Although in December 2019 Mr. Glaser and the Board agreed that no long-term equity award would be granted as the company analyzed various capital-raising alternatives, Mr. Glaser was granted a long-term equity award in December 2020. Of the total value from equity awards granted to our CEO in 2020, 80% was a long-term equity award granted as a stock option scheduled to vest over four years; 20% was in the form of a stock option, scheduled to vest over 12 months, granted in lieu of cash salary for 2020, thus making a portion of his annual salary more performance-based and less guaranteed than if his salary had been paid solely in cash. We view both of these options as naturally performance-based as they only provide value to the CEO if our stock price increases above the closing price on the grant date. There was no premium added to the option value when replacing the cash salary (i.e., $75,000 of salary for 2020 was granted as options in

2020). The company does not view the CEO's salary replacement option as long-term incentive compensation.
•Our CEO's total direct compensation for 2020 was significantly higher than in 2019 due primarily to voluntary compensation reductions in 2019, but was also far below the median for peer group CEOs.
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
Our executive compensation program provides the following three primary elements of compensation:
•Base salary. Our named executive officers receive base salary so that we can recognize them for their day-to-day contributions and provide competitive pay that encourages retention and recruitment. Base salaries are subject to annual review by our Compensation Committee.
•Annual performance-based incentive bonus. We establish a performance-based incentive bonus plan on an annual basis, under which our named executive officers each have an opportunity to earn a bonus, typically paid in cash (although 75% of Mr. Glaser’s 2020 bonus payout was made in the form of fully vested restricted stock units granted in the first quarter of 2021), upon achievement of certain performance objectives derived from the internal strategic plan we establish for the company each year. The bonuses are intended to motivate our executives to achieve our financial and strategic objectives. These bonuses are typically not guaranteed, except sometimes in the case of newly hired executives.
•Long-term equity compensation. We provide equity-based compensation to our named executive officers to better align their interests with the interests of our shareholders as well as to motivate our officers to enhance the long-term performance of RealNetworks. Equity awards also are an important retention tool for us because the awards typically vest over a multi-year period.
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

EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefits programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2020, our chief executive officer attended all Compensation Committee meetings at the request of the Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his own compensation was discussed or determined.
The Role of the Compensation Consultant. Our Compensation Committee retains the services of Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm. F.W. Cook does not provide any other services to RealNetworks and works with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee. The Compensation Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. F.W. Cook also provides general observations on our compensation programs, but it does not determine or recommend the amount or form of compensation for our named executive officers. A representative of F.W. Cook attends Compensation Committee meetings from time to time, when requested by the Compensation Committee. In 2020, F.W. Cook was primarily utilized to review CEO compensation for the Committee.
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “2016 Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016, 2017, 2018, and 2019. The peer data were updated in 2020 to review CEO compensation, including long-term equity incentive compensation.
The 15 companies in the 2020 Peer Group are publicly traded, U.S.-based software and media content companies. The companies comprising the 2020 Peer Group are:
AutoWeb, Inc.    eGain    Marchex, Inc.
Avid Technology, Inc.    Glu Mobile, Inc.    QuinStreet, Inc.
Blucora, Inc.    Harmonic Inc.    SeaChange International, Inc.
Brightcove Inc.    Leaf Group (fka Demand Media)    TechTarget, Inc.
DHI Group    Limelight Networks, Inc.    Travelzoo Inc.

We consider competitive market data regarding compensation in order to achieve our goals to recruit and retain our executives, but we do not attempt to maintain a certain target percentile within a peer group, nor do we rely solely on such market data. Our management and the Compensation Committee strive to incorporate flexibility into our compensation programs and the assessment process so that we are able to respond to and adjust for the evolving business environment and the value delivered by our named executive officers. In addition to competitive data, we may take into account a variety of other factors, for example, general market conditions, internal equity, an individual’s level of responsibilities, as well as an individual’s recent or future expected contributions.
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2020 annual meeting of shareholders, which took place last November, our shareholders approved the compensation of our named executive officers as disclosed in our 2020 proxy statement by a vote of approximately 99% of the votes cast on the proposal. By the time that this vote was conducted, some of the decisions relating to the 2020 compensation of our executive officers had been made, so the 87% support of shareholders at the 2019 annual meeting was also considered. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2020 say-on-pay vote. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2021 and future compensation programs for our executive officers.
2020 COMPENSATION
Chief Executive Officer Compensation
Upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company's compensation strategy, internal factors, performance, competitive factors and applicable regulatory requirements, Mr. Glaser's compensation for 2020 was substantially consistent with the compensation package structure that he has had since returning to the CEO role in July 2014. For 2020, Mr. Glaser's compensation package included (i) an annualized base salary of $525,000, which was supplemented with stock options having grant date fair value of $75,000; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) a long-term equity award; (iv) severance arrangements as more fully described below; (v) certain perquisites, which for 2020 included facilities-related costs attributable to his personal assistant; and (vi) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2020 CEO compensation review, and Mr. Glaser’s actual 2020 compensation was also below the median of the total compensation for chief executive officers in the 2020 Peer Group companies. Mr. Glaser's 2020 equity compensation is viewed as performance based because it is in stock options, which require the stock price to increase after grant in order to deliver value, with an option award to acquire 138,869 shares that was issued in lieu of $75,000 of cash salary. In March 2021, Mr. Glaser was granted a fully vested RSU award that was paid in lieu of cash pursuant to the 2020 incentive bonus plan and, therefore, which we consider to be part of his total 2020 compensation package.
Cash Salary and Salary Option. Mr. Glaser's annual base salary was intended to remain consistent with prior years at $600,000, with $525,000 to be paid in cash and $75,000 to be paid in the form of an option.
With regard to the salary replacement option that comprised a portion of his annual base salary, again consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option because the Compensation Committee believed that a higher proportion of his compensation should be related to the company’s performance. The stock option in lieu of salary for 2020, granted on February 10, 2020, covered 138,869 shares of our common stock with an exercise price equal to $1.33 per share, which was the closing price of our common stock on the date of grant, and because these were in lieu of a portion of annual salary, the salary replacement option vested ratably each month over the year until fully vested as of December 31, 2020, subject to Mr. Glaser's continued employment with us through each such vesting date. This salary replacement option was granted pursuant to the 2005 Stock Incentive Plan, or 2005 Plan.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2020 Executive Bonus Plan, which is discussed in further detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and contribution margin goals, and strategic goals, all of which are set forth in the discussion below. At the time of adoption of the 2020 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would be paid to executives in cash or in the form of fully vested RSUs, or some combination thereof. During the first quarter of 2021, the Board approved a bonus for Mr. Glaser, pursuant to the 2020 Executive Bonus Plan, equal to $525,000 or 100% of his cash base salary, 25% of which was paid in cash and 75% of which was paid in a number of fully vested RSUs calculated using the closing price of the company’s common stock on The Nasdaq Stock Market on March 15, 2021. The incentive bonus payout was higher than in the prior year because, as discussed in more detail below, the financial goals and strategic objectives were achieved, and Mr. Glaser chose to forgo a bonus payout in the prior year due to the economic uncertainty created by the onset of the COVID-19 pandemic at the time his bonus would have been paid.
Long-Term Equity Award. On December 28, 2020, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser a long-term option to purchase 500,000 shares of our common stock at an exercise price per share equal to $1.45, the closing price of our common stock on the grant date. The Compensation Committee viewed this as the “annual” portion of the equity award, with (i) the 2020 salary replacement option and (ii) the fully vested RSUs awarded in lieu of cash as payment of 75% of his 2020 incentive bonus, comprising the rest of his total 2020 equity awards. The 2020 long-term option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date and 12.5% vesting every six months thereafter, subject to Mr. Glaser’s continued employment with us through each such vesting date. The option is exercisable for up to seven years from the grant date, unless earlier terminated, and was granted pursuant to the 2005 Plan. In December of 2019, as various capital-raising alternatives were being considered, it was determined that no equity award would be granted to Mr. Glaser for 2019.
Stock Ownership Guidelines. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary. Mr. Glaser continued to meet this stock ownership threshold for fiscal year 2020.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The base salaries for our named executive officers were evaluated against data generated by F.W. Cook in its 2016 review. As a result of that assessment and other factors, base salaries for each of our two continuing named executive officers remained unchanged from the prior year, with Mr. Glaser’s total annual base salary remaining at $600,000 and Mr. Parham’s annual base salary remaining at $375,000. Mr. Ensing’s annual base salary, pursuant to his employment agreement, in his role during 2020 as President and Chief Operating Officer was $475,000.

Annual Performance-Based Incentive Bonuses
In June 2020, the Compensation Committee established our 2020 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual's annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, historically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.
Payouts approved under the 2020 Executive Bonus Plan were paid 100% in cash to our employees and senior executives, except for Mr. Glaser, who received 75% of his bonus payout in the form of fully vested RSUs and 25% in cash. Bonus payouts in each of the past several years have had independent determinations as to the form of payment in cash or stock based on liquidity needs. In 2018, the Compensation Committee determined that the payouts approved under the 2018 Executive Bonus Plan would be paid 100% in the form of fully vested RSUs. In 2017 and 2016, bonuses were paid 50% in cash and 50% in equity, and in 2015 100% of the bonus was paid in equity. Because incentive bonuses have, for the predominant part of the company's history, been paid only in cash and the primary purpose for payment in equity is cash preservation, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive's equity compensation.
Each of our named executive officers was eligible to participate in the 2020 Executive Bonus Plan. Mr. Glaser had a target bonus opportunity equal to 100% of his annual cash base salary, and Mr. Parham had a target bonus opportunity equal to 75% of his annual base salary. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives. Pursuant to his employment agreement and in order to provide the necessary incentive to join RealNetworks, Mr. Ensing’s 2020 bonus was guaranteed as to 50% of his target bonus opportunity, prorated to reflect the portion of the year beginning in August 2020 during which he was employed with us. Mr. Ensing’s target bonus opportunity was 100% of his annual base salary, prorated for the portion of the year beginning August 2020 during which he was employed with us. Although he was paid the guaranteed bonus, Mr. Ensing’s financial and strategic goals were consistent with Mr. Glaser’s and Mr. Parham’s.
The following elements were applicable to our 2020 Executive Bonus Plan:
•Performance Criteria - The financial performance criterion used to determine the annual bonuses for the participating named executive officers was contribution margin by reportable segment, with a requirement that a threshold revenue target be achieved. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget.
Consistent with this strategy, the Compensation Committee established revenue as a requirement for achievement of the financial goal under the 2020 Executive Bonus Plan, requiring that actual revenue be at least 95% of target before any amounts could be paid under the plan, because it was a key element of our 2020 business plan and we consider revenue to be a key driver of our growth and success. For Mr. Glaser, the revenue goal was based on total company revenue; for Mr. Parham, the revenue goal was based on total company revenue, excluding Napster.
The Compensation Committee also established contribution margin as a performance metric under the 2020 Executive Bonus Plan, representing 75% of the potential bonus, in order to reward our executives for maintaining fiscal responsibility, continuing our efforts to reduce operating costs, and achieving profitability and therefore, like revenue, aligning the interests of plan participants with those of the company and its shareholders. The 2020 Executive Bonus Plan was structured to be self-funding for the financial goal such that every $1.00 of actual contribution margin over budget was deemed to fund the financial goal of the plan at $0.50. Thus, individual payouts for the contribution margin goal were calculated as the percent funded multiplied by the executive’s bonus target multiplied by the 75% weighting of the financial portion of the plan. Please note that contribution margin by reportable segment is a non-GAAP financial measure used by management, beginning in 2016, in reporting financial results and, for 2020, was defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization, acquisitions-related intangible asset amortization, fair value adjustments to contingent consideration liability, stock-based compensation, restructuring and other charges, and foreign currency (gain) loss.
Performance criteria for our named executive officers also included non-financial strategic goals intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance. These strategic goals, representing 25% of the potential bonus, included goals that were shared by the full executive team and goals that were specific to individual executives. The shared goals encompassed, in part, driving revenue growth, implementing successful commercial product launches, and achieving budget goals, and the individual goals generally related to leadership, collaboration and teamwork, and contribution to strategic outcome, with some goals tied directly to achievement of certain key performance indicators.
•Performance Targets and Actual Performance - Target performance goals for the financial criterion were set based on objectives in our internal strategic plan for 2020. The strategic plan for 2020 served as the basis for contribution margin targets, and revenue gates, under the Executive Bonus Plan. The following table shows the target and actual revenue and contribution margin goals that applied for 2020:

Revenue Goals:	Target	2020 Actual
Company Revenue	$164.24M	$164.27M

Company Revenue, excluding Napster	$70.84M	$68.06M

Contribution Margin Goals:
Company Contribution Margin	($5.93M)	($4.77M)

Company Contribution Margin, excluding Napster	($5.70M)	($5.69M)

Actual performance against the strategic goals set for 2020 was assessed for each executive during the first quarter of 2021. The Compensation Committee determined that for each of Mr. Glaser and Mr. Parham the revenue gate was met and contribution margin achievement funded a full payout for Mr. Glaser on the financial goals and a partial payout for Mr. Parham of the financial goals. In addition, the Compensation Committee determined that strategic goals, which comprised 25% of total bonus opportunity, were fully achieved for Mr. Glaser and Mr. Parham. The bonus payouts for these named executive officers was based upon the achievement level. In connection with Mr. Ensing’s recruitment by the company, his bonus payout was guaranteed as to a minimum of 50% of his target bonus opportunity, prorated to reflect the portion of the year beginning in August 2020 during which he was employed with us..
•Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2020 Executive Bonus Plan to earn an award for contribution margin unless revenue was at least 95% of target, the rationale for which was to emphasize the need for both growth and operational discipline. Additionally, the payout for contribution margin was capped at target.
Notwithstanding the performance and payout targets established under the 2020 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2020 Executive Bonus Plan, except in the case of death or disability.
The dollar-equivalent payouts earned for performance under the 2020 Executive Bonus Plan were as follows:

Name	Target % Payout under 2020 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2020 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2020 Executive Bonus Plan (1)

Rob Glaser (1)	100%	100%	$525,000

Mike Ensing (2)	100%	n/a	$88,900

Michael Parham	75%	37.5%	$121,875

(1) 25% of Mr. Glaser’s payout was paid in cash and 75% was paid in the form of fully vested RSUs.
(2) In connection with his recruitment to RealNetworks, it was agreed that for 2020 Mr. Ensing would receive a guaranteed bonus payout as to a minimum of 50% of his target bonus opportunity, prorated to reflect the portion of the year beginning in August 2020 during which he was employed with us. Mr. Ensing’s 2020 bonus was paid out at the guaranteed amount.
Special Bonus Awards
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
Signing Bonus. Pursuant to his employment agreement, Mr. Ensing was granted RSUs as a signing bonus. The number of shares subject to the RSU award was determined as $200,000 divided by the 30-day average of the closing prices of a share of our common stock ending with the date that Mr. Ensing and we entered into his employment agreement. The RSUs vest in full on the one-year anniversary of the commencement of his employment with the company, subject to his continued full-time employment with us through such date. The Compensation Committee believed that this signing bonus was necessary to recruit Mr. Ensing to the company.
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
Consistent with the past several years, awards of stock options served as our primary equity vehicle for the 2020 executive compensation program. The rationale for this is to motivate executives to focus on increasing shareholder value.
2020 Option Awards. On August 21, 2020 the Compensation Committee granted a time-based stock option to Mr. Ensing, in connection with the commencement of his employment with us, to acquire 1,000,000 shares of common stock with a per share exercise price equal to $1.28, the closing price of a share of our common stock on the grant date. The option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date, subject to continued employment, then as to an additional 12.5% at the expiration of each successive six months of continued employment. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Ensing to the company.
No option awards were granted to Mr. Parham in 2020.
See the section entitled, “Chief Executive Officer Compensation” for a discussion of Mr. Glaser’s 2020 option awards. As discussed, Mr. Glaser was granted an option valued at $75,000 in 2020 as a supplement to his cash salary, which was scheduled to vest over the twelve months of fiscal 2020, plus a long-term option that is scheduled to vest over four years. The option granted in December 2020 reflected the “annual” long-term incentive portion of Mr. Glaser’s 2020 compensation.
2020 Restricted Stock Units Awards. On December 28, 2020 the Compensation Committee granted an award of RSUs to Mr. Ensing, pursuant to his employment agreement as an inducement for him to join RealNetworks, covering 1,000,000 shares of common stock. These RSUs have a performance-based component that allows for earlier vesting in the event that pre-established performance criteria are achieved within the specified period. These RSUs are scheduled to vest, based on Mr. Ensing’s continued full-time employment with us through the applicable vesting date, as to 40% on August 17, 2022, an additional 40% on August 17, 2024, and the final 20% on August 17, 2025. However, 50% of the shares originally scheduled to vest on August 17, 2022 instead will vest earlier on August 17, 2021 if both: (i) the Average Price (as defined in the Employment Agreement and subject to adjustments set forth therein) exceeds $2.50 for the 30-calendar-day period ending with August 17, 2021, and (ii) the Average Daily Trading Volume (as defined in the Employment Agreement) for such 30-day period is at least 200,000 shares. 50% of the shares originally scheduled to vest on August 17, 2024 instead will vest earlier on August 17, 2023 if both: (1) the Average Price exceeds $4.00 for the 30-calendar-day period ending with August 17, 2023, and (2) the Average Daily Trading Volume for such 30-day period is at least 200,000 shares. This award is larger than a typical annual award for the role and includes an inducement portion to attract and align, which is not expected to be continued at the same level in the future. Average Price generally refers to the 30-day average of the closing prices of a share of our common stock ending with the applicable vesting date. Average Daily Trading Volume generally refers to the average of the number of shares of our common stock traded each trading day on Nasdaq during the applicable period. The Compensation Committee believed that the award was appropriate as part of the compensation package necessary to recruit Mr. Ensing to the company.
Mr. Ensing was granted another RSU on December 28, 2020 representing a $200,000 signing bonus as described further above under “Special Bonus Awards.”
Benefits, Perquisites, Severance and Certain Benefits in Connection with a Change in Control
Benefits.     Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of the benefit programs offered to employees in the geographic region in which their customary employment is based. These programs include medical, dental, vision, group life and disability insurance, and a medical reimbursement plan.
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his start date. In 2020, for Mr. Glaser, we imputed $5,671 in costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant. Pursuant to his employment agreement, $5,779 in legal fees were paid by us on behalf of Mr. Ensing. All of these amounts have been reported as taxable income to the respective executive and reported in the "Summary Compensation Table" that follows this discussion. Relocation benefits are subject to prorated repayment if the executive voluntarily leaves his employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his relocation. There were no other special benefits or perquisites provided to any other named executive officer in 2020.
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
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements.

These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of our executives has entered into an agreement with change-in-control terms in connection with his hire, or promotion. The Compensation Committee may request F.W. Cook to review peer practices and market data with respect to change in control and severance practices. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012 and determined that our practices in this regard were in line with those of our peers.
Our change-in-control terms provide for severance benefits if the employment of the executive is terminated without "cause" or such executive resigns for "good reason" (as such terms are defined in the relevant agreements) during the period beginning three months prior to a change in control of the company and ending 12-18 months after the change in control. In addition, under our equity incentive plans, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.
The severance and change in control arrangements are described in further detail in the section below entitled, "2020 Potential Payments Upon Termination of Employment of Change-in-Control."
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
The Tax Cuts and Jobs Act (the "Act"), which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the Act broadens the application of the deduction limit to additional executive officers who previously were exempt from such limit. As a result of these changes, except as otherwise provided in the transition relief provisions of the Act, compensation paid to any of our covered executives generally will not be deductible in 2020 or future years, to the extent that it exceeds $1 million.
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

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2020 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2021 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Bruce A. Jaffe, Chair Dawn G. Lepore

EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2020 and 2019
The table below sets forth compensation information for the individuals who served as our chief executive officer during 2020 and our two most highly compensated executive officers, other than our chief executive officer. We refer to these three individuals throughout this report as our “named executive officers” for 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Robert Glaser	2020	525,000	—	—	377,403	525,000	6,770	1,434,173
Founder, Chairman and Chief Executive Officer	2019	415,625	—	—	75,000	—	8,470	499,095

Michael Ensing	2020	431,143	—	1,691,157	448,000	88,900	10,376	2,669,576
President and Chief Operating Officer

Michael Parham	2020	325,000	—	—	—	121,875	6,694	453,569
Senior Vice President, General Counsel and Corporate Secretary	2019	325,000	50,000	—	—	121,875	5,619	502,494

(1) For Mr. Glaser, as discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2020 Compensation — Chief Executive Officer Compensation,” beginning in 2018, the Compensation Committee approved a change in allocation of cash salary versus salary replacement option from $450,000 in cash with a salary replacement option valued at $150,000, to $525,000 in cash with a salary replacement option valued at $75,000, but remaining consistent with prior years with total base salary value of $600,000. For Mr. Ensing, the amount includes the salary he received as interim Chief Financial Officer from February to April 2020 in addition to salary as our President and Chief Operating Officer since August 2020, which was $475,000 on an annualized basis.
(2) The 2020 stock awards reported for Mr. Ensing includes a signing bonus paid in the form of restricted stock units with a grant date fair value of $201,157 and negotiated in connection with his recruitment to the company in August 2020. The number of shares subject to the RSU award was determined as $200,000 divided by the 30-day average of the closing prices of a share of our common stock ending with the date that Mr. Ensing and we entered into his employment agreement.The restricted stock units vest in full on the one-year anniversary of the commencement of his employment, with such vesting subject to his continued full-time employment with RealNetworks through such date. As these awards were a significant inducement to Mr. Ensing to join the company, the restricted stock units were granted pursuant to the company’s 2020 Inducement Equity Incentive Plan.
(3) The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted or modified in the year shown pursuant to our 2005 Plan or 2020 Inducement Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 12 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.
(4) The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation for 2020 is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2020 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2020 Executive Bonus Plan were paid in cash in the first quarter of 2021, except that $393,750, or 75%, of Mr. Glaser’s bonus was paid in the form of fully vested restricted stock units covering 66,399 shares.
(5) All other compensation generally consists of RealNetworks’ 401(k) company match of up to $4,275 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, in addition to life insurance premiums, all other compensation includes $5,671 for office space and parking for Mr. Glaser’s personal assistant as described in the Compensation Discussion and Analysis in the section entitled "2020 Compensation - Perquisites." For Mr. Ensing, all other compensation also includes $5,779 in legal fees paid by RealNetworks on Mr. Ensing’s behalf, pursuant to the terms of his employment agreement.

CEO Pay Ratio
For 2020:
1.The annual total compensation of the employee identified at the median of our company (other than our CEO), was $77,417; and
2.The annual total compensation of our CEO was $1,434,173.
Based on this information, for 2020, the ratio of the annual total compensation of Mr. Glaser, our CEO, to the median of the annual total compensation of all employees was estimated to be 18.5 to 1.
Given our status as a smaller reporting company, this pay ratio disclosure is provided on a voluntary basis. This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
For 2020, consistent with our approach in 2017, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:
1.We determined that, as of November 30, 2020, our employee population consisted of approximately 336 individuals globally. We selected November 30, which was within the last three months of 2020, as the date upon which we would identify the “median employee,” because it allowed us to make such identification in a reasonably efficient and economical manner given the global scope of our operations.
2.We included all of our full-time, part-time, and temporary employees globally. The compensation of all newly hired permanent employees was annualized based on the compensation received during this period.
3.Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rates applicable on November 30, 2020. We did not make any cost of living adjustments.

4.To identify the “median employee” from our employee population, we collected total cash compensation for each employee, including annual base salary and bonus paid during the period, as applicable, for 2020.

2020 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the year ended December 31, 2020. Due to our status as a smaller reporting company, this table is provided on a voluntary basis.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards # of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—		$ 525,000
	02/10/2020								138,863	$ 1.33	$ 75,000
	12/28/2020								500,000	$ 1.45	$ 302,400

Michael Ensing	—		$88,900
	8/21/2020								1,000,000	$ 1.28	$ 448,000
	12/23/2020							135,005			$ 201,157
	12/23/2020							1,000,000			$ 1,490,000

Michael Parham	—		$ 243,750

(1) The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for performance during the most recently completed fiscal year. The actual payouts approved for such performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2020 Compensation — Annual Performance-Based Incentive Bonuses.” The bonus payouts approved pursuant to the 2020 Executive Bonus Plan were paid, in cash, during the first quarter of 2021, except that $393,750, or 75%, of Mr. Glaser’s bonus was paid in the form of fully vested restricted stock units.
(2) The number of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan or the 2020 Inducement Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2020” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.

(3) The dollar amounts reported in this column reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of the awards granted in the most recently completed fiscal year pursuant to the 2005 Plan or the 2020 Inducement Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718) rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 1 and Note 12 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks’ common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.
(4) The option granted to Mr. Glaser on February 10, 2020, having a grant date fair value of $75,000, represents his annual salary replacement option, which vests monthly over the fiscal year and which is described in more detail in the section of the Compensation Discussion and Analysis entitled “2020 Compensation — Chief Executive Officer Compensation — Salary Options.”

Outstanding Equity Awards at Fiscal Year Ended December 31, 2020
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2020. The market value of the RSUs is based on the closing price of RealNetworks common stock on The Nasdaq Stock Market on December 31, 2020, which was $1.56.

		Option Awards					Stock Awards
Name	Vesting Commence-ment Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Glaser	01/17/2014	37,025 (2)	—		7.73	01/17/2021
	07/28/2014	39,173 (3)	—		7.79	07/28/2021
	01/22/2015	45,398 (3)	—		6.78	01/22/2022
	01/26/2016	87,714 (3)	—		3.68	01/26/2023
	01/26/2017	63,675 (3)	—		5.40	01/26/2024
	12/15/2017	300,000 (6)	100,000 (6)		3.94	12/15/2024
	01/31/2018	54,466 (3)	—		3.10	01/31/2025
	01/31/2018	54,466 (3)	—		3.10	01/31/2025
	12/27/2018	175,000 (6)	175,000 (6)		2.14	12/27/2025
	01/24/2019	58,443 (3)	—		2.98	01/24/2026
	02/10/2020	138,863 (3)	—		1.33	02/10/2027
	12/28/2020	—	500,000 (6)		1.45	12/28/2027

Mike Ensing	08/21/2020	—	1,000,000 (6)		1.28	08/21/2027
	12/23/2020				1.49	12/23/2027	1,000,000(7)
	12/23/2020				1.49	12/23/2027	135,005 (8)

Michael Parham	12/06/2016	121,098 (5)	—		4.73	12/06/2023
	12/06/2016	120,000 (5)	—		4.73	12/06/2023
	07/26/2018	93,750 (4)	56,250 (4)		3.54	07/26/2025

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
(7)     40% of the shares subject to the award shall vest on August 3, 2022; an additional 40% of the shares shall vest on August 3, 2024; and the final 20% of the award shall vest on August 3, 2025, subject in all cases to continued full-time employment with the Company on each vesting date. In the event that certain pre-established trading prices and trading volumes are achieved, then the vesting of 50% of shares scheduled to vest on the two-year anniversary and 50% of the shares scheduled to vest on the four-year anniversary of August 3, 2020, respectively, will be accelerated by one year.
(8)     Award vests in full on August 17, 2021, subject to continued employment through such vesting date.

2020 Option Exercises and Stock Vested
The following table provides information regarding restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2020. None of our named executive officers exercised any option awards or vested in any stock awards during fiscal year 2020. Due to our status as a smaller reporting company, this table is provided on a voluntary basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rob Glaser	—	—	—	—
Michael Ensing	—	—	—	—
Michael Parham	—	—	—	—

2020 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2020, (2) the price per share of our common stock was $1.56, which was the closing market price on December 31, 2020, and (3) that all cash payments are made in a lump sum. Due to our status as a smaller reporting company, the information in the table below qualifying these payments and benefits is provided on a voluntary basis.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	2,100,000	2,100,000	—	—	—
	Bonus	525,000	525,000	—	—	—
	Equity award vesting acceleration	—	55,000	—	—	—

Michael Ensing	Severance	475,000	712,500	—	—	—
	Bonus	88,900	88,900	—	—	—
	Equity award vesting acceleration	84,000	93,450	—	—	—

Michael Parham	Severance	325,000	406,250	—	—	—
	Bonus	—	304,688	—	121,875	121,875
	Equity award vesting acceleration	—	—	—	—	—

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
Pursuant to his employment agreement, in the event that his employment is terminated without cause (and not due to his death or disability) or he resigns for Good Reason in each case other than in connection with a change in control event, Mr. Ensing is eligible to receive (i) 12 months of salary (payable in accordance with the company’s then-standard payroll practices, and with salary determined based on the higher of salary immediately prior to termination or immediately prior to any reduction pursuant to the “Good Reason” clause); (ii) a lump-sum severance payment equal to the sum of his prorated bonus for any partial incentive period based on actual performance through termination and any unpaid bonus for the last completed bonus period prior to termination; (iii) acceleration of vesting by 12 months of any outstanding unvested non-performance-based stock options and acceleration of vesting of the 1,000,000 RSUs granted on December 23, 2020 by 12 months or, if no time-based vesting date occurs within the next 12 months, then 50% of the next vesting tranche will accelerate vesting; (iv) up to 12 months of company-paid or company-reimbursed COBRA coverage.
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
Pursuant to Mr. Ensing’s employment agreement, if his employment is terminated without cause (and not due to his death or disability) or he resigns for good reason and the termination in either case occurs during the period beginning three months prior to a change in control of the company and ending 18 months after the change in control (the “CIC Period”), then he is entitled to receive (i) a lump-sum severance payment equal to 150% of his base salary (with salary determined based on the highest of salary immediately prior to termination, salary immediately prior to any reduction pursuant to the “Good Reason” clause, or salary immediately prior to the change in control); (ii) a lump-sum severance payment equal to the sum of his prorated target bonus for any partial incentive period through termination and any unpaid bonus for the last completed bonus period prior to termination; (iii) acceleration of vesting by 12 months of any outstanding unvested time-based equity compensation awards (including performance-based awards with performance deemed achieved at target) and acceleration of vesting of the 1,000,000 RSUs granted on December 23, 2020 by 12 months or, if no time-based vesting date occurs within the next 12 months, then 50% of the next vesting tranche will accelerate vesting; (iv) Mr. Ensing will have 18 months to exercise outstanding vested equity awards, unless they are incentive stock options granted to Mr. Ensing prior to his start date as our President and Chief Operating Officer; and (v) up to 18 months of reimbursement of COBRA coverage.
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
In addition, pursuant to Mr. Ensing’s employment agreement, in the event of a transaction pursuant to which we remain a standalone entity but cease to be required to file annual and other periodic reports under the Securities and Exchange Act, Mr. Ensing will receive acceleration of vesting of any outstanding unvested non-performance-based equity awards (including his 1,000,000 RSUs granted on December 23, 2020) by 12 months, except if the transaction occurs within the first 6 months of his commencement of employment as Chief Operating Officer, the number of months would be equal to twice the number of months of consecutive full months of employment he completed as Chief Operating Officer through the transaction date, not to exceed 12 months. If Mr. Ensing is eligible for such vesting acceleration but his 1,000,000 RSUs granted on December 23, 2020, would not vest because the next vesting tranche under the RSUs is more than 12 months after his employment termination, then 50% of the next vesting tranche of such RSUs will accelerate vesting.
These severance benefits are subject to (1) the individual entering into a customary separation agreement and release of claims in favor of the company, (2) a non-disparagement obligation, and (3) non-solicitation and no-hire obligations for a period of 12 months following employment termination for Mr. Parham, 12 months (or 18 months, if employment termination occurs during the CIC Period) following employment termination for Mr. Ensing,] and 24 months following employment termination for Mr. Glaser.
Benefits Upon Death and Disability
In the case of Mr. Parham, if his employment had terminated on December 31, 2020 due to death or disability, he or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2020 but not paid as of December 31, 2020. If his employment terminates due to his death, any stock options or RSUs that are unvested as of the date of his death will fully vest on such date and any options may be exercised by his estate or legal representative for a period of one year following such date, but not later than the expiration date of such stock options. If his employment terminates due to disability, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months. In the case of performance-based RSUs, the death or disability of a named executive officer would result in full acceleration of such award.
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
For purposes of Mr. Ensing’s employment agreement, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude; (2) the willful, substantial and continuing failure after written notice to perform the reasonable duties of his position for at least 30 days (other than due to serious illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its affiliates, in each case that is intended to result in the substantial personal enrichment of the executive; (4) violation of any confidentiality or non-competition agreements or other written agreement or policy with the company or its affiliates, resulting in material harm to the company; (5) a material breach of executive’s fiduciary duty to the company; (vi) executive’s failure to reasonably cooperate in any audit or investigation of the business of financial practices of the company that continues after written notice and at least a 15-day cure period; (vii) executive’s substantially abusing alcohol, drugs, or similar substances, and such abuse in the Board’s judgment has materially affected executive’s ability to conduct the business of the company in a proper and prudent manner.
For purposes of Mr. Parham’s offer letter, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) substantial and continuing failure after written notice to render services to the company in accordance with the terms and requirements of his employment (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, resulting in material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in material harm to the company.
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

For purposes of Mr. Glaser’s severance agreement and Mr. Ensing’s employment agreement, the term “Change in Control” generally means the occurrence of any of the following: (1) during any 24-month period for Mr. Glaser or 12-month period for Mr. Ensing, individuals who, at the beginning of the period constitute the Board (the “Incumbent Directors”) cease to constitute at least a majority of the Board, provided that any directors whose election or nomination for election was approved by a majority vote of the Incumbent Directors will be considered an Incumbent Director (but not any director who was initially elected or nominated as a result of an actual or threatened election contest or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board); or (2) any person (other than Mr. Glaser) is or becomes a beneficial owner of securities of the company representing 50% or more of the combined voting power of the company’s then outstanding securities eligible to vote for the election of the Board, excluding any of the following acquisitions: (A) by the Company or any subsidiary, (B) by any employee benefit plan sponsored or maintained by the company or any subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, or (D) pursuant to a Non-Qualifying Transaction (as defined in clause (3) below); or (3) a merger, consolidation, statutory share exchange, reorganization or similar form of corporate transaction involving the company or its subsidiaries that requires the approval of the company’s shareholders, unless immediately following such corporate transaction: (A) more than 50% of the total voting power of (x) the surviving corporation resulting from such transaction, or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the surviving corporation, is represented by company voting securities that were outstanding immediately prior to such the corporate transaction (or, if applicable, is represented by shares into which such company voting securities were converted pursuant to such corporate transaction), and the voting power among the holders thereof is in substantially the same proportion as the voting power of such company voting securities among the holders thereof immediately prior to the corporate transaction, (B) no person is or becomes the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the parent corporation or surviving corporation and (C) at least half of the members of the board of directors of the parent corporation or surviving corporation following the corporate transaction were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such corporate transaction (any corporate transaction which satisfies all of the criteria specified in (A), (B) and (C) above will be deemed to be a “Non-Qualifying Transaction”); or (4) a change in the ownership of a substantial portion of the company’s assets which occurs on the date that any person, or group of persons (other than Mr. Glaser) acquires or has acquired during a 12-month period assets from the company with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the company. Under Mr. Glaser’s severance agreement and Mr. Ensing’s employment agreement, the transaction also must constitute a change in control within the meaning of Internal Revenue Code Section 409A in order to be considered a "Change in Control." Further under Mr. Ensing’s employment agreement, a change in control will not occur as a result of a sale, spin-off, or other divestiture of our Games, RealPlayer, ICM and/or Rhapsody businesses or any other business that constitutes less than 20% of our revenue, and our ceasing to be a publicly held corporation also will not per se trigger any of the termination provisions under his employment agreement.
For purposes of the equity award agreements, the term “Disability” generally means a permanent and total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended.
For purposes of Mr. Glaser's severance agreement and Mr. Ensing’s employment agreement, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control; (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for Good Reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2020, the Compensation Committee was composed of Bruce Jaffe and Dawn Lepore from April 17 through December 31, and composed of Janice Roberts and Dawn Lepore from January 1 through April 16. In 2020, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2020, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or committee meetings.
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
Non-employee directors receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2020 non-employee director equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the Director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve closer long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board.
On December 3, 2020, our non-employee directors at the time were each granted RSUs covering 28,481 shares and an option to purchase 15,000 shares of our common stock having an exercise price of $1.58 per share, which RSUs and options vest as described above.
In July 2016, our Board approved revisions to the company's Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above. Pursuant to these revisions, on July 20, 2020, the Board approved equity awards to compensate Mr. Jaffe for his service as a RealNetworks-designated director on the board of Rhapsody International, Inc., d/b/a Napster. As a result of an acquisition in January 2019, RealNetworks owned approximately 84% of the issued and outstanding stock of Rhapsody International and, accordingly, it was considered an affiliate of ours. The equity awards served as compensation to Mr. Jaffe for Rhapsody board service for the one-year period following July 20, 2020, and are reflected in the 2020 Director Compensation Table below and more specifically described in the footnotes that accompany the table. On December 30, 2020, in connection with the sale of Rhapsody to a third party, the vesting of these equity awards was fully accelerated.
In March 2019, our Board approved further revisions to the company's Outside Director Compensation program to provide for cash compensation to the chair of the Board's Corporate Development Committee, comprised of Mr. Jaffe as chair, and our CEO and CFO. The role of the Corporate Development Committee is to assist the Board in its design and analysis of potential corporate development opportunities. For services rendered as chair of this committee, Mr. Jaffe was paid $7,500 per month cash compensation throughout 2020, which is reflected in the 2020 Director Compensation Table below and more specifically described in the footnotes that accompany the table.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2020.

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bruce A. Jaffe (3)	176,660	90,000	48,150	—	314,810
Christopher R. Jones (4)	47,364	45,000	23,700	—	116,064
Dawn G. Lepore (5)	60,227	45,000	23,700	—	128,927
Erik E. Prusch (6)	64,391	45,000	23,700	—	133,091
Janice Roberts (7)	28,171	—	—	—	28,171
Michael B. Slade (8)	51,000	45,000	23,700	—	119,700
Tim Wan (9)	52,000	45,000	23,700	—	120,700
_______________

(1)The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 12 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2020, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 120,000 for Mr. Jaffe; 79,596 for Mr. Jones; 105,000 for Ms. Lepore; 28,750 for Mr. Prusch; 170,829 for Mr. Slade; and 28,750 for Mr. Wan. Ms. Roberts was no longer a director as of December 31, 2020.
(2)As of December 31, 2020, each of our non-employee directors held an outstanding RSU award covering 28,481 shares of RealNetworks common stock.
(3)Mr. Jaffe served as a Chair of the Audit Committee from January 1 to April 16, as Chair of the Compensation Committee from April 17 to December 31, and as Lead Independent Director for all of 2020. Mr. Jaffe also served as Chair of the Corporate Development Committee and received cash compensation of $7,500 per month throughout 2020 for that role. Also, in connection with his appointment to the Rhapsody International board of directors, on July 20, 2020, Mr. Jaffe was granted an option to purchase 15,000 shares of RealNetworks common stock with a per share exercise price of $1.63 and scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, and RSUs covering 27,607 shares of RealNetworks common stock scheduled to vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a RealNetworks-designated director of Rhapsody, with the RSU share distribution date occurring on the first anniversary of the grant date. The vesting of the option and RSUs awarded as compensation for his Rhapsody board service was fully accelerated on December 30, 2020 in connection with the closing of the sale of Rhapsody to a third party.
(4)Mr. Jones served as a member of the Audit Committee for the entire fiscal year.
(5)Ms. Lepore served as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee for the entire fiscal year.
(6)Mr. Prusch served as a member of the Audit Committee from March 8 to December 31, and became Chair of the Audit Committee effective April 17.
(7)Ms. Roberts departed from the Board effective April 17, 2020.
(8)Mr. Slade served as a member of the Audit Committee for the entire fiscal year.

(9)Mr. Wan served as a member of the Audit Committee from March 8 to December 31.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on March 15, 2021, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2021 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 38,602,450 shares outstanding as of March 31, 2021. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned **	Percentage of Common Stock Outstanding
Robert Glaser (1)	15,232,595	38.5%
Thomas A. Satterfield, Jr. (2)	3,004,000	7.8%
Bruce A. Jaffe (3)	254,571	*
Christopher R. Jones (4)	150,509	*
Dawn G. Lepore (5)	197,502	*
Erik E. Prusch (6)	62,882	*
Michael B. Slade (7)	260,825	*
Tim Wan (8)	62,882	*
Michael Ensing	0	*
Michael Parham (9)	338,973	*
Christine Chambers	2,278	*

All directors and executive officers as a group (10 persons)(10)	16,563,017	40.9%
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
(1)    Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 962,732 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date, and 878,160 shares of Series B Preferred Stock convertible into common stock within 60 days of the table date.
(2)    Information is based on a Schedule 13G filed with the SEC on February 11, 2021 by Thomas A. Satterfield, Jr. reporting that as of December 31, 2020, he beneficially owned an aggregate of 3,004,000 shares of common stock and that his address is 2609 Caldwell Mill Lane, Birmingham, Alabama 35243.
(3)    Includes 111,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(4)    Includes 70,846 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(5)    Includes 96,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(6)    Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(7)    Includes 162,079 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(8)    Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 11,867 RSUs that are scheduled to vest within 60 days of the table date.
(9)    Includes 334,848 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.
(10)    Includes an aggregate of 1,778,005 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 71,202 RSUs that are scheduled to vest within 60 days of the table date.

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

Item 14.    Principal Accounting Fees and Services
Change in Independent Registered Public Accounting Firm
On May 26, 2020, our Audit Committee approved the dismissal of KPMG LLP as RealNetworks' independent registered public accounting firm effective as of that date.
KPMG’s reports on the consolidated financial statements of RealNetworks for its fiscal years ended December 31, 2019 and 2018 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that: KPMG’s report on the consolidated financial statements of RealNetworks, Inc. as of December 31, 2019 and for each of the years in the two-year period ended December 31, 2019, contained separate paragraphs that stated, “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and anticipates negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” and “As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842 - Leases.”
KPMG’s report on the consolidated financial statements of RealNetworks, Inc. as of December 31, 2018 and for each of the years in the three-year period ended December 31, 2018 contained a separate paragraph that stated, “As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.”
During the two fiscal years ended December 31, 2019 and 2018 and the subsequent interim period from January 1, 2020 through May 26, 2020, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the RealNetworks consolidated financial statements for such periods, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.
On May 26, 2020, our Audit Committee approved, effective immediately, the appointment of BDO USA, LLP as RealNetworks' new independent registered public accounting firm. During the two fiscal years ended December 31, 2019 and 2018, and the subsequent interim period from January 1, 2020 through May 26, 2020, neither RealNetworks nor anyone acting on its behalf consulted with BDO regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Fees Billed by KPMG LLP During 2019 and by BDO USA, LLP During 2020
The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2019, and fees billed for other services rendered by KPMG.

2019
Audit Fees (1)	$1,445,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$1,445,000
(1)Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2019, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2019 fiscal year, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks, including Rhapsody International, Inc. after our acquisition of an additional 42% interest on January 18, 2019.
The following table presents fees for professional audit services rendered by BDO USA LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2020, and fees billed for other services rendered by BDO.

2020
Audit Fees (1)	$400,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$400,000
(1)Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal year ended December 31, 2020 and reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q for fiscal year 2020.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by its principal independent auditors for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2019 and 2020, the Audit Committee approved all services and fees of KPMG and BDO identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2020.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2020.
(a)(3) Index to Exhibits
See Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 6, 2021.

REALNETWORKS, INC.

By:	/s/ Michael Parham
Michael Parham
SVP, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 6, 2021.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ Christine Chambers	Chief Financial Officer and Treasurer
Christine Chambers	(Principal Financial and Accounting Officer)
/s/ *
Bruce A. Jaffe	Director
/s/ *
Christopher R. Jones	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Erik E. Prusch	Director
/s/ *
Michael B. Slade	Director
/s/ *
Tim M. Wan	Director

* By: Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Christine Chambers, Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.