Form 10-Q
period 2021-03-31
REALNETWORKS INC
filed 2021-05-13
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2021 was 46,907,403.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,015	$23,940
Trade accounts receivable, net of allowances of $630 and $629	12,469	10,229
Deferred costs, current portion	262	196
Investments	5,693	9,965
Prepaid expenses and other current assets	3,833	3,480
Total current assets	39,272	47,810
Equipment, software, and leasehold improvements, at cost:
Equipment and software	30,313	30,726
Leasehold improvements	2,745	2,776
Total equipment, software, and leasehold improvements	33,058	33,502
Less accumulated depreciation and amortization	31,381	31,631
Net equipment, software, and leasehold improvements	1,677	1,871
Operating lease assets	4,771	7,937
Restricted cash equivalents	1,630	1,630
Other assets	3,792	4,150
Deferred costs, non-current portion	71	74
Deferred tax assets, net	874	909
Goodwill	17,191	17,375
Total assets	$69,278	$81,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,448	$2,750
Accrued and other current liabilities	15,230	17,850
Deferred revenue, current portion	2,302	2,122
Total current liabilities	20,980	22,722
Deferred revenue, non-current portion	35	45
Deferred tax liabilities, net	1,101	1,129
Long-term lease liabilities	6,098	6,837
Long-term debt	2,902	2,895
Other long-term liabilities	2,171	2,241
Total liabilities	33,287	35,869
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2021 and 2020	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 38,653 shares in 2021 and 38,424 shares in 2020	38	38
Additional paid-in capital	656,800	655,606
Accumulated other comprehensive loss	(61,177)	(60,641)
Accumulated deficit	(559,310)	(548,862)
Total shareholders’ equity	36,359	46,149
Noncontrolling interests	(368)	(262)
Total equity	35,991	45,887
Total liabilities and equity	$69,278	$81,756
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Quarter Ended March 31,
	2021	2020
Net revenue	$15,888	$16,822
Cost of revenue	3,679	4,104
Gross profit	12,209	12,718
Operating expenses:
Research and development	6,238	6,606
Sales and marketing	5,137	6,000
General and administrative	4,898	5,161
Fair value adjustments to contingent consideration liability	(1,040)	(300)
Restructuring and other charges	3,171	86
Total operating expenses	18,404	17,553
Operating loss	(6,195)	(4,835)
Other income (expenses):
Interest expense	(95)	—
Interest income	13	6
Loss on equity and other investments, net	(4,272)	—
Other income, net	104	238
Total other income (expenses), net	(4,250)	244
Loss from continuing operations before income taxes	(10,445)	(4,591)
Income tax expense	109	25
Net loss from continuing operations	(10,554)	(4,616)
Net loss from discontinued operations, net of tax	—	(73)
Net loss	(10,554)	(4,689)
Net loss attributable to noncontrolling interests of continuing operations	(106)	(53)
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	6
Net loss attributable to RealNetworks	$(10,448)	$(4,642)

Net loss from continuing operations attributable to RealNetworks	$(10,448)	$(4,563)
Net loss from discontinued operations attributable to RealNetworks	—	(79)
Net loss attributable to RealNetworks	$(10,448)	$(4,642)
Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.27)	$(0.12)
Discontinued operations	—	—
Total net loss per share - Basic	$(0.27)	$(0.12)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.27)	$(0.12)
Discontinued operations	—	—
Total net loss per share - Diluted	$(0.27)	$(0.12)
Shares used to compute basic net loss per share	38,502	38,229
Shares used to compute diluted net loss per share	38,502	38,229

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarter Ended March 31,
	2021	2020
Net loss	$(10,554)	$(4,689)
Comprehensive loss:
Foreign currency translation adjustments	(536)	(907)
Total other comprehensive loss	(536)	(907)
Comprehensive loss including noncontrolling interests	(11,090)	(5,596)
Comprehensive loss attributable to noncontrolling interests	(106)	(47)
Comprehensive loss attributable to RealNetworks	$(10,984)	$(5,549)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(10,554)	$(4,616)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	204	280
Stock-based compensation	836	380
Loss on equity and other investments, net	4,272	—
Foreign currency gain	(103)	(210)
Fair value adjustments to contingent consideration liability	(1,040)	(300)
Loss on impairment of operating lease assets	2,461	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(2,319)	(693)
Prepaid expenses, operating lease and other assets	496	(453)
Accounts payable	727	66
Accrued, lease and other liabilities	(1,956)	(377)
Net cash used in operating activities- continuing operations	(6,976)	(5,923)
Net cash provided by operating activities- discontinued operations	—	1,299
Net cash used in operating activities	(6,976)	(4,624)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(56)	(80)
Net cash used in investing activities- continuing operations	(56)	(80)
Net cash used in investing activities- discontinued operations	—	(14)
Net cash used in investing activities	(56)	(94)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	468	—
Proceeds from issuance of preferred stock	—	10,000
Tax payments from shares withheld upon vesting of restricted stock	(110)	—
Net cash provided by financing activities- continuing operations	358	10,000
Net cash used in financing activities- discontinued operations	—	(2,404)
Net cash provided by financing activities	358	7,596
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(251)	(637)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,925)	2,241
Cash, cash equivalents and restricted cash, beginning of period	25,570	22,179
Cash, cash equivalents and restricted cash end of period	18,645	24,420
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	8,025
Cash, cash equivalents and restricted cash from continuing operations, end of period	$18,645	$16,395
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net loss	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	$8	38,231	$38	$654,442	$(62,230)	$(548,652)	$43,606	$(549)	$43,057

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2021 and 2020

Note 1.	Description of Business and Summary of Significant Accounting Policies
Description of Business. RealNetworks provides digital media software and services to consumers, mobile carriers, device manufacturers, system integrators, and other businesses. Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. Over time, we have leveraged our technical expertise and access to proprietary data sources to develop a new generation of artificial intelligence (AI)-based products and solutions. The main two products and key investment initiatives in our AI portfolio are SAFR, our AI-based computer vision platform, and Kontxt, our natural language processing-based message classification and analysis product.
Rhapsody International, Inc. (doing business as Napster) was held-for-sale and treated as discontinued operations for accounting and disclosure purposes as of the third quarter of 2020. The sale of Napster was completed during the fourth quarter of 2020. The results of operations and cash flows for our discontinued operations have been segregated from the results of continuing operations and segment results, and Napster’s operating results were recast to conform to this presentation in 2020. The notes to the condensed consolidated financial statements, unless otherwise indicated, are on a continuing operations basis. See Note 5. Dispositions for additional details regarding the sale of Napster.
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. The Company continues to incur operating losses from continuing operations, including net operating losses of $6.2 million and $4.8 million for the quarters ended March 31, 2021 and 2020, respectively. The Company had an accumulated deficit of $559.3 million and $548.9 million as of March 31, 2021 and December 31, 2020, respectively. The Company believes that its cash and cash equivalents of $17.0 million as of March 31, 2021, as well as the unused capacity of its revolving line of credit are adequate to fund the Company's operations for at least one year from the date these financial statements were issued. Additionally, in April 2021, we received net proceeds of approximately $20.3 million from the completion of an equity offering, as described in Note 14. Subsequent Events,
Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 10-K).

Note 2.	Recent Accounting Pronouncements
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended March 31, 2021
	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,875	$1,391	$—
Subscription Services	818	4,589	2,528
Product Sales	438	—	3,163
Advertising and Other	178	—	908
Total	$3,309	$5,980	$6,599

	Quarter Ended March 31, 2020
	Consumer Media	Mobile Services	Games
Business Line
Software License	$2,020	$831	$—
Subscription Services	929	5,859	2,770
Product Sales	222	—	2,978
Advertising and Other	324	—	889
Total	$3,495	$6,690	$6,637
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended March 31, 2021
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$2,053	$5,885	$1,061
Direct to Consumer	1,256	95	5,538
Total	$3,309	$5,980	$6,599

	Quarter Ended March 31, 2020
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$2,343	$6,584	$1,095
Direct to Consumer	1,152	106	5,542
Total	$3,495	$6,690	$6,637
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of March 31, 2021 and December 31, 2020, our balance of long-term accounts receivable was $0.4 million and $0.6 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2020 to March 31, 2021 is primarily due to the timing of expected cash receipts. During the quarter ended March 31, 2021, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of March 31, 2021 and December 31, 2020, we had a deferred revenue balance of $2.3 million and $2.2 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the three months ended March 31, 2021 and 2020, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended March 31,
	2021	2020
Total stock-based compensation expense	$836	$380
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	0.48%	0.90%
Expected life (years)	3.9	4.0
Volatility	71%	45%
The total stock-based compensation amounts for 2021 and 2020 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for three months ended March 31, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of March 31, 2021, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

Note 5.	Dispositions
RealNetworks, Inc. entered into a Support Agreement dated August 25, 2020 by and among its 84%-owned subsidiary, Rhapsody International, Inc. (doing business as Napster), and MelodyVR Group PLC, an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger by and among Napster, MelodyVR, and a wholly owned subsidiary of MelodyVR. The transaction was completed on December 30, 2020. Pursuant to the Merger Agreement, on the closing date, MelodyVR's subsidiary merged with and into Napster, with Napster surviving and becoming a wholly owned subsidiary of MelodyVR. Other than as Securityholder Representative, RealNetworks is not a party to the Merger Agreement.
MelodyVR paid consideration of approximately $26 million to certain holders of debt and equity of Napster, comprised of $12 million in cash, shares of MelodyVR, and a $3 million 18-month indemnity escrow. Of the cash consideration, approximately $5.3 million was used to fully repay the advance to Napster on the revolving line of credit, pay Napster's transaction expenses, and pay amounts to certain of Napster's common stockholders. Additionally, $2.5 million of the cash proceeds were used and 47.8 million MelodyVR shares are to be used by RealNetworks to settle a contingent consideration obligation associated with our January 2019 acquisition from a third party of both a 42% stake in Napster and a $5 million loan to Napster. Net of these items, RealNetworks retained approximately $4.2 million in cash and 173.3 million shares of MelodyVR, as well as the right to any funds released from the $3 million escrow account. The shares of MelodyVR that RealNetworks received may not be sold or transferred, except in limited circumstances, for a period of approximately one year from the close of the transaction.
In March 2021, MelodyVR changed its name to Napster Group PLC (the "Napster Group") and the stock symbol was changed from MVR to NAPS.
Effective on the execution of the Agreement and Plan of Merger on August 25, 2020, Napster was treated as discontinued operations and held-for-sale for accounting and disclosure purposes and subsequently sold in December 2020. As such, Napster’s operating results were recast to conform to this presentation.
The following table summarizes the loss from discontinued operations for the quarter ended March 31, 2020:

Revenue	$26,323
Cost of revenue	20,072
Gross profit	6,251
Operating expenses	6,504
Operating loss	(253)
Other income	294
Income from discontinued operations before income taxes	41
Income tax expense	114
Net loss from discontinued operations	(73)
Noncontrolling interests in net income from discontinued operations	6
Net loss from discontinued operations attributable to RealNetworks	$(79)
The 18-month indemnity escrow, which is included in Other assets on the condensed consolidated balance sheets, was reduced from $3.0 million to $2.8 million during the quarter ended March 31, 2021. We are not aware of any additional claims against the escrow at March 31, 2021.

Note 6.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2021				March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,015	$—	$—	$17,015	$17,015
Investments	—	—	5,693	5,693	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$18,645	$—	$5,693	$24,338	N/A
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$3,760	$3,760	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$5,866	$5,866	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$23,940	$—	$—	$23,940	$23,940
Investments	—	—	9,965	9,965	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$25,570	$—	$9,965	$35,535	N/A
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$4,800	$4,800	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$6,906	$6,906	N/A
Restricted cash equivalents as of March 31, 2021 and December 31, 2020 primarily relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 8. Debt for additional details.
Investments as of March 31, 2021 and December 31, 2020 are comprised of Napster Group ordinary shares received as a portion of the consideration from the Napster disposition, which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of March 31, 2021 and December 31, 2020 and discounted for a lack of liquidity due to the 12-month contractual restriction on selling or transferring the shares, subject to certain exceptions. The determination of the discount required the use of significant unobservable inputs, such as the lock-up period combined with an estimated equity volatility for the shares, that reflect our own estimates of assumptions that market participants would use. A 10% increase or decrease to the equity volatility rate could result in a $0.1 million decrease or increase, respectively, in the fair value of the stock. For the three months ended March 31, 2021, we recognized unrealized losses of $4.3 million in Loss on equity and other investments, net on the condensed consolidated statements of operations.
Accrued and other current liabilities as of March 31, 2021 and December 31, 2020 includes the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. The valuation methodology of the contingent consideration at March 31, 2021 and December 31, 2020 was based on RealNetworks' contractual obligation to pay the seller of the Napster interests acquired by RealNetworks in January 2019. In April 2021, the Company and the seller agreed on the form of final payment of the contingent consideration, resulting in a cash payment of $2.5 million and the transfer of 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date, discounted for a lack of liquidity due to the restriction on selling or transferring the shares. The change in the share price of the Napster Group ordinary shares from the sale closing date to the settlement date resulted in a fair value adjustment to the contingent consideration. During the three months ended March 31, 2021, the Company recognized a gain of $1.0 million in Fair value adjustments to contingent consideration liability on the condensed consolidated statements of operations.
In the third quarter of 2020, Scener, our non-wholly owned subsidiary, received $2.1 million in cash in exchange for the issuance of convertible securities, each a Simple Agreement for Future Equity. The conversion of these securities, or SAFE Notes, is contingent upon the occurrence of specific future capital-raising events by Scener. The future contingent events also contemplate the possibility of Scener having to pay back the original cash investment to each investor. The SAFE Notes are recorded as a liability on our consolidated financial statements within Other long-term liabilities and are required to be recorded at fair value each quarter. The valuation analysis model for the fair value of the SAFE Notes as of March 31, 2021 and December 31, 2020 used significant unobservable inputs that reflect our own estimates of assumptions that market participants would use. There has been no significant change in the estimated fair value since the issuance in the third quarter of 2020. Significant unobservable inputs to the valuation analysis model include the underlying conversion date for the SAFE Notes, Scener's capitalization prior to conversion of the SAFE Notes, an 80% discount rate as defined in the SAFE Note agreements, conversion price, conversion shares and an annual present value rate. All of the inputs are subject to significant judgment. Based on Scener's outstanding shares, without regard to potential dilution by the SAFE Notes or any other convertible securities, RealNetworks owns 82% of Scener. See Note 13. Related Party Transactions for additional discussion of Scener.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended March 31, 2021 and 2020, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Royalties and other fulfillment costs	$1,173	$1,149
Employee compensation, commissions and benefits	3,626	4,512
Sales, VAT and other taxes payable	1,302	1,231
Operating lease liabilities	3,127	3,373
Napster acquisition contingent consideration	3,760	4,800
Other	2,242	2,785
Total accrued and other current liabilities	$15,230	$17,850

Note 8.	Debt
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

In August 2019, RealNetworks and Napster entered into a Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the Loan Agreement, the bank extended a revolving line of credit (Revolver) not to exceed $10.0 million in the aggregate. In December 2020, at the time of closing the sale of Napster, as further described in Note 5. Dispositions, certain terms of the Loan Agreement were amended, including the removal of Napster as a party to the lending agreement.
In February 2021, we entered into an amendment with the bank on our Revolver, whereby the borrowing base for the Revolver is comprised of accounts receivable and direct to consumer deposits for RealNetworks only. Borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Revolver matures August 1, 2022. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $1.5 million unrestricted cash at the bank. We are in the process of negotiating the customary covenants for 2021, and we do not expect the resulting revisions to have a material effect on the Loan Agreement.
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were $0.1 million at March 31, 2021 and are included in Deferred costs, current on our condensed consolidated balance sheets.

Note 9.	Restructuring Charges
Restructuring and other charges in 2021 and 2020 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation and Other Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the three months ended March 31, 2021	$581	$2,590	$3,171
Costs incurred and charged to expense for the three months ended March 31, 2020	$86	$—	$86
During the quarter ended March 31, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2021 are as follows (in thousands):

Employee Separation Costs
Accrued liability at December 31, 2020	$346
Costs incurred and charged to expense for the three months ended March 31, 2021, excluding noncash charges	362
Cash payments	(224)
Accrued liability at March 31, 2021	$484

Note 10.	Loss Per Share
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

	Quarter Ended March 31,
	2021	2020
Net loss from continuing operations attributable to RealNetworks	$(10,448)	$(4,563)
Net loss from discontinued operations attributable to RealNetworks	—	(79)
Net loss attributable to RealNetworks	$(10,448)	$(4,642)

Weighted average common shares outstanding used to compute basic EPS	38,502	38,229
Dilutive effect of stock based awards and Series B Preferred Stock	—	—
Weighted average common shares outstanding used to compute diluted EPS	38,502	38,229

Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.27)	$(0.12)
Discontinued operations	—	—
Total net loss per share - Basic	$(0.27)	$(0.12)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.27)	$(0.12)
Discontinued operations	—	—
Total net loss per share - Diluted	$(0.27)	$(0.12)

During the quarters ended March 31, 2021 and 2020, 4.5 million and 7.9 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During 2020, approximately 8.1 million shares of Series B Preferred Stock were issued. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 13. Related Party Transactions. During the quarters ended March 31, 2021 and 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 11.	Commitments and Contingencies
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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this matter as of March 31, 2021 as it is early in the litigation and any potential liability cannot be reasonably estimated.

Note 12.	Segment Information
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services, our integrated RealTimes® platform which is sold to mobile carriers and our computer vision platform, SAFR (Secure Accurate Facial Recognition); and (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games and games licenses, games subscription services, and in-game advertising and advertising on game sites.
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
RealNetworks reports three reportable segments based on factors such as how we manage our operations and how the Chief Operating Decision Maker (CODM) reviews results. The CODM reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the 2020 10-K.
Segment results for the quarters ended March 31, 2021 and 2020 (in thousands):

Consumer Media	Quarter Ended March 31,
	2021	2020
Revenue	$3,309	$3,495
Cost of revenue	478	611
Gross profit	2,831	2,884
Operating expenses	2,201	2,458
Operating income	$630	$426

Mobile Services	Quarter Ended March 31,
	2021	2020
Revenue	$5,980	$6,690
Cost of revenue	1,492	1,696
Gross profit	4,488	4,994
Operating expenses	6,145	7,588
Operating loss	$(1,657)	$(2,594)

Games	Quarter Ended March 31,
	2021	2020
Revenue	$6,599	$6,637
Cost of revenue	1,705	1,794
Gross profit	4,894	4,843
Operating expenses	5,098	4,923
Operating loss	$(204)	$(80)

Corporate	Quarter Ended March 31,
	2021	2020
Cost of revenue	$4	$3
Operating expenses	4,960	2,584
Operating loss	$(4,964)	$(2,587)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2021	2020
United States	$9,932	$10,214
Europe	2,230	2,252
Rest of the World	3,726	4,356
Total net revenue	$15,888	$16,822
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	March 31, 2021	December 31, 2020
United States	$15,426	$18,318
Europe	7,159	7,638
Rest of the World	1,054	1,227
Total long-lived assets	$23,639	$27,183

Note 13.	Related Party Transactions
The sale of Napster closed on December 30, 2020. For additional details, see Note 5. Dispositions.
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
In July 2020, Mr. Glaser invested $0.7 million into a RealNetworks subsidiary, Scener. Scener is developing a platform that transforms the experience of viewing video entertainment into a social connected playground. The July 2020 funding was in addition to $0.8 million that Mr. Glaser had previously directly invested in 2019. In August 2020, this same subsidiary entered into agreements and received $1.4 million in funding from outside investors. The 2020 investments were in the form of SAFEs, as described in Note 6. Fair Value Measurements. As of March 31, 2021, RealNetworks owned approximately 82% of the subsidiary's outstanding equity, and we consolidate its financial results into our financial statements. The financial results of the subsidiary are reported in our Consumer Media segment.

Note 14.	Subsequent Events
In April 2021, we completed an underwritten public offering of 8,250,000 shares of common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received approximately $20.3 million, after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.

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

Overview
Our Business
RealNetworks invented the streaming media category in 1995 and continues to build on its foundation of digital media expertise and innovation. In recent years, we have leveraged our technical expertise and access to proprietary data sources to develop a new generation of AI-based products and solutions. These products and solutions are designed to help customers be safer and smarter, and for their companies to be more efficient and more successful. The main two products and key investment initiatives in our AI portfolio are SAFR, our AI-based computer vision platform, and Kontxt, our natural language processing-based (NLP) message classification and analysis product.

SAFR leverages the power of AI to enhance security and convenience for our customers around the globe with fast, accurate, low-biased face recognition and additional person- and object-based AI capabilities. Kontxt is based on AI NLP analysis, allowing our customers to analyze and classify multiple billions of messages monthly in real time in order to protect end consumers from spam and fraud. Our focus on AI-based products and our data science resources allows us to be agile, continuously evolving, and rapidly creating new solutions to solve customers’ problems.

In addition to our AI solutions, our consumer products also feature GameHouse Original Stories, a unique IP portfolio of free-to-play and subscription mobile games, used by millions of players. Our consumer products also include ringback tones, which we sell to consumers through mobile operators, and the renowned RealPlayer, which introduced streaming to the world in 1995 and today provides millions of people worldwide a powerful way to stream, download, store, organize, and experience the rapidly expanding universe of digital media content. We also create video compression and enhancement technology, which we primarily license to OEMs, including manufacturers of mobile devices, smart TVs, and set-top boxes.
Our Segments
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media (2) Mobile Services, and (3) Games.
Within our Consumer Media segment, revenue is derived from the software licensing of our video compression and enhancement, or codec, technologies, including primarily from our prior-generation codec RealMedia Variable Bitrate, or RMVB, and to a lesser extent our newer codec technology, RealMedia High Definition, or RMHD. We also generate revenue from the sale of our PC-based RealPlayer products, including RealPlayer Plus and related products. These products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of subscription services, which include our intercarrier messaging service and ringback tones, as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile carriers. Our Mobile Services segment also includes our AI-based growth initiatives, SAFR and Kontxt.
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus caused significant turmoil to the global economy and financial markets. Similar to other companies, at the onset of the pandemic we implemented measures to support the health and well-being of our employees, customers, partners and communities, including working remotely and learning to operate our businesses in a fundamentally different way.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil added complexity, uncertainty and risk to nearly all aspects of our business. As a result of the pandemic, we reevaluated our operating plans, causing some significant pivots in 2020 for our growth initiatives, and we continue to assess our plans as the pandemic environment evolves. Moreover, as we continue to operate our business as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to fully predict the impacts that the COVID-19 pandemic will continue to have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal year 2021, due to the numerous uncertainties, including the duration and severity of the pandemic and ongoing containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of March 31, 2021, we had $17.0 million in unrestricted cash and cash equivalents, compared to $23.9 million as of December 31, 2020. The 2021 decrease in cash and cash equivalents compared to the prior year end amount was primarily due to our ongoing cash flows used in operating activities, which totaled $7.0 million for the first three months of 2021.
The following discussion reflects RealNetworks' results from continuing operations. Condensed consolidated results were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Total revenue	$15,888	$16,822	$(934)	(6)%
Cost of revenue	3,679	4,104	(425)	(10)%
Gross profit	12,209	12,718	(509)	(4)%
Gross margin	77%	76%
Operating expenses	18,404	17,553	851	5%
Operating loss	$(6,195)	$(4,835)	$(1,360)	(28)%
In the first quarter of 2021, our total consolidated revenue decreased $0.9 million as compared with the year-earlier period. The decrease was due primarily to lower revenues in our Mobile Services and Consumer Media segments of $0.7 million and $0.2 million, respectively.
Cost of revenue decreased by $0.4 million for the quarter ended March 31, 2021 as compared with the year-earlier period, primarily due to decreases in our Mobile Services and Consumer Media segments.
Operating expenses increased by $0.9 million in the quarter ended March 31, 2021 as compared with the year-earlier period. The increase was due primarily to restructuring charges of $3.1 million, partially offset by lower salaries and benefits of $1.2 million and lower marketing expenses of $0.3 million. Also contributing to the offset was a $0.7 million higher benefit in the first quarter of 2021 related to the fair value adjustment of the contingent consideration liability.
Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$3,309	$3,495	$(186)	(5)%
Cost of revenue	478	611	(133)	(22)%
Gross profit	2,831	2,884	(53)	(2)%
Gross margin	86%	83%
Operating expenses	2,201	2,458	(257)	(10)%
Operating income	$630	$426	$204	48%
Total Consumer Media revenue for the quarter ended March 31, 2021 decreased $0.2 million as compared to the same quarter in 2020. The decrease was primarily due to lower software license revenues, lower advertising and other, and lower subscription services. This was partially offset by higher product sales.
Software License
In the quarter ended March 31, 2021, the decrease in software license revenue of $0.1 million was due primarily to the timing of contract renewals.

Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The increase in product sales of $0.2 million was primarily due to higher RealPlayer Plus sales during the first quarter of 2021.
Cost of revenue for the quarter ended March 31, 2021 decreased $0.1 million compared with the year-earlier period. This was primarily due to reductions in salaries and benefits.
Operating expenses decreased $0.3 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions and lower professional fees.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$5,980	$6,690	$(710)	(11)%
Cost of revenue	1,492	1,696	(204)	(12)%
Gross profit	4,488	4,994	(506)	(10)%
Gross margin	75%	75%
Operating expenses	6,145	7,588	(1,443)	(19)%
Operating loss	$(1,657)	$(2,594)	$937	36%
Total Mobile Services revenue decreased by $0.7 million in the quarter ended March 31, 2021 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $1.4 million, partially offset by an increase in software license revenues of $0.6 million.
Software License
For our software license revenue, the increase in revenue for the quarter ended March 31, 2021 as compared to the prior-year period was due primarily to higher sales of our SAFR product of $0.5 million.
Subscription Services
The decline in our subscription service revenue of $1.4 million in the quarter ended March 31, 2021 as compared to the prior-year period is due primarily to lower revenues from our ringback tones business of $1.1 million, resulting from terminated contracts and lower subscribers.
Cost of revenue decreased by $0.2 million in the quarter ended March 31, 2021 compared with the prior-year period, due primarily to reductions in salaries and benefits related to headcount reductions.
Operating expenses decreased by $1.4 million for the quarter ended March 31, 2021 compared with the year-earlier period due to reductions in salaries and benefits related to headcount reductions of $1.4 million and lower marketing expenses of $0.3 million. These decreases were partially offset by higher professional fees of $0.3 million.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$6,599	$6,637	$(38)	(1)%
Cost of revenue	1,705	1,794	(89)	(5)%
Gross profit	4,894	4,843	51	1%
Gross margin	74%	73%
Operating expenses	5,098	4,923	175	4%
Operating loss	$(204)	$(80)	$(124)	155%
Total Games revenue decreased slightly for the quarter ended March 31, 2021 as compared with the year-earlier period due primarily to a decrease of $0.2 million in subscription services revenues, offset by a $0.2 million increase in our product sales revenues, described more fully below.
Subscription Services
Our subscription sales decreased $0.2 million as a result of lower subscribers in the first quarter of 2021.
Product Sales
Our product sales increased $0.2 million as a result of higher in-game purchases of $0.4 million compared to the prior-year period, partially offset by lower sales of games of $0.2 million.
Cost of revenue decreased $0.1 million in the quarter ended March 31, 2021 when compared to the prior year period due to lower publisher license and service royalties.
Operating expenses increased $0.2 million in the quarter ended March 31, 2021 when compared with the prior-year period due primarily to higher professional service fees.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Cost of revenue	$4	$3	$1	33%
Operating expenses	4,960	2,584	2,376	92%
Operating loss	$(4,964)	$(2,587)	$(2,377)	(92)%
Operating expenses increased by $2.4 million in the quarter ended March 31, 2021 compared with the year-earlier period, primarily due to higher restructuring and stock compensation expenses of $3.1 million and $0.5 million, respectively. These increases were partially offset by a $0.7 million higher benefit in the first quarter of 2021 related to the fair value adjustment of the contingent consideration liability, as further discussed in Note 6. Fair Value Measurements, and lower professional fees of $0.4 million.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change	% Change
Research and development	$6,238	$6,606	$(368)	(6)%
Sales and marketing	5,137	6,000	(863)	(14)%
General and administrative	4,898	5,161	(263)	(5)%
Fair value adjustments to contingent consideration liability	(1,040)	(300)	(740)	247%
Restructuring and other charges	3,171	86	3,085	3,587%
Total consolidated operating expenses	$18,404	$17,553	$851	5%
Research and development expenses decreased by $0.4 million in the quarter ended March 31, 2021 as compared with the year-earlier period, primarily due to a reduction in salaries and people related costs of $0.8 million, partially offset by higher professional service fees of $0.2 million and higher infrastructure costs of $0.1 million.
Sales and marketing expenses decreased $0.9 million in the quarter ended March 31, 2021 as compared with the year-earlier period, primarily due to a $0.7 million reduction in salaries and people related costs and lower marketing expenses of $0.3 million, partially offset by a $0.2 million increase in professional service fees.
General and administrative expenses decreased by $0.3 million in the quarter ended March 31, 2021 as compared with the year-earlier period, primarily due to lower professional service fees of $0.4 million and lower infrastructure expenses of $0.1 million, partially offset by higher stock compensation expense.
The fair value adjustments to the contingent consideration liability changed by $0.7 million in the quarter ended March 31, 2021 as compared with the same period in 2020. See Note 6. Fair Value Measurements for additional information.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts and the $2.5 million of lease impairment charges for office space previously vacated. For additional details on these charges, see Note 9. Restructuring Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended March 31,
	2021	2020	$ Change
Interest expense	$(95)	$—	$(95)
Interest income	13	6	7
Loss on equity and other investments, net	(4,272)	—	(4,272)
Other income, net	104	238	(134)
Total other income (expense), net	$(4,250)	$244	$(4,494)
As of the quarter ended March 31, 2021, the Loss on equity and other investments, net, of $4.3 million reflects the unrealized losses on equity securities. We acquired these shares from the sale of Napster in December 2020, as further discussed in Note 5. Dispositions.
The fluctuations in Other income primarily relate to foreign exchange gains and losses.

Income Taxes
We recognized income tax expense of $0.1 million during the quarter ended March 31, 2021 related to U.S. and foreign income taxes. For the same period in 2020, income tax expense was insignificant.
As of March 31, 2021, RealNetworks has $0.7 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the first quarter of 2021. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2021, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the first quarter of 2021 was minimal.
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
New Accounting Pronouncements
See Note 2. Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	March 31, 2021	December 31, 2020
Working capital, excluding cash and cash equivalents	$1,277	$1,148
Cash and cash equivalents	17,015	23,940
Restricted cash equivalents	1,630	1,630
Cash and cash equivalents decreased from December 31, 2020 due primarily to cash used in operating activities, which totaled $7.0 million in the first three months of 2021.
As of March 31, 2021, approximately $7.9 million of the $17.0 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity from continuing operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(6,976)	$(5,923)
Cash used in investing activities	(56)	(80)
Cash provided by financing activities	358	10,000
Cash used in operating activities consisted of net loss from continuing operations adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, loss on equity and other investments, fair value adjustments to contingent consideration liability, loss on impairment of operating lease assets, foreign currency gains, and the effect of changes in certain operating assets and liabilities.
Cash used in operating activities from continuing operations was $1.1 million higher in the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the incremental cash used to fund the net change in working capital.
In each of the three months ended March 31, 2021 and 2020, cash used by investing activities consisted of fixed asset purchases of $0.1 million.
Cash provided by financing activities for the three months ended March 31, 2021 was $0.4 million. This cash inflow was due to proceeds from the issuance of common stock related to exercising of stock options, partially offset by tax payments for shares withheld upon vesting of restricted stock.
Cash provided by financing activities for the three months ended March 31, 2020 was $10.0 million. This cash inflow was due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock..

Three customers accounted for more than 10% of trade accounts receivable as of March 31, 2021, with the customers accounting for 21% , 11%, and 10% each. Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2020, with the customers accounting for 19% and 10% each. Three customers accounted for 45% of consolidated revenue, or $7.3 million, during the three months ended March 31, 2021. Two customers accounted for 26% of consolidated revenue, or $4.4 million, during the three months ended March 31, 2020.
While we currently have no planned significant capital expenditures for the remainder of 2021 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
As discussed in Note 6. Fair Value Measurements, in April 2021, we agreed with the seller on the form of final payment of the contingent consideration associated with the Napster interests acquired by RealNetworks in January 2019. The payment included cash of $2.5 million and the transfer of 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date. The fair value of RealNetworks' investment in the ordinary shares of Napster Group as of March 31, 2021 was $5.7 million, inclusive of the shares to be transferred to the seller.
RealNetworks is a party to a Loan Agreement with a third-party financial institution, as discussed in Note 8. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. At March 31, 2021, we had no outstanding draws on the revolving line of credit.
In April 2021, we completed an underwritten public offering of 8,250,000 shares of our common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received approximately $20.3 million, after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.
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
Off-Balance Sheet Arrangements
We do not maintain accruals associated with certain guarantees, as discussed in Note 17 Guarantees, to the consolidated financial statements included in Item 8 of Part II of our 2020 10-K. Thus, these guarantee obligations constitute off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting estimates are discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2020.
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
Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to RealNetworks' revolving line of credit. RealNetworks' borrowing arrangement has floating rate interest payments and thus has a degree of interest rate risk, if interest rates increase. Based on the available balance, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest expense or cash flows by more than a nominal amount.

Investment Risk. As of March 31, 2021, we had an equity investment in common shares of a foreign publicly traded technology company. These common shares were acquired as a portion of the proceeds received in the sale of Napster. The equity investment is subject to fluctuation in the market price as well as being exposed to changes in foreign currency exchange rates. A hypothetical 10% increase/decrease in the common share price and foreign currency exchange rate would result in an increase/decrease of the value of the equity investment of approximately $1.2 million.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of March 31, 2021 would not result in a material impact on our financial position, results of operations or cash flows.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 11. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout 2020, across the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus initially caused significant turmoil to the global economy and financial markets. To address the public health and safety concerns, we took steps to support the health and well-being of our employees, customers, partners and communities, including working remotely and learning to operate our businesses in a fundamentally different way.
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses and, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter of 2020. We also reduced expenditures throughout 2020 in an effort to efficiently manage our businesses in the restricted and uncertain climate. We continue to face risk, however, related to fixed facilities costs given the uncertain post-pandemic future of the use of physical office space. In addition, the initial turmoil in financial markets contributed to significant downward pressure on our stock price early in the pandemic. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, and reactions thereto, continue to evolve.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil added complexity, uncertainty and risk to nearly all aspects of our business. We are unable to fully predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for fiscal 2021 or beyond.
Risks Related to our Strategy
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives, several of which have been unsuccessful over recent years, have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the potential impact of macroeconomic pressures and global pandemics. In particular, progress with our growth initiatives was negatively impacted by various reactions to the global outbreak of the coronavirus that causes COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.
Given the ambitious and significant nature of our growth initiatives, there is substantial risk that we may be unsuccessful in implementing our plans in a timely manner, our cash reserves may be depleted or insufficient to fully implement our plans, our growth initiatives may not gain adequate momentum, or the combination of our growth initiatives and cost reductions may not prove to be profitable. Moreover, our acceptance of outside funding for any of our growth businesses, such as our April 2021 public offering and Scener's 2020 fundraising, exposes us to new risks and potential liabilities, including possible payment obligations and securities liability. Our business would suffer, and our operational results and financial outlook would be negatively impacted to a significant degree in the event that any of our growth initiatives fail.
In August 2019, RealNetworks and Napster entered into a loan agreement with a third-party financial institution. Following the December 2020 sale of Napster to MelodyVR, the loan agreement was amended to remove Napster as a co-borrower and, among other modifications, to reduce the amount available under the revolving line of credit to a maximum of $6.5 million. The loan agreement, as amended, matures August 1, 2022 and contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining a minimum unrestricted cash balance. We have not had a debt facility in our recent past, therefore the entry into this facility has introduced new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit.
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
The inability to obtain additional debt, whether through draws on our current line of credit or through a new debt facility, or the need to raise funds through other means, could negatively impact our liquidity and ability to invest in our growth initiatives. Moreover, we could be compelled to consider funding that would impact our governance structure. Our pursuit of debt or other sources of liquidity could impair our financial results and stock price.
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
Our growth initiatives are highly dependent on the performance of mobile telecommunications carriers, distributors, and resellers. We distribute our messaging platform services, such as Kontxt, through a limited number of mobile telecommunications carriers. Our SAFR sales channel includes distributors and resellers, as well as sales directly to end users. The financial condition, performance, and demand of our products and services through these mobile telecommunications carriers, distributors, and resellers could deteriorate, weakening our ability to sell our products and services, causing a material negative impact on our financial results.
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

Our digital media products and services, including both longstanding and new products/solutions some of which are central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, deeper and more expansive market penetration, more employees, and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features that we currently develop and market or seek to develop and market. In attempting to compete with any or all of these competitors, we may experience, as we have in the past, some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
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
Issues with the use of artificial intelligence, or AI, in our offerings could result in reputational harm or liability.
Certain of our growth initiatives are centered around AI-based products and solutions, and we expect these initiatives to comprise an increasing percentage of our go-forward business. We envision a future in which our AI-based products and solutions help our customers live safer, smarter, more efficiently, and more successfully. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us, our distribution network, our end users, or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on privacy, employment, or other social issues, we may experience brand or reputational harm.
Risks Related to our Operations

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
The difficulty in forecasting our operating results may also cause over- or under-investment in certain growth initiatives, as such investment is often planned based on expected financial results. This over-/under-investment could cause more severe fluctuations in operating results and, likely, further volatility in our stock price.
Further, because our common stock is listed on the Nasdaq Global Select Market, we must meet Nasdaq's continued listing requirements, in particular, financial requirements that include maintaining a minimum bid price of at least $1.00. In April 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Global Select Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period from March 11, 2020 to April 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. In June 2020, we received a second letter from Nasdaq Staff indicating that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) based on its determination that the closing bid price of our common stock had been at $1.00 per share or greater for the 10 business days from May 15 to May 29, 2020. Although we are currently in compliance with all applicable continued listing requirements and have received no contradictory notification from Nasdaq, our stock price could again fall below the $1.00 minimum as a result of valuation pressure, stock-specific trading activity or general declines in the stock market. We regularly monitor our compliance with Nasdaq's continued listing requirements, and, as necessary, our Board will consider the implementation of various measures intended to support continued compliance.
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
As we pursue further sales of our SAFR product to governmental agencies, such as the Small Business Innovation Research (SBIR) contracts with the U.S. Air Force in 2020, we may become subject to more extensive contracting rules, standards, and audits.
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
We sell many of our products and services through online sales transactions directly with consumers, and their credit card information is collected and stored by our payment processors. The systems of our third party service providers may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have a privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client, third party payment providers, and server products. A security breach that leads to disclosure of consumer account information, or any failure by us to comply with our posted privacy policy or existing or new privacy legislation, could harm our reputation, impact the market for our products and services, or subject us to litigation. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks, or the third party systems and networks that we utilize, could result from a failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt systems and networks and many other causes. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.
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

REALNETWORKS, INC.

By:	/s/ Christine Chambers
Christine Chambers
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 13, 2021

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Offer letter dated January 15, 2021 between RealNetworks, Inc. and Christine Chambers

31.1
Certification of Robert Glaser, Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Christine Chambers, Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christine Chambers, Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document