Form 10-Q
period 2021-06-30
REALNETWORKS INC
filed 2021-08-05
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
The number of shares of the registrant’s Common Stock outstanding as of August 2, 2021 was 47,006,753.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29,860	$23,940
Trade accounts receivable, net of allowances of $619 and $629	12,858	10,229
Deferred costs, current portion	91	196
Investments	3,973	9,965
Prepaid expenses and other current assets	6,428	3,480
Total current assets	53,210	47,810
Equipment, software, and leasehold improvements, at cost:
Equipment and software	29,790	30,726
Leasehold improvements	2,745	2,776
Total equipment, software, and leasehold improvements	32,535	33,502
Less accumulated depreciation and amortization	30,998	31,631
Net equipment, software, and leasehold improvements	1,537	1,871
Operating lease assets	4,987	7,937
Restricted cash equivalents	1,630	1,630
Other assets	982	4,150
Deferred costs, non-current portion	—	74
Deferred tax assets, net	875	909
Goodwill	17,229	17,375
Total assets	$80,450	$81,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,932	$2,750
Accrued and other current liabilities	12,336	17,850
Deferred revenue, current portion	2,281	2,122
Total current liabilities	17,549	22,722
Deferred revenue, non-current portion	27	45
Deferred tax liabilities, net	1,100	1,129
Long-term lease liabilities	5,896	6,837
Long-term debt	—	2,895
Other long-term liabilities	53	2,241
Total liabilities	24,625	35,869
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2021 and 2020	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 46,998 shares in 2021 and 38,424 shares in 2020	47	38
Additional paid-in capital	677,498	655,606
Accumulated other comprehensive loss	(61,071)	(60,641)
Accumulated deficit	(560,657)	(548,862)
Total shareholders’ equity	55,825	46,149
Noncontrolling interests	—	(262)
Total equity	55,825	45,887
Total liabilities and equity	$80,450	$81,756
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$14,561	$17,085	$30,449	$33,907
Cost of revenue	3,572	4,263	7,251	8,367
Gross profit	10,989	12,822	23,198	25,540
Operating expenses:
Research and development	6,330	5,988	12,568	12,594
Sales and marketing	5,259	4,839	10,396	10,839
General and administrative	4,376	3,978	9,274	9,139
Fair value adjustments to contingent consideration liability	—	100	(1,040)	(200)
Restructuring and other charges	718	704	3,889	790
Total operating expenses	16,683	15,609	35,087	33,162
Operating loss	(5,694)	(2,787)	(11,889)	(7,622)
Other income (expenses):
Interest expense	(24)	(5)	(119)	(5)
Interest income	7	19	20	25
Loss on equity and other investments, net	(569)	(53)	(4,841)	(53)
Gain on forgiveness of Paycheck Protection Program loan	2,897	—	2,897	—
Other income (expense), net	1,916	(71)	2,020	167
Total other income (expenses), net	4,227	(110)	(23)	134
Loss from continuing operations before income taxes	(1,467)	(2,897)	(11,912)	(7,488)
Income tax expense	18	265	127	290
Net loss from continuing operations	(1,485)	(3,162)	(12,039)	(7,778)
Net loss from discontinued operations, net of tax	—	(2,392)	—	(2,465)
Net loss	(1,485)	(5,554)	(12,039)	(10,243)
Net loss attributable to noncontrolling interests of continuing operations	(138)	(66)	(244)	(119)
Net loss attributable to noncontrolling interests of discontinued operations	—	(376)	—	(370)
Net loss attributable to RealNetworks	$(1,347)	$(5,112)	$(11,795)	$(9,754)

Net loss from continuing operations attributable to RealNetworks	$(1,347)	$(3,096)	$(11,795)	$(7,659)
Net loss from discontinued operations attributable to RealNetworks	—	(2,016)	—	(2,095)
Net loss attributable to RealNetworks	$(1,347)	$(5,112)	$(11,795)	$(9,754)
Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.03)	$(0.08)	$(0.28)	$(0.20)
Discontinued operations	—	(0.05)	—	(0.06)
Total net loss per share - Basic	$(0.03)	$(0.13)	$(0.28)	$(0.26)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.03)	$(0.08)	$(0.28)	$(0.20)
Discontinued operations	—	(0.05)	—	(0.06)
Total net loss per share - Diluted	$(0.03)	$(0.13)	$(0.28)	$(0.26)
Shares used to compute basic net loss per share	44,284	38,243	41,409	38,236
Shares used to compute diluted net loss per share	44,284	38,243	41,409	38,236

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,485)	$(5,554)	$(12,039)	$(10,243)
Comprehensive income (loss):
Foreign currency translation adjustments	106	520	(430)	(387)
Total other comprehensive income (loss )	106	520	(430)	(387)
Comprehensive loss including noncontrolling interests	(1,379)	(5,034)	(12,469)	(10,630)
Comprehensive loss attributable to noncontrolling interests	(138)	(442)	(244)	(489)
Comprehensive loss attributable to RealNetworks	$(1,241)	$(4,592)	$(12,225)	$(10,141)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(12,039)	$(7,778)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	397	493
Stock-based compensation	1,271	703
Loss on equity and other investments, net	4,841	53
Foreign currency gain	(15)	(118)
Fair value adjustments to contingent consideration liability	(1,040)	(200)
Loss on impairment of operating lease assets	2,461	—
Gain on deconsolidation of subsidiary	(1,961)	—
Gain on forgiveness of Paycheck Protection Program loan	(2,897)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(2,698)	497
Prepaid expenses, operating lease and other assets	703	2,487
Accounts payable	210	(720)
Accrued, lease and other liabilities	(138)	(2,070)
Net cash used in operating activities- continuing operations	(10,905)	(6,653)
Net cash provided by operating activities- discontinued operations	—	(1,924)
Net cash used in operating activities	(10,905)	(8,577)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(131)	(157)
Deconsolidation of subsidiary	(836)	—
Net cash used in investing activities- continuing operations	(967)	(157)
Net cash used in investing activities- discontinued operations	—	(169)
Net cash used in investing activities	(967)	(326)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	534	—
Proceeds from issuance of preferred stock	—	10,000
Proceeds from equity offering, net of costs	20,114	—
Tax payments from shares withheld upon vesting of restricted stock	(117)	(5)
Payment of contingent consideration liability	(2,500)	—
Proceeds from long-term debt	—	2,875
Net cash provided by financing activities- continuing operations	18,031	12,870
Net cash used in financing activities- discontinued operations	—	(988)
Net cash provided by financing activities	18,031	11,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(239)	(96)
Net increase in cash, cash equivalents and restricted cash	5,920	2,883
Cash, cash equivalents and restricted cash, beginning of period	25,570	22,179
Cash, cash equivalents and restricted cash end of period	31,490	25,062
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	5,742
Cash, cash equivalents and restricted cash from continuing operations, end of period	$31,490	$19,320
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net loss	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	$8	38,231	$38	$654,442	$(62,230)	$(548,652)	$43,606	$(549)	$43,057
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	23	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	323	—	—	323	—	323
Foreign currency translation adjustments	—	—	—	—	—	520	—	520	—	520
Net loss	—	—	—	—	—	—	(5,112)	(5,112)	(442)	(5,554)
Balances, June 30, 2020	8,065	8	38,254	38	654,760	(61,710)	(553,764)	39,332	(991)	38,341

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	95	1	58	—	—	59	—	59
Issuance of common stock from equity offering, net of costs	—	—	8,250	8	20,106	—	—	20,114	—	20,114
Stock-based compensation	—	—	—	—	435	—	—	435	—	435
Foreign currency translation adjustments	—	—	—	—	—	106	—	106	—	106
Deconsolidation of subsidiary	—	—	—	—	99	—	—	99	506	605
Net loss	—	—	—	—	—	—	(1,347)	(1,347)	(138)	(1,485)
Balances, June 30, 2021	8,065	8	46,998	47	677,498	$(61,071)	(560,657)	55,825	—	55,825

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2021 and 2020

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
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks. As of June 30, 2021 RealNetworks no longer has a controlling interest and will account for its remaining interest in Scener using the equity method of accounting. As a result of the deconsolidation of Scener, the Company recognized a gain of $2.0 million in Other income (expense), net on the condensed consolidated statement of operations for the three and six months ended June 30, 2021.
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
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests primarily represented third-party ownership in the equity of Napster and Scener Inc. ("Scener") and are reflected separately in the Company's financial statements. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. The Company continues to incur operating losses from continuing operations, including net operating losses of $5.7 million and $11.9 million for the quarter and six months ended June 30, 2021, respectively. The Company had an accumulated deficit of $560.7 million and $548.9 million as of June 30, 2021 and December 31, 2020, respectively. The Company believes that its cash and cash equivalents of $29.9 million as of June 30, 2021, as well as the unused capacity of its revolving line of credit are adequate to fund the Company's operations for at least one year from the date these financial statements were issued.
Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of the coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.

The COVID-19 pandemic, including the emergence of new variants such as the delta variant, and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. It is difficult to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows. In the preparation of our financial statements, certain estimates and assumptions regarding these impacts have been made, which could change in future periods and which could differ from actual outcomes.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended June 30, 2021			Six Months Ended June 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$841	$1,931	$—	$2,716	$3,322	$—
Subscription Services	793	4,425	2,431	1,611	9,014	4,959
Product Sales	330	—	2,830	768	—	5,993
Advertising and Other	97	—	883	275	—	1,791
Total	$2,061	$6,356	$6,144	$5,370	$12,336	$12,743

	Quarter Ended June 30, 2020			Six Months Ended June 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,702	$972	$—	$3,722	$1,803	$—
Subscription Services	898	5,489	2,730	1,827	11,348	5,500
Product Sales	261	—	3,712	483	—	6,690
Advertising and Other	298	—	1,023	622	—	1,912
Total	$3,159	$6,461	$7,465	$6,654	$13,151	$14,102
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended June 30, 2021			Six Months Ended June 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$938	$6,270	$977	$2,991	$12,155	$2,038
Direct to Consumer	1,123	86	5,167	2,379	181	10,705
Total	$2,061	$6,356	$6,144	$5,370	$12,336	$12,743

	Quarter Ended June 30, 2020			Six Months Ended June 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,999	$6,362	$1,197	$4,343	$12,946	$2,292
Direct to Consumer	1,160	99	6,268	2,311	205	11,810
Total	$3,159	$6,461	$7,465	$6,654	$13,151	$14,102
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of June 30, 2021 and December 31, 2020, our balance of long-term accounts receivable was $0.4 million and $0.6 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2020 to June 30, 2021 is primarily due to the timing of expected cash receipts. During the quarter and six months ended June 30, 2021, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of June 30, 2021 and December 31, 2020, we had a deferred revenue balance of $2.3 million and $2.2 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the six months ended June 30, 2021 and 2020, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2019
Total stock-based compensation expense	$435	$323	$1,271	$703
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.59%	0.31%	0.50%	0.76%
Expected life (years)	3.9	4.0	3.9	4.0
Volatility	71%	45%	71%	45%
The total stock-based compensation amounts for 2021 and 2020 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Included in the expense for six months ended June 30, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of June 30, 2021, there was $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

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
MelodyVR paid consideration of approximately $26 million to certain holders of debt and equity of Napster, comprised of $12 million in cash, shares of MelodyVR, and a $3 million 18-month indemnity escrow. Of the cash consideration, approximately $5.3 million was used to fully repay the advance to Napster on the revolving line of credit, pay Napster's transaction expenses, and pay amounts to certain of Napster's common stockholders. Additionally, $2.5 million of the cash proceeds and 47.8 million MelodyVR shares were used by RealNetworks to settle a contingent consideration obligation associated with our January 2019 acquisition from a third party of both a 42% stake in Napster and a $5 million loan to Napster. Net of these items, RealNetworks retained approximately $4.2 million in cash and 173.3 million shares of MelodyVR, as well as the right to any funds released from the $3 million escrow account. The shares of MelodyVR that RealNetworks received may not be sold or transferred, except in limited circumstances, for a period of approximately one year from the close of the transaction.
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
The following table summarizes the loss from discontinued operations (in thousands):

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$23,339	$49,662
Cost of revenue	18,770	38,842
Gross profit	4,569	10,820
Operating expenses	6,681	13,185
Operating loss	(2,112)	(2,365)
Other expense	(332)	(38)
Loss from discontinued operations before income taxes	(2,444)	(2,403)
Income tax (benefit) expense	(52)	62
Net loss from discontinued operations	(2,392)	(2,465)
Noncontrolling interests in net loss from discontinued operations	(376)	(370)
Net loss from discontinued operations attributable to RealNetworks	$(2,016)	$(2,095)
The 18-month indemnity escrow, which is included in Other assets on the condensed consolidated balance sheets, was reduced from $3.0 million to $2.8 million during the six months ended June 30, 2021. We are not aware of any additional claims against the escrow at June 30, 2021.

Note 6.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2021				June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$29,860	$—	$—	$29,860	$29,860
Investments	—	—	3,973	3,973	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$31,490	$—	$3,973	$35,463	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$23,940	$—	$—	$23,940	$23,940
Investments	—	—	9,965	9,965	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$25,570	$—	$9,965	$35,535	N/A
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$4,800	$4,800	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$6,906	$6,906	N/A
Restricted cash equivalents as of June 30, 2021 and December 31, 2020 primarily relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 8. Debt for additional details.
Investments as of June 30, 2021 and December 31, 2020 are comprised of Napster Group ordinary shares received as a portion of the consideration from the Napster disposition, which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of June 30, 2021 and December 31, 2020 and discounted for a lack of liquidity due to the 12-month contractual restriction on selling or transferring the shares, subject to certain exceptions. The determination of the discount required the use of significant unobservable inputs, such as the lock-up period combined with an estimated equity volatility for the shares, that reflect our own estimates of assumptions that market participants would use. A 10% increase or decrease to the equity volatility rate could result in a $0.1 million decrease or increase, respectively, in the fair value of the stock. For the three and six months ended June 30, 2021, we recognized unrealized losses of $0.5 million and $4.7 million, respectively, in Loss on equity and other investments, net on the condensed consolidated statements of operations.
During the second quarter of 2021, the Company settled the contingent consideration liability. Accrued and other current liabilities as of December 31, 2020 included the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. The valuation methodology of the contingent consideration at December 31, 2020 was based on RealNetworks' contractual obligation to pay the seller of the Napster interests acquired by RealNetworks in January 2019.
On June 30, 2021, the Company deconsolidated Scener, removing the SAFE Notes from RealNetworks, Inc. consolidated balance sheet. See Note 1. Description of Business and Summary of Significant Accounting Policies for additional information regarding the deconsolidation of Scener.
In the third quarter of 2020, Scener received $2.1 million in cash in exchange for the issuance of convertible securities, each a Simple Agreement for Future Equity. The conversion of these securities, or SAFE Notes, is contingent upon the occurrence of specific future capital-raising events by Scener. The future contingent events also contemplate the possibility of Scener having to pay back the original cash investment to each investor. The SAFE Notes were recorded as a liability on our consolidated financial statements within Other long-term liabilities and required to be recorded at fair value each quarter. The valuation analysis model for the fair value of the SAFE Notes as of December 31, 2020 used significant unobservable inputs that reflected our own estimates of assumptions that market participants would use. Significant unobservable inputs to the valuation analysis model included the underlying conversion date for the SAFE Notes, Scener's capitalization prior to conversion of the SAFE Notes, an 80% discount rate as defined in the SAFE Note agreements, conversion price, conversion shares and an annual present value rate. All of the inputs were subject to significant judgment.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three and six months ended June 30, 2021 and 2020, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Royalties and other fulfillment costs	$1,158	$1,149
Employee compensation, commissions and benefits	4,439	4,512
Sales, VAT and other taxes payable	1,131	1,231
Operating lease liabilities	3,565	3,373
Napster acquisition contingent consideration	—	4,800
Other	2,043	2,785
Total accrued and other current liabilities	$12,336	$17,850

Note 8.	Debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over a 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note had a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a ten-month deferment period starting after the 24-week measurement period, and was eligible for forgiveness pursuant to PPP guidelines. In April 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. We applied for forgiveness in January 2021. On June 19, 2021, the Company received noticed from our participating bank that our request for forgiveness was approved and our PPP loan principal and interest are deemed paid in full. Upon the forgiveness of our obligations of the PPP promissory note, we recognized a gain of $2.9 million in Other income (expense), net on the condensed consolidated statement of operations for the quarter ended June 30, 2021.
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
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were $0.1 million at June 30, 2021 and are included in Deferred costs, current on our condensed consolidated balance sheets.

Note 9.	Shareholders' Equity
In April 2021, we completed an underwritten public offering of 8,250,000 shares of common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received approximately $20.1 million, after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.

Note 10.	Restructuring Charges
Restructuring and other charges in 2021 and 2020 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation and Other Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the six months ended June 30, 2021	$1,161	$2,728	$3,889
Costs incurred and charged to expense for the six months ended June 30, 2020	$712	$78	$790
During the six months ended June 30, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2021 are as follows (in thousands):

Employee Separation Costs
Accrued liability at December 31, 2020	$346
Costs incurred and charged to expense for the six months ended June 30, 2021, excluding noncash charges	942
Cash payments	(813)
Accrued liability at June 30, 2021	$475

Note 11.	Loss Per Share
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss from continuing operations attributable to RealNetworks	$(1,347)	$(3,096)	$(11,795)	$(7,659)
Net loss from discontinued operations attributable to RealNetworks	—	(2,016)	—	(2,095)
Net loss attributable to RealNetworks	$(1,347)	$(5,112)	$(11,795)	$(9,754)

Weighted average common shares outstanding used to compute basic EPS	44,284	38,243	41,409	38,236
Dilutive effect of stock based awards and Series B Preferred Stock	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	44,284	38,243	41,409	38,236

Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.03)	$(0.08)	$(0.28)	$(0.20)
Discontinued operations	—	(0.05)	—	(0.06)
Total net loss per share - Basic	$(0.03)	$(0.13)	$(0.28)	$(0.26)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.03)	$(0.08)	$(0.28)	$(0.20)
Discontinued operations	—	(0.05)	—	(0.06)
Total net loss per share - Diluted	$(0.03)	$(0.13)	$(0.28)	$(0.26)

During the quarter and six months ended June 30, 2021, 4.2 million and 4.4 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and six months ended June 30, 2020, 7.1 million and 7.4 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During 2020, approximately 8.1 million shares of Series B Preferred Stock were issued. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 14. Related Party Transactions. During the quarters and six months ended June 30, 2021 and 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 12.	Commitments and Contingencies
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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this matter as of June 30, 2021 as it is early in the litigation and any potential liability cannot be reasonably estimated.

Note 13.	Segment Information
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
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses, which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items may also include changes in the fair value of the contingent consideration liability, restructuring charges, and stock compensation charges.
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

Segment results for the quarters ended June 30, 2021 and 2020 (in thousands):

Consumer Media	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,061	$3,159	$5,370	$6,654
Cost of revenue	497	519	975	1,130
Gross profit	1,564	2,640	4,395	5,524
Operating expenses	2,332	2,204	4,533	4,662
Operating income (loss)	$(768)	$436	$(138)	$862

Mobile Services	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,356	$6,461	$12,336	$13,151
Cost of revenue	1,517	1,782	3,009	3,478
Gross profit	4,839	4,679	9,327	9,673
Operating expenses	6,332	5,682	12,477	13,270
Operating loss	$(1,493)	$(1,003)	$(3,150)	$(3,597)

Games	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,144	$7,465	$12,743	$14,102
Cost of revenue	1,552	1,958	3,257	3,752
Gross profit	4,592	5,507	9,486	10,350
Operating expenses	4,849	4,976	9,947	9,899
Operating income (loss)	$(257)	$531	$(461)	$451

Corporate	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$6	$4	$10	$7
Operating expenses	3,170	2,747	8,130	5,331
Operating loss	$(3,176)	$(2,751)	$(8,140)	$(5,338)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$9,209	$10,742	$19,141	$20,956
Europe	2,361	2,382	4,591	4,634
Rest of the World	2,991	3,961	6,717	8,317
Total net revenue	$14,561	$17,085	$30,449	$33,907
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	June 30, 2021	December 31, 2020
United States	$14,990	$18,318
Europe	7,174	7,638
Rest of the World	1,589	1,227
Total long-lived assets	$23,753	$27,183

Note 14.	Related Party Transactions
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
In July 2020, Mr. Glaser invested $0.7 million into a former RealNetworks subsidiary, Scener. Scener is developing a platform that transforms the experience of viewing video entertainment into a social connected playground. The July 2020 funding was in addition to $0.8 million that Mr. Glaser had previously directly invested in 2019. See Note 1. Description of Business and Summary of Significant Accounting Policies for information regarding the deconsolidation of Scener.

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
•the effects of U.S. and foreign legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus caused significant turmoil to the global economy and financial markets. Similar to other companies, at the onset of the pandemic we implemented measures to support the health and well-being of our employees, customers, partners and communities, including working remotely and learning to operate our businesses in a fundamentally different way.

The COVID-19 pandemic and the resultant economic instability and financial market turmoil added complexity, uncertainty and risk to nearly all aspects of our business. As a result of the pandemic, we reevaluated our operating plans, causing some significant pivots in 2020 for our growth initiatives, and we continue to assess our plans as the pandemic environment evolves. Moreover, as we continue to operate our business as efficiently as possible, we have taken steps to more aggressively reduce costs and reallocate resources. We are unable to fully predict the impacts that the COVID-19 pandemic, including the emergence of new variants, such as the delta variant, will continue to have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal year 2021, due to the numerous uncertainties, including the duration and severity of the pandemic and ongoing containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of June 30, 2021, we had $29.9 million in unrestricted cash and cash equivalents, compared to $23.9 million as of December 31, 2020. The 2021 increase in cash and cash equivalents compared to the prior year end amount was primarily due to the receipt of $20.1 million in net proceeds from the April 2021 underwritten public offering of 8,250,000 shares of our common stock, partially offset by ongoing cash flows used in operating activities, which totaled $10.9 million for the first six months of 2021. We also used $2.5 million of cash and transferred 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date, to settle our contingent consideration liability for our January 2019 purchase of Napster.
During the second quarter of 2021, the Company received notice from our participating bank that our request for forgiveness of the principal and interest on the Paycheck Protection Program (PPP) loan was approved, and we recognized a non-cash gain of $2.9 million within Other income (expense) on the condensed consolidated statement of operations.
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income (expense), net on the condensed consolidated statement of operations.
The following discussion reflects RealNetworks' results from continuing operations. Condensed consolidated results were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$14,561	$17,085	$(2,524)	(15)%	$30,449	$33,907	$(3,458)	(10)%
Cost of revenue	3,572	4,263	(691)	(16)%	7,251	8,367	(1,116)	(13)%
Gross profit	10,989	12,822	(1,833)	(14)%	23,198	25,540	(2,342)	(9)%
Gross margin	75%	75%			76%	75%
Operating expenses	16,683	15,609	1,074	7%	35,087	33,162	1,925	6%
Operating loss	$(5,694)	$(2,787)	$(2,907)	(104)%	$(11,889)	$(7,622)	$(4,267)	(56)%
In the second quarter of 2021, our total consolidated revenue decreased $2.5 million as compared with the year-earlier period. The decrease was due primarily to lower revenues in our Games and Consumer Media segments of $1.3 million and $1.1 million, respectively.
Cost of revenue decreased by $0.7 million for the quarter ended June 30, 2021 as compared with the year-earlier period, primarily due to decreases in our Games and Mobile Service segments of $0.4 million and $0.3 million, respectively.
Operating expenses increased by $1.1 million in the quarter ended June 30, 2021 as compared with the year-earlier period. The increase was due primarily to higher salaries and benefits of $0.7 million and higher professional fees of $0.6 million.
For the six months ended June 30, 2021, our total consolidated revenue decreased $3.5 million as compared with the year-earlier period. The decrease was due primarily to lower revenues in our Games, Consumer Media and Mobile Services segments of $1.4 million, $1.3 million and $0.8 million, respectively.
Cost of revenue decreased by $1.1 million for the six months ended June 30, 2021 as compared with the year-earlier period, primarily due to decreases in our Games and Mobile Services segments of $0.5 million and $0.5 million, respectively.
Operating expenses increased by $1.9 million in the six months ended June 30, 2021 as compared with the year-earlier period. The increase was due primarily to higher restructuring charges of $3.1 million and higher professional fees of $0.6 million. These increases were partially offset by a $0.8 million higher benefit in the six months ended June 30, 2021 related to the fair value adjustment of the contingent consideration liability. Also contributing to the offsets were lower marketing expenses of $0.3 million, lower people costs of $0.3 million and lower infrastructure and other expenses.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$2,061	$3,159	$(1,098)	(35)%	$5,370	$6,654	$(1,284)	(19)%
Cost of revenue	497	519	(22)	(4)%	975	1,130	(155)	(14)%
Gross profit	1,564	2,640	(1,076)	(41)%	4,395	5,524	(1,129)	(20)%
Gross margin	76%	84%			82%	83%
Operating expenses	2,332	2,204	128	6%	4,533	4,662	(129)	(3)%
Operating income (loss)	$(768)	$436	$(1,204)	NM	$(138)	$862	$(1,000)	NM
Total Consumer Media revenue for the quarter ended June 30, 2021 decreased $1.1 million as compared to the same quarter in 2020. The decrease was primarily due to lower software license revenues, lower advertising and other, and lower subscription services. This was partially offset by higher product sales.
Software License
In the quarter ended June 30, 2021, the decrease in software license revenue of $0.9 million was due primarily to the timing of contract renewals.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The increase in product sales of $0.1 million was primarily due to higher RealPlayer Plus sales during the second quarter of 2021.
Operating expenses increased $0.1 million as compared with the year-earlier period, primarily due to higher Scener infrastructure costs. These costs will not continue for RealNetworks, Inc. as Scener was deconsolidated as of June 30, 2021.
Total Consumer Media revenue for the six months ended June 30, 2021 decreased $1.3 million as compared to the prior year due primarily to lower software license revenues, lower advertising and other, and lower subscription services. This was partially offset by higher product sales.
Software License
For the six months ended June 30, 2021, the decrease in software license revenue of $1.0 million was due primarily to the timing of contract renewals.
Subscription Services
For our subscription services revenue, the $0.2 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The increase in product sales of $0.3 million was primarily due to higher RealPlayer Plus sales during the first six months of 2021.
Cost of revenue for the six months ended June 30, 2021 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in people expenses due to lower headcount.
Operating expenses decreased $0.1 million as compared with the year-earlier period, primarily due to reductions in salaries and benefits from headcount reductions and lower professional service fees. These decreases were partially offset by higher Scener infrastructure costs.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$6,356	$6,461	$(105)	(2)%	$12,336	$13,151	$(815)	(6)%
Cost of revenue	1,517	1,782	(265)	(15)%	3,009	3,478	(469)	(13)%
Gross profit	4,839	4,679	160	3%	9,327	9,673	(346)	(4)%
Gross margin	76%	72%			76%	74%
Operating expenses	6,332	5,682	650	11%	12,477	13,270	(793)	(6)%
Operating loss	$(1,493)	$(1,003)	$(490)	(49)%	$(3,150)	$(3,597)	$447	12%
Total Mobile Services revenue decreased by $0.1 million in the quarter ended June 30, 2021 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $1.1 million, largely offset by an increase in software license revenues of $1.0 million.
Software License
For our software license revenue, the increase in revenue for the quarter ended June 30, 2021 as compared to the prior-year period was due primarily to higher sales of our SAFR product of $1.0 million.
Subscription Services
The decline in our subscription service revenue of $1.1 million in the quarter ended June 30, 2021 as compared to the prior-year period is due primarily to lower revenues from our ringback tones business of $0.8 million and messaging platform business of $0.3 million, resulting from terminated contracts and lower subscribers.
Cost of revenue decreased by $0.3 million in the quarter ended June 30, 2021 compared with the prior-year period, due primarily to lower amortization of deferred costs.
Operating expenses increased by $0.7 million for the quarter ended June 30, 2021 compared with the year-earlier period due to higher professional fees of $0.6 million, driven by AI-based growth initiatives, and higher marketing expenses of $0.3 million. The increases were partially offset by lower infrastructure expenses of $0.2 million.
Total Mobile Services revenue decreased by $0.8 million in the six months ended June 30, 2021 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenue of $2.3 million, partially offset by an increase in software license revenues of $1.5 million.
Software License
For our software license revenue, the increase in revenue for the six months ended June 30, 2021 as compared to the prior-year period was due primarily to higher sales of our SAFR product of $1.6 million.
Subscription Services
The decline in our subscription service revenue of $2.3 million in the six months ended June 30, 2021 as compared to the prior-year period is due primarily to lower revenues from our ringback tones business of $2.0 million and messaging platform business of $0.3 million, resulting from terminated contracts and lower subscribers.
Cost of revenue decreased by $0.5 million in the six months ended June 30, 2021 compared with the prior-year period, due primarily to lower amortization of deferred costs.
Operating expenses decreased $0.8 million for the six months ended June 30, 2021 compared with the year-earlier period due to reductions in salaries and other people related expenses of $1.3 million and lower infrastructure costs of $0.3 million. These decreases were partially offset by higher professional fees of $0.9 million, primarily from AI-based growth initiatives.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$6,144	$7,465	$(1,321)	(18)%	$12,743	$14,102	$(1,359)	(10)%
Cost of revenue	1,552	1,958	(406)	(21)%	3,257	3,752	(495)	(13)%
Gross profit	4,592	5,507	(915)	(17)%	9,486	10,350	(864)	(8)%
Gross margin	75%	74%			74%	73%
Operating expenses	4,849	4,976	(127)	(3)%	9,947	9,899	48	—%
Operating income (loss)	$(257)	$531	$(788)	NM	$(461)	$451	$(912)	NM
Total Games revenue decreased by $1.3 million for the quarter ended June 30, 2021 as compared with the year-earlier period due primarily to a decrease of $0.9 million in product sales revenue, lower subscription service revenue of $0.3 million and lower advertising revenues.
Subscription Services
Our subscription sales decreased $0.3 million as a result of fewer subscribers in the second quarter of 2021.
Product Sales
Our product sales decreased $0.9 million as a result of lower in-game purchases of $0.6 million and sales of games of $0.3 million compared to the prior-year period.
Cost of revenue decreased $0.4 million in the quarter ended June 30, 2021 when compared to the prior year period due to lower app store fees and publisher license and service royalties.
Operating expenses decreased $0.1 million in the quarter ended June 30, 2021 when compared with the prior-year period due primarily to lower marketing expenses of $0.3 million, partially offset by higher professional fees and infrastructure costs.
Total Games revenue decreased $1.4 million for the six months ended June 30, 2021 as compared with the year-earlier period due to lower product sales revenue of $0.7 million, a decrease of $0.5 million in subscription services revenue, and lower advertising revenue.
Subscription Services
Our subscription sales decreased $0.5 million as a result of fewer subscribers during the six months ended June 30, 2021.
Product Sales
Our product sales decreased $0.7 million as a result of lower in-game purchases of $0.2 million and lower sales of games of $0.5 million compared to the prior-year period.
Cost of revenue decreased $0.5 million in the six months ended June 30, 2021 when compared to the prior year period due to lower app store fees and publisher license and service royalties.
Operating expenses increased slightly in the six months ended June 30, 2021 when compared with the prior-year period due primarily to higher professional service fees offset by lower marketing expenses.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenue	$6	$4	$2	50%	$10	$7	$3	43%
Operating expenses	3,170	2,747	423	15%	8,130	5,331	2,799	53%
Operating loss	$(3,176)	$(2,751)	$(425)	(15)%	$(8,140)	$(5,338)	$(2,802)	(52)%
Operating expenses increased by $0.4 million in the quarter ended June 30, 2021 compared with the year-earlier period, primarily due to higher salary and benefits of $0.5 million. This increase was partially offset by a $0.1 million higher benefit in the second quarter of 2020 related to the fair value adjustment of the contingent consideration liability, as further discussed in Note 6. Fair Value Measurements.

Operating expenses increased by $2.8 million for the six months ended June 30, 2021 compared with the year-earlier period, primarily due to higher restructuring costs of $3.1 million and salaries and benefits of $0.8 million. These increases were partially offset by a $0.8 million higher benefit in 2021 related to the fair value adjustment of the contingent consideration liability, as further discussed in Note 6. Fair Value Measurements, and lower professional fees of $0.5 million.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$6,330	$5,988	$342	6%	$12,568	$12,594	$(26)	—%
Sales and marketing	5,259	4,839	420	9%	10,396	10,839	(443)	(4)%
General and administrative	4,376	3,978	398	10%	9,274	9,139	135	1%
Fair value adjustments to contingent consideration liability	—	100	(100)	(100)%	(1,040)	(200)	(840)	420%
Restructuring and other charges	718	704	14	2%	3,889	790	3,099	392%
Total consolidated operating expenses	$16,683	$15,609	$1,074	7%	$35,087	$33,162	$1,925	6%
Research and development expenses increased by $0.3 million in the quarter ended June 30, 2021 as compared with the year-earlier period, primarily due to an increase in professional services expense of $0.3 million.
Research and development expenses decreased slightly for the six months ended June 30, 2021 as compared with the year-earlier period, primarily due to a reduction in salaries and people related costs of $0.8 million, partially offset by higher professional service fees of $0.5 million and higher infrastructure costs of $0.3 million.
Sales and marketing expenses increased $0.4 million in the quarter ended June 30, 2021 as compared with the year-earlier period, primarily due to a $0.4 million increase in people related costs.
Sales and marketing expenses decreased $0.4 million for the six months ended June 30, 2021 as compared with the year-earlier period, primarily due to $0.3 million reduction in salaries and people related costs, lower marketing expenses of $0.3 million and lower infrastructure and other expenses of $0.4 million, partially offset by a $0.5 million increase in professional service fees.
General and administrative expenses increased by $0.4 million in the quarter ended June 30, 2021 as compared with the year-earlier period, primarily due to higher people related costs of $0.6 million, partially offset by lower infrastructure costs of $0.2 million.
General and administrative expenses increased by $0.1 million for the six months ended June 30, 2021 as compared with the year-earlier period, primarily due to higher people related costs of $0.9 million, partially offset by lower professional services expenses of $0.4 million and lower infrastructure costs of $0.3 million.
The fair value adjustments to the contingent consideration liability changed by $0.1 million and $0.8 million for the quarter and six months ended June 30, 2021, respectively, as compared with the same periods in 2020. This liability was settled in the second quarter of 2021. See Note 6. Fair Value Measurements for additional information.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts and the $2.5 million of lease impairment charges incurred in the first quarter of 2021 for office space previously vacated. For additional details on these charges, see Note 10. Restructuring Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2021	2020	$ Change	2021	2020	$ Change
Interest expense	$(24)	$(5)	$(19)	$(119)	$(5)	$(114)
Interest income	7	19	(12)	20	25	(5)
Loss on equity and other investments, net	(569)	(53)	(516)	(4,841)	(53)	(4,788)
Gain on forgiveness of Paycheck Protection Program loan	2,897	—	2,897	2,897	—	2,897
Other income (expense), net	1,916	(71)	1,987	2,020	167	1,853
Total other income (expense), net	$4,227	$(110)	$4,337	$(23)	$134	$(157)
For the quarter and six months June 30, 2021, the Loss on equity and other investments, net, of $0.6 million and $4.8 million, respectively, primarily reflects the unrealized losses on equity securities. We acquired these shares from the sale of Napster in December 2020, as further discussed in Note 5. Dispositions.
During the second quarter of 2021, the Company received noticed from our participating bank that our request for forgiveness of the principal and interest on our PPP loan was approved, and we recognized a non-cash gain of $2.9 million within Other income (expense) on the condensed consolidated statement of operations.
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income (expense) on the condensed consolidated statement of operations. The remaining fluctuations in Other income (expense), net primarily relates to foreign exchange gains and losses.
Income Taxes
We recognized income tax expense of $0.1 million during the six months ended June 30, 2021 related to U.S. and foreign income taxes. For the quarter and six months ended June 30, 2020, income tax expense was $0.3 million.
As of June 30, 2021, RealNetworks has $0.7 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the second quarter of 2021. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and six months ended June 30, 2021, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the second quarter and six months ended June 30, 2021 was minimal.
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
New Accounting Pronouncements
See Note 2. Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	June 30, 2021	December 31, 2020
Working capital, excluding cash and cash equivalents	$5,801	$1,148
Cash and cash equivalents	29,860	23,940
Restricted cash equivalents	1,630	1,630
Cash and cash equivalents increased from December 31, 2020 due primarily to the $20.1 million of net proceeds from the April 2021 equity offering. Partially offsetting the increase was cash used in operating activities, which totaled $10.9 million in the first six months of 2021, and the $2.5 million cash payment for settlement of the contingent consideration liability.

As of June 30, 2021, approximately $7.1 million of the $29.9 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity from continuing operations (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(10,905)	$(6,653)
Cash used in investing activities	(967)	(157)
Cash provided by financing activities	18,031	12,870
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
Cash used in operating activities from continuing operations was $4.3 million higher in the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to the incremental cash used to fund the net change in working capital.
In each of the six months ended June 30, 2021 and 2020, cash used by investing activities consisted of fixed asset purchases of $0.1 million. Also, for the six months ended June 30, 2021, cash used by investing activities included the impact of the deconsolidation of Scener.
Cash provided by financing activities for the six months ended June 30, 2021 was $18.0 million. This cash inflow was due to the net proceeds from the equity offering of $20.1 million and $0.4 million issuance of common stock related to exercising of stock options, net of tax payments for shares withheld upon vesting of restricted stock, partially offset by the $2.5 million cash payment for settlement of the contingent consideration liability.
Cash provided by financing activities for the six months ended June 30, 2020 was $12.9 million. This cash inflow was due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock and $2.9 million in proceeds from the PPP loan. As discussed in Note 8. Debt, we received forgiveness of our obligations for the PPP loan in the second quarter of 2021.
Two customers accounted for more than 10% of trade accounts receivable as of June 30, 2021, with the customers accounting for 19% and 15% each. Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2020, with the customers accounting for 19% and 10% each. Three customers accounted for 38% of consolidated revenue, or $11.4 million, during the six months ended June 30, 2021. Two customers accounted for 26% of consolidated revenue, or $8.8 million, during the six months ended June 30, 2020.
While we currently have no planned significant capital expenditures for the remainder of 2021 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
During the second quarter of 2021 we settled the contingent consideration associated with the Napster interests acquired by RealNetworks in January 2019. The payment included cash of $2.5 million and the transfer of 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date.
RealNetworks is a party to a Loan Agreement with a third-party financial institution for a revolving line of credit, as discussed in Note 8. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits for RealNetworks only. At June 30, 2021, we had no outstanding draws on the revolving line of credit.
In April 2021, we completed an underwritten public offering of 8,250,000 shares of our common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received $20.1 million, after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.
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
Investment Risk. As of June 30, 2021, we had an equity investment in common shares of a foreign publicly traded technology company. These common shares were acquired as a portion of the proceeds received in the sale of Napster. The equity investment is subject to fluctuation in the market price as well as being exposed to changes in foreign currency exchange rates. A hypothetical 10% increase/decrease in the common share price and foreign currency exchange rate would result in an increase/decrease of the value of the equity investment of approximately $0.8 million.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of June 30, 2021 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 12. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

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
In March 2020, the World Health Organization declared the outbreak of the coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout 2020, across the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus initially caused significant turmoil to the global economy and financial markets. To address the public health and safety concerns, we took steps to support the health and well-being of our employees, customers, partners and communities, including working remotely and learning to operate our businesses in a fundamentally different way.
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses and, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter of 2020. We also reduced expenditures throughout 2020 in an effort to efficiently manage our businesses in the restricted and uncertain climate. We continue to face risk, however, related to fixed facilities costs given the uncertain post-pandemic future of the use of physical office space. In addition, the initial turmoil in financial markets contributed to significant downward pressure on our stock price early in the pandemic. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, including the emergence of variants of COVID-19 such as the delta variant, and reactions thereto, continue to evolve. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it.
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
Given the ambitious and significant nature of our growth initiatives, there is substantial risk that we may be unsuccessful in implementing our plans in a timely manner, our cash reserves may be depleted or insufficient to fully implement our plans, our growth initiatives may not gain adequate momentum, or the combination of our growth initiatives and cost reductions may not prove to be profitable. Moreover, our acceptance of outside funding for any of our growth businesses, such as our April 2021 public offering, exposes us to new risks and potential liabilities, including possible payment obligations and securities liability. Our business would suffer, and our operational results and financial outlook would be negatively impacted to a significant degree, in the event that any of our growth initiatives fail.
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
In April 2020, following an assessment of eligibility and upon approval by our Board of Directors, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. In May 2020, Napster, then-majority owned by RealNetworks though it maintained distinct legal status and control, issued its own promissory note in the principal amount of $1.7 million pursuant to the PPP. RealNetworks applied for forgiveness of its PPP loan in January 2021, and received notice that the PPP loan was forgiven in June 2021; Napster applied for forgiveness of its PPP loan in December 2020, and received notice that its PPP loan was forgiven in June 2021.
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
Furthermore, our products and services have been in the past and may be in the future subject to legal challenge. Responding to any such claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages, any of which could constrain our growth plans and cash resources. Similarly, we may decide to initiate legal challenges against parties infringing on our intellectual property rights, which could incur substantial costs and require substantial management time to resolve, and we may not be successful in protecting our rights.
Our businesses, including in connection with our growth initiatives, face substantial competitive challenges that may impair our success, thus negatively impacting our future growth.
Our digital media products and services, including both longstanding and new products/solutions, some of which are central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, deeper and more expansive market penetration, more employees, and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features that we currently develop and market or seek to develop and market. In attempting to compete with any or all of these competitors, we may experience, as we have in the past, some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
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
Risks Related to Regulations and Other External Factors
Government regulation of the Internet, computer vision and facial recognition technologies, artificial intelligence and other related technologies exposes us to regulatory risks and unfavorable developments resulting from any changes in the regulatory landscape or in the industry or broader market conditions in which Real operates. In addition, future Federal contracts will most likely be subject to substantial contracting rules, standards, and audits which could have an adverse impact on our operating results if we fail to meet these obligations.
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, network security, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, artificial intelligence technologies and services, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. Moreover, both in the U.S. and worldwide, certain jurisdictions have and more jurisdictions may impose stricter privacy laws that may impact accepted business practices. For example, the European Union adopted the General Data Protection Regulation, or GDPR, effective as of May 2018 regarding the collecting, handling, and storage of personal data, and California has adopted the California Consumer Privacy Act of 2018 and will substantially expand privacy protection when the California Privacy Rights Act of 2020 goes into effect on January 1, 2023. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results.
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
In the future, and as we pursue further sales of our SAFR product to governmental agencies, such as the Small Business Innovation Research (SBIR) contracts with the U.S. Air Force in 2020, we may become subject to more extensive contracting rules, standards, and audits. If we fail to meet our obligations under such government contracts, we could face civil or criminal penalties, or administrative sanctions including suspension or debarment from future government business, termination of contract, refunding or suspension of payments, forfeiture of profits or payment of fines. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could require us to further change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.
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
•difficulties in complying with global privacy laws related to the collection, storage, and use of customer and employee data;
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
We sell many of our products and services through online sales transactions directly with consumers, and their credit card information is collected and stored by our payment processors. The systems of our third party service providers may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have a privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client, third party payment providers, and server products. A security breach or cyberattack that leads to disclosure of consumer account information, or any failure by us to comply with our posted privacy policy or existing or new privacy legislation, could harm our reputation, impact the market for our products and services, or subject us to litigation. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks, or the third party systems and networks that we utilize, could result from a failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt systems and networks and many other causes. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.
Security breaches, computer malware, phishing, and cyberattacks have become more prevalent and sophisticated in recent years, making it increasingly difficult to successfully defend against them or implement adequate preventive measures. As the risk of attack increases, our costs associated with cyber security and network security may also increase. Furthermore, concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, including for artificial intelligence, could make us a more attractive target for malicious attacks and increase the resulting damage to our reputation and downward effect on our operating results if a breach occurs.
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
For example, in those countries where we have a tax obligation, for example, we collect and remit value added tax, or VAT, on sales of “electronically supplied services” provided to European Union residents, and the collection and remittance of VAT subjects us to additional currency fluctuation risks.
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

REALNETWORKS, INC.

By:	/s/ Christine Chambers
Christine Chambers
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 5, 2021

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Letter from Bank of America dated as of June 19, 2021 confirming forgiveness of PPP Loan

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