Form 10-Q
period 2021-09-30
REALNETWORKS INC
filed 2021-11-04
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2021 was 47,130,385.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$28,990	$23,940
Trade accounts receivable, net of allowances of $282 and $629	10,465	10,229
Deferred costs, current portion	70	196
Investments	2,758	9,965
Prepaid expenses and other current assets	6,155	3,480
Total current assets	48,438	47,810
Equipment, software, and leasehold improvements, at cost:
Equipment and software	29,634	30,726
Leasehold improvements	2,757	2,776
Total equipment, software, and leasehold improvements	32,391	33,502
Less accumulated depreciation and amortization	30,937	31,631
Net equipment, software, and leasehold improvements	1,454	1,871
Operating lease assets	4,478	7,937
Restricted cash equivalents	1,630	1,630
Other assets	945	4,150
Deferred costs, non-current portion	—	74
Deferred tax assets, net	861	909
Goodwill	17,073	17,375
Total assets	$74,879	$81,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,183	$2,750
Accrued and other current liabilities	14,214	17,850
Deferred revenue, current portion	2,762	2,122
Total current liabilities	19,159	22,722
Deferred revenue, non-current portion	270	45
Deferred tax liabilities, net	1,068	1,129
Long-term lease liabilities	5,354	6,837
Long-term debt	—	2,895
Other long-term liabilities	718	2,241
Total liabilities	26,569	35,869
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2021 and 2020	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 47,115 shares in 2021 and 38,424 shares in 2020	47	38
Additional paid-in capital	677,948	655,606
Accumulated other comprehensive loss	(61,368)	(60,641)
Accumulated deficit	(568,325)	(548,862)
Total shareholders’ equity	48,310	46,149
Noncontrolling interests	—	(262)
Total equity	48,310	45,887
Total liabilities and equity	$74,879	$81,756
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$14,332	$16,554	$44,781	$50,461
Cost of revenue	3,119	4,062	10,370	12,429
Gross profit	11,213	12,492	34,411	38,032
Operating expenses:
Research and development	5,250	5,781	17,818	18,375
Sales and marketing	7,177	5,130	17,573	15,969
General and administrative	4,228	4,124	13,502	13,263
Fair value adjustments to contingent consideration liability	—	—	(1,040)	(200)
Restructuring and other charges	1,017	307	4,906	1,097
Total operating expenses	17,672	15,342	52,759	48,504
Operating loss	(6,459)	(2,850)	(18,348)	(10,472)
Other income (expenses):
Interest expense	(27)	(7)	(146)	(12)
Interest income	7	6	27	31
Loss on equity and other investments, net	(1,229)	(37)	(6,070)	(90)
Gain on forgiveness of Paycheck Protection Program loan	—	—	2,897	—
Other income (expense), net	46	(104)	2,066	63
Total other expenses, net	(1,203)	(142)	(1,226)	(8)
Loss from continuing operations before income taxes	(7,662)	(2,992)	(19,574)	(10,480)
Income tax expense	6	316	133	606
Net loss from continuing operations	(7,668)	(3,308)	(19,707)	(11,086)
Net loss from discontinued operations, net of tax	—	(1)	—	(2,466)
Net loss	(7,668)	(3,309)	(19,707)	(13,552)
Net loss attributable to noncontrolling interests of continuing operations	—	(77)	(244)	(196)
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	6	—	(364)
Net loss attributable to RealNetworks	$(7,668)	$(3,238)	$(19,463)	$(12,992)

Net loss from continuing operations attributable to RealNetworks	$(7,668)	$(3,231)	$(19,463)	$(10,890)
Net loss from discontinued operations attributable to RealNetworks	—	(7)	—	(2,102)
Net loss attributable to RealNetworks	$(7,668)	$(3,238)	$(19,463)	$(12,992)
Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.16)	$(0.08)	$(0.45)	$(0.28)
Discontinued operations	—	—	—	(0.06)
Total net loss per share - Basic	$(0.16)	$(0.08)	$(0.45)	$(0.34)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.16)	$(0.08)	$(0.45)	$(0.28)
Discontinued operations	—	—	—	(0.06)
Total net loss per share - Diluted	$(0.16)	$(0.08)	$(0.45)	$(0.34)
Shares used to compute basic net loss per share	47,055	38,270	43,312	38,247
Shares used to compute diluted net loss per share	47,055	38,270	43,312	38,247

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,668)	$(3,309)	$(19,707)	$(13,552)
Comprehensive loss:
Foreign currency translation adjustments	(297)	(7)	(727)	(394)
Total other comprehensive loss	(297)	(7)	(727)	(394)
Comprehensive loss including noncontrolling interests	(7,965)	(3,316)	(20,434)	(13,946)
Comprehensive loss attributable to noncontrolling interests	—	(71)	(244)	(560)
Comprehensive loss attributable to RealNetworks	$(7,965)	$(3,245)	$(20,190)	$(13,386)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(19,707)	$(11,086)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	600	697
Stock-based compensation	3,789	1,093
Loss on equity and other investments, net	6,070	90
Foreign currency (gain) loss	(62)	25
Fair value adjustments to contingent consideration liability	(1,040)	(200)
Loss on impairment of operating lease assets	2,461	—
Gain on deconsolidation of subsidiary	(1,961)	—
Gain on forgiveness of Paycheck Protection Program loan	(2,897)	—
Net change in certain operating assets and liabilities:
Trade accounts receivable	(353)	(323)
Prepaid expenses, operating lease and other assets	1,442	3,700
Accounts payable	(501)	(645)
Accrued, lease and other liabilities	743	(3,384)
Net cash used in operating activities- continuing operations	(11,416)	(10,033)
Net cash used in operating activities- discontinued operations	—	(4,086)
Net cash used in operating activities	(11,416)	(14,119)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(280)	(261)
Deconsolidation of subsidiary	(836)	—
Net cash used in investing activities- continuing operations	(1,116)	(261)
Net cash used in investing activities- discontinued operations	—	(192)
Net cash used in investing activities	(1,116)	(453)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	534	—
Proceeds from issuance of preferred stock	—	10,000
Proceeds from equity offering, net of costs	20,114	—
Tax payments from shares withheld upon vesting of restricted stock	(186)	(12)
Payment of contingent consideration liability	(2,500)	—
Proceeds from long-term debt	—	2,876
Other financing activities	—	2,106
Net cash provided by financing activities- continuing operations	17,962	14,970
Net cash provided by financing activities- discontinued operations	—	2,007
Net cash provided by financing activities	17,962	16,977
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(380)	32
Net increase in cash, cash equivalents and restricted cash	5,050	2,437
Cash, cash equivalents and restricted cash, beginning of period	25,570	22,179
Cash, cash equivalents and restricted cash end of period	30,620	24,616
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	6,741
Cash, cash equivalents and restricted cash from continuing operations, end of period	$30,620	$17,875
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2020	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	380	—	—	380	—	380
Foreign currency translation adjustments	—	—	—	—	—	(907)	—	(907)	—	(907)
Net loss	—	—	—	—	—	—	(4,642)	(4,642)	(47)	(4,689)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Balances, March 31, 2020	8,065	$8	38,231	$38	$654,442	$(62,230)	$(548,652)	$43,606	$(549)	$43,057
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	23	—	(5)	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	323	—	—	323	—	323
Foreign currency translation adjustments	—	—	—	—	—	520	—	520	—	520
Net loss	—	—	—	—	—	—	(5,112)	(5,112)	(442)	(5,554)
Balances, June 30, 2020	8,065	8	38,254	38	654,760	(61,710)	(553,764)	39,332	(991)	38,341
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	21	—	(7)	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	390	—	—	390	—	390
Foreign currency translation adjustments			—	—	—	(7)	—	(7)	—	(7)
Net loss			—	—	—	—	(3,238)	(3,238)	(71)	(3,309)
Balances, September 30, 2020	8,065	8	38,275	38	655,143	(61,717)	(557,002)	36,470	(1,062)	35,408

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	95	1	58	—	—	59	—	59
Issuance of common stock from equity offering, net of costs	—	—	8,250	8	20,106	—	—	20,114	—	20,114
Stock-based compensation	—	—	—	—	435	—	—	435	—	435
Foreign currency translation adjustments	—	—	—	—	—	106	—	106	—	106
Deconsolidation of subsidiary	—	—	—	—	99	—	—	99	506	605
Net loss	—	—	—	—	—	—	(1,347)	(1,347)	(138)	(1,485)
Balances, June 30, 2021	8,065	8	46,998	47	677,498	$(61,071)	(560,657)	55,825	—	55,825
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	117	—	(68)	—	—	(68)	—	(68)
Stock-based compensation	—	—	—	—	518	—	—	518	—	518
Foreign currency translation adjustments			—	—	—	(297)	—	(297)	—	(297)
Net loss			—	—	—	—	(7,668)	(7,668)	—	(7,668)
Balances, September 30, 2021	8,065	$8	47,115	$47	$677,948	$(61,368)	$(568,325)	$48,310	$—	$48,310

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2021 and 2020

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
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks. As of June 30, 2021, RealNetworks no longer has a controlling interest and will account for its remaining interest in Scener using the equity method of accounting. As a result of the deconsolidation of Scener, the Company recognized a gain of $2.0 million in Other income (expense), net on the condensed consolidated statement of operations in the second quarter of 2021.
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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. The Company continues to incur operating losses from continuing operations, including net operating losses of $6.5 million and $18.3 million for the quarter and nine months ended September 30, 2021, respectively. The Company had an accumulated deficit of $568.3 million and $548.9 million as of September 30, 2021 and December 31, 2020, respectively. The Company believes that its cash and cash equivalents of $29.0 million as of September 30, 2021, as well as the unused capacity of its revolving line of credit are adequate to fund the Company's operations for at least one year from the date these financial statements were issued.
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

The COVID-19 pandemic, including the emergence of variants such as the delta variant, and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. It is difficult to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows. In the preparation of our financial statements, certain estimates and assumptions regarding these impacts have been made, which could change in future periods and which could differ from actual outcomes.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,506	$1,459	$—	$4,222	$4,781	$—
Subscription Services	779	4,313	2,361	2,390	13,327	7,320
Product Sales	270	—	2,612	1,038	—	8,605
Advertising and Other	208	—	824	483	—	2,615
Total	$2,763	$5,772	$5,797	$8,133	$18,108	$18,540

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$642	$931	$—	$4,364	$2,734	$—
Subscription Services	892	5,469	2,705	2,719	16,817	8,205
Product Sales	193	—	3,874	676	—	10,564
Advertising and Other	816	—	1,032	1,438	—	2,944
Total	$2,543	$6,400	$7,611	$9,197	$19,551	$21,713
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,714	$5,689	$947	$4,705	$17,845	$2,985
Direct to Consumer	1,049	83	4,850	3,428	263	15,555
Total	$2,763	$5,772	$5,797	$8,133	$18,108	$18,540

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,457	$6,304	$1,191	$5,800	$19,250	$3,483
Direct to Consumer	1,086	96	6,420	3,397	301	18,230
Total	$2,543	$6,400	$7,611	$9,197	$19,551	$21,713
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of September 30, 2021 and December 31, 2020, our balance of long-term accounts receivable was $0.4 million and $0.6 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The decrease in this balance from December 31, 2020 to September 30, 2021 is primarily due to the timing of expected cash receipts. During the quarter and nine months ended September 30, 2021, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of September 30, 2021 and December 31, 2020, we had a deferred revenue balance of $3.0 million and $2.2 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the nine months ended September 30, 2021 and 2020, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive loss includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stock-based compensation expense	$2,518	$390	$3,789	$1,093
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.58%	0.21%	0.56%	0.40%
Expected life (years)	3.9	4.0	3.9	4.0
Volatility	71%	45%	71%	45%
The total stock-based compensation amounts for 2021 and 2020 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Included in the expense for the three and nine months ended September 30, 2021 was $2.0 million of stock-based compensation, resulting from certain equity award modifications that will be cash settled. At September 30, 2021, $1.3 million of this liability was recorded in other current liabilities and $0.7 million was recorded in other long-term liabilities within our unaudited condensed consolidated balance sheets. Also included in the expense for the nine months ended September 30, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of September 30, 2021, there was $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

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
The following table summarizes the loss from discontinued operations (in thousands):

	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$23,563	$73,225
Cost of revenue	17,438	56,280
Gross profit	6,125	16,945
Operating expenses	5,828	19,013
Operating income (loss)	297	(2,068)
Other expense	(261)	(299)
Income (loss) from discontinued operations before income taxes	36	(2,367)
Income tax expense	37	99
Net loss from discontinued operations	(1)	(2,466)
Noncontrolling interests in net income (loss) from discontinued operations	6	(364)
Net loss from discontinued operations attributable to RealNetworks	$(7)	$(2,102)
The 18-month indemnity escrow, which is included in Other current assets on the condensed consolidated balance sheet, was $2.8 million at September 30, 2021. We are not aware of any additional claims against the escrow at September 30, 2021.

Note 6.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2021				September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28,990	$—	$—	$28,990	$28,990
Investments	—	—	2,758	2,758	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$30,620	$—	$2,758	$33,378	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$23,940	$—	$—	$23,940	$23,940
Investments	—	—	9,965	9,965	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$25,570	$—	$9,965	$35,535	N/A
Liabilities:
Accrued and other current liabilities
Napster acquisition contingent consideration	$—	$—	$4,800	$4,800	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$6,906	$6,906	N/A
Restricted cash equivalents as of September 30, 2021 and December 31, 2020 primarily relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 8. Debt for additional details.
Investments as of September 30, 2021 and December 31, 2020 are comprised of Napster Group ordinary shares received as a portion of the consideration from the Napster disposition, which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of September 30, 2021 and December 31, 2020 and discounted for a lack of liquidity due to the 12-month contractual restriction on selling or transferring the shares, subject to certain exceptions. The determination of the discount required the use of significant unobservable inputs, such as the lock-up period combined with an estimated equity volatility for the shares, that reflect our own estimates of assumptions that market participants would use. A 10% increase or decrease to the equity volatility rate would result in an insignificant decrease or increase, respectively, in the fair value of the stock. For the three and nine months ended September 30, 2021, we recognized unrealized losses of $1.2 million and $5.9 million, respectively, in Loss on equity and other investments, net on the condensed consolidated statements of operations.
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
In the third quarter of 2020, Scener received $2.1 million in cash in exchange for the issuance of convertible securities, each a Simple Agreement for Future Equity. The conversion of these securities, or SAFE Notes, is contingent upon the occurrence of specific future capital-raising events by Scener. The future contingent events also contemplate the possibility of Scener having to pay back the original cash investment to each investor. The SAFE Notes were recorded at fair value and as an other, long-term liability on our consolidated financial statements until June 30, 2021, the date of Scener's deconsolidation from

RealNetworks, as further discussed in Note 1. Description of Business and Summary of Significant Accounting Policies. The valuation analysis model for the fair value of the SAFE Notes as of December 31, 2020 used significant unobservable inputs that reflected our own estimates of assumptions that market participants would use. Significant unobservable inputs to the valuation analysis model included the underlying conversion date for the SAFE Notes, Scener's capitalization prior to conversion of the SAFE Notes, an 80% discount rate as defined in the SAFE Note agreements, conversion price, conversion shares and an annual present value rate. All of the inputs were subject to significant judgment.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three and nine months ended September 30, 2021 and 2020, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 7.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Royalties and other fulfillment costs	$1,191	$1,149
Employee compensation, commissions and benefits	6,328	4,512
Sales, VAT and other taxes payable	1,146	1,231
Operating lease liabilities	3,428	3,373
Napster acquisition contingent consideration	—	4,800
Other	2,121	2,785
Total accrued and other current liabilities	$14,214	$17,850

Note 8.	Debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over a 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note had a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a ten-month deferment period starting after the 24-week measurement period, and was eligible for forgiveness pursuant to PPP guidelines. In April 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. We applied for forgiveness in January 2021. On June 19, 2021, the Company received notice from our participating bank that our request for forgiveness was approved and our PPP loan principal and interest are deemed paid in full. Upon the forgiveness of our obligations of the PPP promissory note, we recognized a gain of $2.9 million in Other income (expense), net on the condensed consolidated statement of operations in the second quarter of 2021.
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
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were $0.1 million at September 30, 2021 and are included in Deferred costs, current on our condensed consolidated balance sheets.

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
Restructuring charges are as follows (in thousands):

	Employee Separation and Other Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2021	$1,992	$2,914	$4,906
Costs incurred and charged to expense for the nine months ended September 30, 2020	$965	$132	$1,097
During the nine months ended September 30, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2021 are as follows (in thousands):

Employee Separation and Other Costs
Accrued liability at December 31, 2020	$346
Costs incurred and charged to expense for the nine months ended September 30, 2021, excluding noncash charges	1,772
Cash payments	(1,065)
Accrued liability at September 30, 2021	$1,053

Note 11.	Loss Per Share
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss from continuing operations attributable to RealNetworks	$(7,668)	$(3,231)	$(19,463)	$(10,890)
Net loss from discontinued operations attributable to RealNetworks	—	(7)	—	(2,102)
Net loss attributable to RealNetworks	$(7,668)	$(3,238)	$(19,463)	$(12,992)

Weighted average common shares outstanding used to compute basic EPS	47,055	38,270	43,312	38,247
Dilutive effect of stock based awards and Series B Preferred Stock	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	47,055	38,270	43,312	38,247

Net loss per share attributable to RealNetworks- Basic:
Continuing operations	$(0.16)	$(0.08)	$(0.45)	$(0.28)
Discontinued operations	—	—	—	(0.06)
Total net loss per share - Basic	$(0.16)	$(0.08)	$(0.45)	$(0.34)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.16)	$(0.08)	$(0.45)	$(0.28)
Discontinued operations	—	—	—	(0.06)
Total net loss per share - Diluted	$(0.16)	$(0.08)	$(0.45)	$(0.34)
During the quarter and nine months ended September 30, 2021, 4.9 million and 4.2 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and nine months ended September 30, 2020, 6.7 million and 6.9 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During 2020, approximately 8.1 million shares of Series B Preferred Stock were issued. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 14. Related Party Transactions. During the quarters and nine months ended September 30, 2021 and 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and intend to vigorously defend RealNetworks, litigation is inherently uncertain and we cannot predict the outcome of this matter. We have not recorded an accrual related to this matter as of September 30, 2021 as it is early in the litigation and any potential liability cannot be reasonably estimated.

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

Segment results for the quarters ended September 30, 2021 and 2020 (in thousands):

Consumer Media	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,763	$2,543	$8,133	$9,197
Cost of revenue	418	593	1,393	1,723
Gross profit	2,345	1,950	6,740	7,474
Operating expenses	1,495	2,092	6,028	6,754
Operating income (loss)	$850	$(142)	$712	$720

Mobile Services	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$5,772	$6,400	$18,108	$19,551
Cost of revenue	1,282	1,511	4,291	4,989
Gross profit	4,490	4,889	13,817	14,562
Operating expenses	5,890	5,577	18,367	18,847
Operating loss	$(1,400)	$(688)	$(4,550)	$(4,285)

Games	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$5,797	$7,611	$18,540	$21,713
Cost of revenue	1,414	1,955	4,671	5,707
Gross profit	4,383	5,656	13,869	16,006
Operating expenses	4,844	5,152	14,791	15,051
Operating income (loss)	$(461)	$504	$(922)	$955

Corporate	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$5	$3	$15	$10
Operating expenses	5,443	2,521	13,573	7,852
Operating loss	$(5,448)	$(2,524)	$(13,588)	$(7,862)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$9,227	$11,855	$28,368	$32,810
Europe	2,155	2,206	6,746	6,840
Rest of the World	2,950	2,493	9,667	10,811
Total net revenue	$14,332	$16,554	$44,781	$50,461
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	September 30, 2021	December 31, 2020
United States	$14,600	$18,318
Europe	6,966	7,638
Rest of the World	1,439	1,227
Total long-lived assets	$23,005	$27,183

Note 14.	Related Party Transactions
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus caused significant turmoil to the global economy and financial markets. Similar to other companies, from the onset of the pandemic, we implemented measures to support the health and well-being of our employees, customers, partners and communities, including working remotely and operating our businesses in a fundamentally different way. We reevaluated our operating plans, causing some significant pivots in our growth initiatives, while also reducing costs and reallocating resources.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil added complexity, uncertainty and risk to nearly all aspects of our business. We continue to assess our plans as the pandemic environment evolves and strive to operate our business as efficiently as possible. We are unable to fully predict the impacts that the COVID-19 pandemic, including the emergence of variants, such as the delta variant, will continue to have on our results from operations, financial condition, liquidity and cash flows for the remainder of fiscal year 2021 or beyond, due to the numerous uncertainties, including the duration and severity of the pandemic and ongoing containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of September 30, 2021, we had $29.0 million in unrestricted cash and cash equivalents, compared to $23.9 million as of December 31, 2020. The 2021 increase in cash and cash equivalents compared to the prior year end amount was primarily due to the receipt of $20.1 million in net proceeds from the April 2021 underwritten public offering of 8,250,000 shares of our common stock, partially offset by ongoing cash flows used in operating activities, which totaled $11.4 million for the first nine months of 2021. We also used $2.5 million of cash and transferred 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date, to settle our contingent consideration liability for our January 2019 purchase of Napster.
On June 19, 2021, the Company received notice from our participating bank that our request for forgiveness of the principal and interest on the Paycheck Protection Program (PPP) loan was approved, and we recognized a non-cash gain of $2.9 million within Other income (expense) on the condensed consolidated statement of operations in the second quarter of 2021.
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income (expense), net on the condensed consolidated statement of operations in the second quarter of 2021.
The following discussion reflects RealNetworks' results from continuing operations. Condensed consolidated results were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$14,332	$16,554	$(2,222)	(13)%	$44,781	$50,461	$(5,680)	(11)%
Cost of revenue	3,119	4,062	(943)	(23)%	10,370	12,429	(2,059)	(17)%
Gross profit	11,213	12,492	(1,279)	(10)%	34,411	38,032	(3,621)	(10)%
Gross margin	78%	75%			77%	75%
Operating expenses	17,672	15,342	2,330	15%	52,759	48,504	4,255	9%
Operating loss	$(6,459)	$(2,850)	$(3,609)	(127)%	$(18,348)	$(10,472)	$(7,876)	(75)%
In the third quarter of 2021, our total consolidated revenue decreased $2.2 million as compared with the year-earlier period. The decrease was due to lower revenues in our Games and Mobile Services segments of $1.8 million and $0.6 million, respectively. Partially offsetting these decreases was increased revenue from our Consumer Media segment of $0.2 million as compared to the year-earlier period.
Cost of revenue decreased by $0.9 million for the quarter ended September 30, 2021 as compared with the year-earlier period, due to decreases in our Games, Mobile Services, and Consumer Media segments of $0.5 million, $0.2 million, and $0.2 million, respectively.
Operating expenses increased by $2.3 million in the quarter ended September 30, 2021 as compared with the year-earlier period. The increase was primarily due to higher stock-based compensation and restructuring charges of $2.1 million and $0.7 million, respectively, partially offset by lower salaries and people related expenses of $0.6 million.
For the nine months ended September 30, 2021, our total consolidated revenue decreased $5.7 million as compared with the year-earlier period. The decrease was due to lower revenues in our Games, Mobile Services, and Consumer Media segments of $3.2 million, $1.4 million and $1.1 million, respectively.
Cost of revenue decreased by $2.1 million for the nine months ended September 30, 2021 as compared with the year-earlier period, due to decreases in our Games, Mobile Services, and Consumer Media segments of $1.1 million, $0.7 million, and $0.3 million, respectively.
Operating expenses increased by $4.3 million in the nine months ended September 30, 2021 as compared with the year-earlier period. The increase was due primarily to higher restructuring charges of $3.8 million, higher stock-based compensation of $2.7 million, and higher professional fees of $1.0 million. Partially offsetting these increases were lower salaries and people related costs of $1.5 million, lower marketing expenses of $0.6 million, and a higher benefit related to the fair value adjustment of the contingent consideration liability $0.8 million. See Note 6. Fair Value Measurements for more information on the contingent consideration liability, which was settled in the second quarter of 2021.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$2,763	$2,543	$220	9%	$8,133	$9,197	$(1,064)	(12)%
Cost of revenue	418	593	(175)	(30)%	1,393	1,723	(330)	(19)%
Gross profit	2,345	1,950	395	20%	6,740	7,474	(734)	(10)%
Gross margin	85%	77%			83%	81%
Operating expenses	1,495	2,092	(597)	(29)%	6,028	6,754	(726)	(11)%
Operating income (loss)	$850	$(142)	$992	NM	$712	$720	$(8)	(1)%
Total Consumer Media revenue for the quarter ended September 30, 2021 increased $0.2 million as compared to the same quarter in 2020. The increase was primarily due to higher software license and product sales revenues, partially offset by lower advertising and other revenues and lower subscription services revenue. Advertising and other revenue in the quarter ended September 30, 2020 included the non-recurring recognition of previously deferred third-party software product distribution revenue in the amount of $0.6 million.
Software License
In the quarter ended September 30, 2021, the increase in software license revenue of $0.9 million was due primarily to the timing of contract renewals and shipments to existing customers.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The increase in product sales of $0.1 million was primarily due to higher RealPlayer Plus sales during the third quarter of 2021.
Cost of revenue for the three months ended September 30, 2021 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in salaries and people related expenses due to lower headcount.
Operating expenses decreased $0.6 million as compared with the year-earlier period, primarily due to Scener costs incurred in the year-earlier period. Scener was deconsolidated from RealNetworks, Inc. as of June 30, 2021.
Total Consumer Media revenue for the nine months ended September 30, 2021 decreased $1.1 million as compared to the prior year due primarily to lower advertising and Other revenues and lower subscription services revenue. This was partially offset by higher product sales. Advertising and other revenue in the nine months ended September 30, 2020 included the non-recurring recognition of previously deferred third-party software product distribution revenue in the amount of $0.6 million.
Software License
For the nine months ended September 30, 2021, the decrease in software license revenue of $0.1 million was due primarily to lower contract renewals as compared with the year-earlier period, partially offset by higher shipments to existing customers of approximately $0.5 million.
Subscription Services
For our subscription services revenue, the $0.3 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The increase in product sales of $0.4 million was primarily due to higher RealPlayer Plus sales during the first nine months of 2021.
Cost of revenue for the nine months ended September 30, 2021 decreased $0.3 million compared with the year-earlier period. This was primarily due to reductions in salaries and people related expenses due to lower headcount.
Operating expenses decreased $0.7 million as compared with the year-earlier period, primarily due to reductions in salaries and people related expenses from headcount reductions and lower professional service fees.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$5,772	$6,400	$(628)	(10)%	$18,108	$19,551	$(1,443)	(7)%
Cost of revenue	1,282	1,511	(229)	(15)%	4,291	4,989	(698)	(14)%
Gross profit	4,490	4,889	(399)	(8)%	13,817	14,562	(745)	(5)%
Gross margin	78%	76%			76%	74%
Operating expenses	5,890	5,577	313	6%	18,367	18,847	(480)	(3)%
Operating loss	$(1,400)	$(688)	$(712)	(103)%	$(4,550)	$(4,285)	$(265)	(6)%
Total Mobile Services revenue decreased by $0.6 million in the quarter ended September 30, 2021 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $1.1 million, partially offset by an increase in software license revenues of $0.5 million.
Software License
For our software license revenue, the increase in revenue for the quarter ended September 30, 2021 as compared to the prior-year period was due primarily to higher sales of our SAFR product of $0.5 million.
Subscription Services
The decline in our subscription service revenue of $1.1 million in the quarter ended September 30, 2021 as compared to the prior-year period is due primarily to lower revenues from our ringback tones business of $1.3 million, resulting from terminated contracts and lower subscribers. Partially offsetting this decline was higher revenue from our messaging platform business of $0.2 million.
Cost of revenue decreased by $0.2 million in the quarter ended September 30, 2021 compared with the prior-year period, due primarily to reductions in salaries and people related expenses due to lower headcount.
Operating expenses increased by $0.3 million for the quarter ended September 30, 2021 compared with the year-earlier period due to higher professional fees of $0.6 million, driven by AI-based growth initiatives, partially offset by lower salaries and people related expenses due to lower headcount of $0.4 million.
Total Mobile Services revenue decreased by $1.4 million in the nine months ended September 30, 2021 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenue of $3.5 million, partially offset by an increase in software license revenues of $2.1 million.
Software License
For our software license revenue, the increase in revenue for the nine months ended September 30, 2021 as compared to the prior-year period was due primarily to higher sales of our SAFR product of $2.1 million.
Subscription Services
The decline in our subscription service revenue of $3.5 million in the nine months ended September 30, 2021 as compared to the prior-year period is due primarily to lower revenues from our ringback tones business of $3.3 million and messaging platform business of $0.2 million, resulting from terminated contracts and lower subscribers.
Cost of revenue decreased by $0.7 million in the nine months ended September 30, 2021 compared with the prior-year period, due primarily to lower amortization of deferred costs and lower people related expenses due to lower headcount.
Operating expenses decreased $0.5 million for the nine months ended September 30, 2021 compared with the year-earlier period due to reductions in salaries and people related expenses of $1.5 million and lower infrastructure costs of $0.4 million. These decreases were partially offset by higher professional fees of $1.5 million, primarily from AI-based growth initiatives.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$5,797	$7,611	$(1,814)	(24)%	$18,540	$21,713	$(3,173)	(15)%
Cost of revenue	1,414	1,955	(541)	(28)%	4,671	5,707	(1,036)	(18)%
Gross profit	4,383	5,656	(1,273)	(23)%	13,869	16,006	(2,137)	(13)%
Gross margin	76%	74%			75%	74%
Operating expenses	4,844	5,152	(308)	(6)%	14,791	15,051	(260)	(2)%
Operating income (loss)	$(461)	$504	$(965)	NM	$(922)	$955	$(1,877)	NM
Total Games revenue decreased by $1.8 million for the quarter ended September 30, 2021 as compared with the year-earlier period due primarily to a decrease of $1.3 million in product sales revenue, lower subscription service revenue of $0.3 million and lower advertising revenues.
Subscription Services
Our subscription sales decreased $0.3 million as a result of fewer subscribers in the third quarter of 2021.
Product Sales
Our product sales decreased $1.3 million as a result of lower in-game purchases of $1.2 million and sales of games of $0.1 million compared to the prior-year period.
Cost of revenue decreased $0.5 million in the quarter ended September 30, 2021 when compared to the prior-year period due to lower app store fees and publisher license and service royalties.
Operating expenses decreased $0.3 million in the quarter ended September 30, 2021 when compared with the prior-year period due primarily to lower marketing expenses.
Total Games revenue decreased $3.2 million for the nine months ended September 30, 2021 as compared with the year-earlier period due to lower product sales revenue of $2.0 million, a decrease of $0.9 million in subscription services revenue, and lower advertising revenue.
Subscription Services
Our subscription sales decreased $0.9 million as a result of fewer subscribers during the nine months ended September 30, 2021.
Product Sales
Our product sales decreased $2.0 million as a result of lower in-game purchases of $1.4 million and lower sales of games of $0.6 million compared to the prior-year period.
Cost of revenue decreased $1.0 million in the nine months ended September 30, 2021 when compared to the prior year period due to lower app store fees and publisher license and service royalties.
Operating expenses decreased $0.3 million in the nine months ended September 30, 2021 when compared with the prior-year period due primarily to lower marketing expenses of $0.6 million, partially offset by higher professional fees of $0.3 million.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenue	$5	$3	$2	67%	$15	$10	$5	50%
Operating expenses	5,443	2,521	2,922	116%	13,573	7,852	5,721	73%
Operating loss	$(5,448)	$(2,524)	$(2,924)	(116)%	$(13,588)	$(7,862)	$(5,726)	(73)%
Operating expenses increased by $2.9 million in the quarter ended September 30, 2021 compared with the year-earlier period, primarily due to higher stock-based compensation and restructuring costs of $2.1 and $0.7 million, respectively.

Operating expenses increased by $5.7 million for the nine months ended September 30, 2021 compared with the year-earlier period primarily due to higher restructuring charges of $3.8 million, higher stock-based compensation of $2.7 million, and higher salaries and people related costs of $0.7 million. These increases were partially offset by a $0.8 million higher benefit in 2021 related to the fair value adjustment of the contingent consideration liability, as further discussed in Note 6. Fair Value Measurements, and lower professional fees of $0.5 million.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$5,250	$5,781	$(531)	(9)%	$17,818	$18,375	$(557)	(3)%
Sales and marketing	7,177	5,130	2,047	40%	17,573	15,969	1,604	10%
General and administrative	4,228	4,124	104	3%	13,502	13,263	239	2%
Fair value adjustments to contingent consideration liability	—	—	—	—%	(1,040)	(200)	(840)	420%
Restructuring and other charges	1,017	307	710	231%	4,906	1,097	3,809	347%
Total consolidated operating expenses	$17,672	$15,342	$2,330	15%	$52,759	$48,504	$4,255	9%
Research and development expenses decreased by $0.5 million in the quarter ended September 30, 2021 as compared with the year-earlier period, primarily due to a reduction in salaries and people related costs.
Research and development expenses decreased by $0.6 million for the nine months ended September 30, 2021 as compared with the year-earlier period due to a reduction in salaries and people related costs of $1.5 million, partially offset by higher professional service fees of $0.6 million and higher infrastructure costs of $0.3 million.
Sales and marketing expenses increased by $2.0 million in the quarter ended September 30, 2021 as compared with the year-earlier period, primarily due to higher stock-based compensation.
Sales and marketing expenses increased $1.6 million for the nine months ended September 30, 2021 as compared with the year-earlier period due to higher stock-based compensation of $2.2 million and an increase in professional service fees of $0.8 million. Partially offsetting these increases were lower marketing expenses of $0.6 million, lower infrastructure and other expenses of $0.4 million, and a $0.4 million reduction in salaries and people related costs.
General and administrative expenses increased by $0.1 million in the quarter ended September 30, 2021 as compared with the year-earlier period, primarily due to higher salaries and people related costs.
General and administrative expenses increased by $0.2 million for the nine months ended September 30, 2021 as compared with the year-earlier period, primarily due to higher stock-based compensation and salaries and people related costs of $0.5 million and $0.4 million, respectively, partially offset by lower professional services expenses of $0.4 million and lower infrastructure costs of $0.4 million.
The fair value adjustments to the contingent consideration liability changed by $0.8 million for the nine months ended September 30, 2021 as compared with the same period in 2020. This liability was settled in the second quarter of 2021. See Note 6. Fair Value Measurements for additional information.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts and the $2.5 million of lease impairment charges incurred in the first quarter of 2021 for office space previously vacated. For additional details on these charges, see Note 10. Restructuring Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2021	2020	$ Change	2021	2020	$ Change
Interest expense	$(27)	$(7)	$(20)	$(146)	$(12)	$(134)
Interest income	7	6	1	27	31	(4)
Loss on equity and other investments, net	(1,229)	(37)	(1,192)	(6,070)	(90)	(5,980)
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	2,897	—	2,897
Other income (expense), net	46	(104)	150	2,066	63	2,003
Total other expense, net	$(1,203)	$(142)	$(1,061)	$(1,226)	$(8)	$(1,218)
For the quarter and nine months ended September 30, 2021, the Loss on equity and other investments, net, of $1.2 million and $6.1 million, respectively, primarily reflects unrealized losses on equity securities. We acquired these shares from the sale of Napster in December 2020, as further discussed in Note 5. Dispositions.
During the second quarter of 2021, the Company received notice from our participating bank that our request for forgiveness of the principal and interest on our PPP loan was approved, and we recognized a non-cash gain of $2.9 million within Other income (expense) on the condensed consolidated statement of operations.
On June 30, 2021, RealNetworks, Inc. deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income (expense) on the condensed consolidated statement of operations. The remaining fluctuations in Other income (expense), net primarily relate to foreign exchange gains and losses.
Income Taxes
We recognized income tax expense of $0.1 million during the nine months ended September 30, 2021 related to U.S. and foreign income taxes. For the quarter and nine months ended September 30, 2020, income tax expense was $0.3 million and $0.6 million, respectively.
As of September 30, 2021, RealNetworks has $0.7 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the third quarter of 2021. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and nine months ended September 30, 2021, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the third quarter and nine months ended September 30, 2021 was minimal.
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
New Accounting Pronouncements
See Note 2. Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	September 30, 2021	December 31, 2020
Working capital, excluding cash and cash equivalents	$289	$1,148
Cash and cash equivalents	28,990	23,940
Restricted cash equivalents	1,630	1,630
Cash and cash equivalents increased from December 31, 2020 due primarily to the $20.1 million of net proceeds from the April 2021 equity offering. Partially offsetting the increase was cash used in operating activities, which totaled

$11.4 million in the first nine months of 2021, and the $2.5 million cash payment for settlement of the contingent consideration liability.
As of September 30, 2021, approximately $6.9 million of the $29.0 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity from continuing operations (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(11,416)	$(10,033)
Cash used in investing activities	(1,116)	(261)
Cash provided by financing activities	17,962	14,970
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
Cash used in operating activities from continuing operations was $1.4 million higher in the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to our higher operating loss recorded for the nine months ended September 30, 2021 compared to the prior year period.
In each of the nine months ended September 30, 2021 and 2020, cash used by investing activities consisted of fixed asset purchases of $0.3 million. Also, for the nine months ended September 30, 2021, cash used by investing activities included the impact of the deconsolidation of Scener.
Cash provided by financing activities for the nine months ended September 30, 2021 was $18.0 million. This cash inflow was due to the net proceeds from the equity offering of $20.1 million and $0.4 million issuance of common stock related to exercising of stock options, net of tax payments for shares withheld upon vesting of restricted stock, partially offset by the $2.5 million cash payment for settlement of the contingent consideration liability.
Cash provided by financing activities for the nine months ended September 30, 2020 was $15.0 million. This cash inflow was due to the $10.0 million in cash proceeds from the first quarter 2020 issuance of Series B Preferred Stock and $2.9 million in proceeds from the PPP loan. As discussed in Note 8. Debt, we received forgiveness of our obligations for the PPP loan in the second quarter of 2021. Additionally, Scener, a subsidiary of RealNetworks, received $2.1 million in funds in the third quarter of 2020 from the issuance of SAFE Notes. See Note 6. Fair Value Measurements for more information on the SAFE Notes.
Two customers accounted for more than 10% of trade accounts receivable as of September 30, 2021, with the customers accounting for 24% and 13% each. Two customers accounted for more than 10% of trade accounts receivable at December 31, 2020, with the customers accounting for 19% and 10% each. Two customers accounted for 30% of consolidated revenue, or $13.5 million, during the nine months ended September 30, 2021. Two customers accounted for 26% of consolidated revenue, or $13.3 million, during the nine months ended September 30, 2020.
While we currently have no planned significant capital expenditures for the remainder of 2021 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
During the second quarter of 2021, we settled the contingent consideration associated with the Napster interests acquired by RealNetworks in January 2019. The payment included cash of $2.5 million and the transfer of 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date.
RealNetworks is a party to a Loan Agreement with a third-party financial institution for a revolving line of credit, as discussed in Note 8. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits for RealNetworks only. At September 30, 2021, we had no outstanding draws on the revolving line of credit.
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
Investment Risk. As of September 30, 2021, we had an equity investment in common shares of a foreign publicly traded technology company. These common shares were acquired as a portion of the proceeds received in the sale of Napster. The equity investment is subject to fluctuation in the market price as well as being exposed to changes in foreign currency exchange rates. A hypothetical 10% increase/decrease in the common share price and foreign currency exchange rate would result in an increase/decrease of the value of the equity investment of approximately $0.6 million.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of September 30, 2021 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The trading price for our common stock has been in steady decline for many years, though, particularly more recently, has also been vulnerable to significant volatility caused by general market conditions or unusual stock-specific trading activity. There can be no assurance that our common stock will not experience additional, and potentially more significant, volatility in the future caused by unpredictable external factors. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us, our operating results may fluctuate or decline from period to period, which may contribute to weakness or volatility in our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, again causing weakness and volatility in our stock price. Compounding these internal factors are external factors, such as the significant instability in global financial markets experienced during 2020 and 2021, that will impact our operating results and stock price, potentially driving our stock price to record lows as occurred in 2020 or to significant activity levels as occurred in early 2021.
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
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, network security, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, artificial intelligence technologies and services, broadband Internet access, and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. Moreover, both in the U.S. and worldwide, certain jurisdictions have and more jurisdictions may impose stricter privacy laws that may impact accepted business practices. For example, the European Union adopted the General Data Protection Regulation, or GDPR, effective as of May 2018 regarding the collecting, handling, and storage of personal data, and California has adopted the California Consumer Privacy Act of 2018 and will substantially expand privacy protection when the California Privacy Rights Act of 2020 goes into effect on January 1, 2023. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as this will not have a negative impact on our financial results.
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
As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In addition, we may receive complaints or inquiries directly from governmental agencies that have not been prompted by consumers. We cannot provide assurance that governmental agencies will not bring future claims, as they have on occasion in the past, regarding our marketing, consumer services or other practices.
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
•potential implications resulting from the outbreak of disease on a global scale or localized in countries in which we do business or have employees; and
•difficulties in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors, and representatives.
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
We sell many of our products and services through online sales transactions directly with consumers, and their credit card information is collected and stored by our payment processors. The systems of our third party service providers may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have a privacy policy concerning the collection, use, and disclosure of user data involved in interactions between our client, third party payment providers, and server products. A security breach or cyberattack that leads to disclosure of consumer account information, or any failure by us to comply with our posted privacy policy or existing or new privacy legislation, could harm our reputation, impact the market for our products and services, or subject us to litigation. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks, or the third party systems and networks that we utilize, could result from a failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt systems and networks and many other causes. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.
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

REALNETWORKS, INC.

By:	/s/ Christine Chambers
Christine Chambers
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: November 4, 2021

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	2021 Executive MBO Plan
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

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christine Chambers, Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement.