Form 10-K
period 2021-12-31
REALNETWORKS INC
filed 2022-02-25
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant was $73 million on June 30, 2021, based on the closing price of the common stock on that date, as reported on the Nasdaq Global Select Market. Shares held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. In the case of 10% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 17, 2022 was 47,256,668.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2022 Annual Meeting of Shareholders or an amendment to this Form 10-K, to be filed within 120 days after the end of its fiscal year ended December 31, 2021.

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
•our expected introduction, and related monetization, of new and enhanced products, services and technologies across our businesses, including our investment initiatives, SAFR and KONTXT;
•future revenues, operating expenses, income and other taxes, tax benefits, net income (loss) per diluted share available to common shareholders, acquisition costs and related amortization, and other measures of results of operations;
•the effects of our past acquisitions and expectations for future acquisitions and divestitures;
•plans, strategies and expected opportunities for future growth, increased profitability and innovation;
•our expected financial position, including liquidity, cash usage and conservation, and the availability of funding or other resources;
•the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses in the U.S. and in foreign jurisdictions, including recent and potential future regulatory and legal developments in the areas of artificial intelligence, privacy, cybersecurity and intellectual property;
•the continuation and expected nature of certain customer and third-party distributor relationships, including the U.S. government and the large, third-party platforms that host our applications;
•impacts of competition and certain customer and third-party distributor relationships on the future financial performance and growth of our businesses;
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
Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. For over 25 years, RealNetworks has advanced the renowned RealPlayer, which has provided millions of people worldwide a powerful way to download, store, organize, and experience the rapidly expanding universe of digital media content, regardless of format. Our SAFR computer vision platform, a key investment initiative for us, enables new applications for security, convenience, and analytics, and is optimized for live video. Our consumer products feature GameHouse Original Stories, a unique IP portfolio of free-to-play mobile games. Our consumer products also include ringback tones, which we license to mobile operators, and our video compression and enhancement technology, which we primarily license to OEMs, including manufacturers of mobile devices, smart TVs, and set-top boxes. Our product line also includes KONTXT, our AI-based platform for categorizing Application to Person (A2P) messages to help messaging aggregators and mobile carriers provide a better customer experience, strengthen customer loyalty, and drive new revenue through text message management, classification and anti-spam.
The monetization, distribution, and licensing of our technology products and services are heavily dependent on contracts with third parties, such as mobile carriers, system integrators, and device manufacturers.
We were incorporated in 1994 in the State of Washington. Our common stock is listed on the NASDAQ Stock Market under the symbol "RNWK."
In this Annual Report on Form 10-K ("10-K") for the year ended December 31, 2021, RealNetworks, Inc., together with its subsidiaries, is referred to as "RealNetworks," the "Company," "we," "us," or "our." "RealPlayer," "RMHD," "RealMedia," "GameHouse," "KONTXT," "SAFR" and other trademarks of ours appearing in this report are our property.
Segments
We report revenue and operating income (loss) in three segments: (1) Consumer Media, (2) Mobile Services, and (3) Games. RealNetworks allocates to its Consumer Media, Mobile Services, and Games segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items include restructuring charges and stock compensation expense.
As described in Note 4. Dispositions, in August 2020, we entered into a Support Agreement in connection with the execution by Napster of a definitive agreement pursuant to which Napster would become a wholly owned subsidiary of MelodyVR Group PLC. The transaction closed on December 30, 2020, resulting in our full disposition of our Napster stake. Effective on the execution of the Napster/MelodyVR merger agreement on August 25, 2020, Napster was treated as discontinued operations for accounting and disclosure purposes. As such, Napster's operating results for the years ended December 31, 2021 and 2020 conform to this presentation.
Consumer Media
In our Consumer Media segment, revenue is primarily derived from the licensing of our portfolio of video compression and enhancement technology, also known as codec technology. Codecs are an encoding and decoding technology designed to reduce the amount of bits required to stream or store media content, and modern codecs achieve significant savings in streaming bandwidth and storage costs. Our main codec products are RealMedia High Definition, which we refer to as RealMedia HD or RMHD, and RealMedia Variable Bitrate, or RMVB. Our codec technologies business is primarily focused on the Chinese market, where RMVB remains a prevalent, though declining, format.
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

We also generate revenue through online sales to consumers of our RealPlayer subscription products, including our SuperPass service, which provides consumers with access to digital entertainment content for a monthly fee. The RealPlayer media player, our enduring yet continually evolving software product, includes features and services that enable consumers to discover, play, download, manage and edit digital video, stream audio and video, download and save photos and videos from the web, transfer and share content on social networks, and edit their own photo and video content. As part of our RealPlayer download process, we also offer distribution of third-party software products to consumers, which generates additional revenue.
Mobile Services
Mobile Services consists of the various products and services we provide to mobile and other service providers. In recent years, we have increasingly focused on AI-based and machine learning products and services such as SAFR and KONTXT.
Included in our SaaS offerings are our messaging products, which include our Metcalf intercarrier messaging service; KONTXT, our AI-based text message management, anti-spam, and classification product; and our ringback tone service. We provide these services to a large number of mobile carriers around the world, although a significant portion of our revenue for this segment results from contracts with a few mobile carriers and one service partner. We also offer business intelligence, subscriber management and billing for the carriers who make our offerings available to their customers. Also included in this segment is our computer vision platform, SAFR (Secure Accurate Facial Recognition) and our RealTimes platform.
Our Metcalf intercarrier messaging platform enables operators to send and receive SMS messages worldwide between networks and service providers, regardless of network technology, typically processing billions of SMS messages per day between users on hundreds of different networks. A portion of the revenue we earn from our intercarrier messaging service is based on a revenue-sharing arrangement with one service partner. Our next-generation AI-based mobile messaging platform, KONTXT, evaluates message streams sent from an application to a person (A2P) and classifies those messages into various categories allowing network operators and other service providers to create policies for prioritization and delivery of messages and blocking spam and fraudulent messages, resulting in more efficient text message delivery.
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
Our computer vision platform, SAFR, detects faces and other types of objects by leveraging AI-based machine learning. We continue to invest in and build industry partnerships for SAFR, typically licensing it to technology partners, system integrators, third-party resellers, and directly to end customers. Our SAFR platform is a key investment initiative for us.
Games
Our Games segment is focused on the development, publishing, and distribution of casual games, which are offered via mobile devices, digital downloads, and subscription play. Casual games typically have simple graphics, rules and controls, are quick to learn, and often include time-management, board, card, puzzle, word and hidden-object games. Our primary focus is our free-to-play mobile games, most notably our Delicious Bed and Breakfast and our Delicious World games. These free-to-play games generate revenue from consumer purchases of in-game goods and from advertising displayed to consumers during play.
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

Customers
Our customers include consumers, businesses, and governments located throughout the world. Sales to customers outside the U.S., primarily in Europe and Asia, were 37% and 36% of our revenue during the years ended December 31, 2021 and 2020, respectively. See Note 18. Segment Information, for details on geographic concentrations, and see Note 6. Allowance for Doubtful Accounts Receivable and Sales Returns, for details on customer revenue concentrations.
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
Our Mobile Services sales, marketing and business development teams work closely with many of our enterprise, infrastructure, wireless, broadband, media and governmental customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with the product and marketing divisions of our customers, we tailor our SaaS offerings to their strategic needs and the needs of their subscribers.
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
Guiding Management Principles
Part of the fabric of the organization and key to the operation of a performance-based environment are our management principles including commitment to innovation, delivering results, raising the bar in all facets of our work, being inclusive and respectful, being great teammates for each other, and embracing the journey by working hard and celebrating our successes. We consider our workforce a significant strength and actively seek opportunities to reinforce behaviors that exemplify our management principles. We celebrate employees whose work and actions reflect and embody our management principles with company-wide acknowledgment and awards.
Respectful and Safe Workplace
We want RealNetworks to be a workplace that is open, respectful and safe. RealNetworks encourages and expects the individual actions of its employees at all levels to be consistent with our commitment to a respectful workplace including annual reconfirmation of individual employees’ adherence to our Code of Business Conduct and Ethics. RealNetworks has been and will continue to be fully committed to providing a work environment free from unlawful discrimination or harassment. Our global policies include prohibition of harassment, threatened or actual workplace violence, or any conduct that undermines an employee’s integrity or creates an intimidating, hostile or offensive work environment even if it does not rise to the level of illegal harassment under the law.
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
Corporate Giving
RealNetworks has a strong history of giving back to the community. In 2000, the Company created the RealNetworks Foundation, which in recent years has made general grants to multiple charities. The Foundation also makes ad hoc, emergency grants when deemed needed to support an urgent issue in the community. In addition, the Foundation's matching program supports the dollars and time that RealNetworks employees devote to eligible 501(c)(3) nonprofits.
RealNetworks also regularly supports participation by employees in activities of service to our local communities, including Day of Caring, local food drives and holiday toy and gift donations.
Employees
At December 31, 2021, we had approximately 281 employees, of which 88 were based in the Americas, 46 were based in Asia, and 147 were based in Europe. The number of our employees represented by unions is not significant.
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
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter of 2020. We also reduced expenditures throughout 2020 in an effort to efficiently manage our businesses in the restricted and uncertain climate. We continue to face risk, however, related to fixed facilities costs given the uncertain post-pandemic future of the use of physical office space. In addition, the initial turmoil in financial markets contributed to significant downward pressure on our stock price early in the pandemic. In the ongoing remote work environment, we also face continued challenges in marketing new products, which in the past have relied on the intangible benefits of an in-person demo and sales experience. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, including the emergence of variants of COVID-19 such as the delta and omicron variants, and reactions thereto, continue to evolve. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long any resurgence will last, how severe it will be, and what safety measures governments will impose in response to it.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. We are unable to fully predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for fiscal 2022 or beyond.
Risks Related to our Strategy
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the potential impact of macroeconomic pressures, including high inflation rates and supply chain interruptions, and global pandemics. In particular, progress with our growth initiatives was and may continue to be negatively impacted by various reactions to the global outbreak of the coronavirus that causes COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.
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
In April 2020, following an assessment of eligibility and upon approval by our Board of Directors, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. RealNetworks applied for forgiveness of its PPP loan in January 2021, and received notice that the PPP loan was forgiven in June 2021.
The inability to obtain additional debt, whether through draws on our current revolving line of credit or through a new debt facility, or the need to raise funds through other means, could negatively impact our liquidity and ability to invest in our growth initiatives. Moreover, we could be compelled to consider funding that would impact our governance structure. Our pursuit of debt or other sources of liquidity could impair our financial results and stock price.
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
Our growth initiatives are highly dependent on the performance of mobile telecommunications carriers, distributors, and resellers. We distribute our messaging platform services, such as KONTXT, through a limited number of mobile telecommunications carriers. Our SAFR sales channel includes distributors and resellers, as well as sales directly to end users. The financial condition, performance, and demand of our products and services through these mobile telecommunications carriers, distributors, and resellers could deteriorate, weakening our ability to sell our products and services, causing a material negative impact on our financial results. Furthermore, the growth of our SAFR business is inherently uneven and the timing of signing contracts and revenue recognition for SAFR can result in highly variable results over time, making it difficult to predict future results.
Moreover, in order to grow our new businesses, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether the products and services that we are developing or have introduced will meet the demands of the relevant market. As we have experienced, we may not realize a sufficient return, or may experience losses, on these investments. If this happens, it could cause further strain on our limited cash resources and negatively affect our ability to pursue other needed growth or strategic opportunities.
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

Our digital media products and services, including both longstanding and new products/services, some of which are central to our growth initiatives, face a wide variety of competitors, many of which have longer operating histories, greater name or brand recognition, deeper and more expansive market penetration, more employees, and significantly greater resources than we do. In addition, current and potential competitors may include relatively new businesses that develop or use innovative technologies, products or features that could disrupt the market for technologies, products or features that we currently develop and market or seek to develop and market. In attempting to compete with any or all of these competitors, we may experience, as we have in the past, some or all of the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
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
•pressure to prematurely release products or product enhancements; or
•degradation in our stature or reputation in the market, including due to adverse publicity.
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
Certain of our growth initiatives are centered around AI-based products and solutions, of which our two main products are SAFR and KONTXT, and we expect these initiatives to comprise an increasing percentage of our go-forward business. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Any inappropriate or controversial data practices by us, our distribution network, our end users, or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. If we enable or offer AI solutions that are controversial because of their impact on privacy, employment, or other social issues, we may experience brand or reputational harm. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability.
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
In our SAFR business we have contracted with the U.S. Government through the Small Business Innovation Research (SBIR) program. This subjects us to certain contracting rules, standards, and audits. If we fail to meet our obligations under such government contracts, we could face civil or criminal penalties, or administrative sanctions including suspension or debarment from future government business, termination of contract, refunding or suspension of payments, forfeiture of profits or payment of fines. In addition, future Federal contracts may be subject to increased contracting rules, standards, and audits which could have an adverse impact on our operating results if we fail to meet these obligations.
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
The trading price for our common stock has been in steady decline for many years, though, particularly more recently, has also been vulnerable to significant volatility caused by general market conditions or unusual stock-specific trading activity. There can be no assurance that our common stock will not experience additional, and potentially more significant, volatility in the future caused by unpredictable external factors, including due to the broad range of causes described in these risk factors. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us or our consumers, our operating results may fluctuate or decline from period to period, which may contribute to weakness or volatility in our stock price. For example, the timing of contract signing and the rules for revenue recognition in our SAFR business produce results that are inherently variable and difficult to predict. Our results from this business are likely to be volatile and may not reflect a steady pace of growth, which could result in fluctuations in our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, our published guidance, or analyst expectations, again causing weakness and volatility in our stock price and/or the trading volume of our shares. Compounding these internal factors are external factors, such as the significant instability in global financial markets experienced during the COVID-19 pandemic, that will impact our operating results and stock price, potentially driving our stock price to record lows as occurred in 2020 or to significant activity levels as occurred in early 2021.
The difficulty in forecasting our operating results may also cause over or under investment in certain growth initiatives, as such investment is often planned based on expected financial results, thus causing more severe fluctuations in operating results and, likely, further volatility in our stock price.
Further, because our common stock is listed on the Nasdaq Global Select Market, we must meet Nasdaq's continued listing requirements, in particular, financial requirements that include maintaining a minimum bid price of at least $1.00. On February 18, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Global Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period from January 4, 2022 through February 15, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. We have a compliance period of 180 calendar days ending August 17, 2022 in which to regain compliance. In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days prior to August 17, 2022.
The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq during the 180-day compliance period. Our Board of Directors will consider the implementation of various measures intended to support compliance. In the event that we do not regain compliance by this date, we may be eligible for a second compliance period pursuant to Nasdaq’s rules.
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
Our success depends substantially on the contributions and abilities of certain key personnel, and we cannot provide assurance that we will be able to retain them in the near term or recruit them in the future. In 2020, we experienced a significant level of executive turnover, as we have experienced in the past and could experience in the future, which could impact our ability to retain key personnel. Also, qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is extremely intense, and we may incur significant costs to attract or retain them. Changes in immigration or other policies in the U.S. or other jurisdictions that make it more difficult to hire and retain key talent, or to assign individuals to any of our locations as needed to meet business needs, could adversely affect our ability to attract key talent or deploy individuals as needed, and thereby adversely affect our business and financial results. Further, the increased availability of work-from-home arrangements by other organizations in the competing environment primarily driven by the COVID-19 pandemic, repeated restructuring of our businesses and related cost-reduction efforts, as well as declines and volatility in our stock price, may cause instability in our workforce that will make it more difficult to retain and recruit key personnel. Given these factors, there can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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

Risks Related to Regulations and Other External Factors
Government regulation of the Internet, computer vision and facial recognition technologies, artificial intelligence and other related technologies exposes us to regulatory risks and unfavorable developments resulting from any changes in the regulatory landscape or in the industry or broader market conditions in which RealNetworks operates.
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, cybersecurity, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, artificial intelligence technologies and services, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, data protection, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. Moreover, both in the U.S. and worldwide, obligations relating to privacy, data protection, and cybersecurity are rapidly evolving. Certain jurisdictions have and more jurisdictions may impose stricter laws relating to privacy, data protection or cybersecurity that may impact accepted business practices and impose obligations that may conflict with each other or may conflict with our policies, practices, or features of our products and services. For example, the European Union adopted the General Data Protection Regulation, or GDPR, effective as of May 2018 regarding the collecting, handling, and storage of personal data, and California has adopted the California Consumer Privacy Act of 2018 and will substantially expand privacy protection when the California Privacy Rights Act of 2020 goes into effect on January 1, 2023. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as these or other obligations relating to privacy, data protection, or cybersecurity will not require us to modify our policies, practices, or features of our goods or services, results in claims, complaints, or demands of private parties or investigations, other proceedings by regulatory authorities, or fines or other liabilities, or otherwise have a negative impact on our financial results.
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
In the future, and as we pursue further sales of our SAFR product to governmental agencies, regulations, or changes in laws and regulations or their existing interpretations or applications, could require us to further change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results. Moreover, as we seek to increase our sales to government entities, we may experience increased costs that relate to compliance with government regulations, including increased costs related to compliance with government data security regulations.
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
•high inflation rates;
•compliance with current and changing tax laws, and the coordination of compliance with U.S. tax laws and the laws of any of the jurisdictions in which we do business;
•difficulties in complying with global laws related to the collection, storage, use, transfer, and other processing of customer and employee data;
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
•global supply chain interruptions, and
•difficulties in managing a global enterprise, including staffing, collecting accounts receivable, and managing suppliers, distributors and representatives.
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
Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, cultural differences, local economic conditions, outbreak of diseases, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is typically the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates may result in lower reported revenue or net assets in future periods. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed. As another example, the COVID-19 pandemic has resulted in travel and work restrictions globally, and may further disrupt our ability to produce and sell products. As a result of the ongoing remote work environment, we face continued challenges in marketing new products, which in the past have relied on the intangible benefits of an in-person demo and sales experience. We continue to monitor the impacts of the pandemic to our business, as well as rapidly evolving expectations regarding its severity and duration. We are unable to predict the full effects of this pandemic on our operations and financial results.
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
Introduction of new technology and changes in consumer behavior could harm our business and results of operations.
The expectations and needs of technology consumers are constantly evolving. Our future success depends on a variety of factors, including our continued ability to innovate and introduce new products and services, enhance and integrate our products and services in a timely and cost-effective manner, extend our core technology into new applications, and anticipate emerging standards, business models, software delivery methods and other technological developments.

The introduction of, or limitations on, certain technologies may reduce the effectiveness of our products. For example, some of our products rely on tracking, third-party cookies or other identifiers to help our customers more effectively advertise and detect and prevent fraudulent activity. Consumers can control the use of these technologies through their browsers, operating systems, device settings or “ad-blocking” software or applications. Increased use of such methods, software or applications could harm our business.
Our success in the media and entertainment industry depends on our ability to adapt to shifting patterns of content consumption. The ways in which consumers view content, and technology and business models in our industry, continue to evolve rapidly, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue streams. Moreover, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.
Disruptions or failures of, or cybersecurity attacks on, our systems or networks, or those of our third-party service providers, may cause such systems and networks to fail, become unavailable, unsecured or perform poorly, or may lead to disclosure of sensitive customer data.
Our ability to provide our products and services to our customers and operate our business depends on the continued operation and security of our information systems and networks and those of our service providers. A significant or repeated reduction in the performance, security or availability of our information systems and network infrastructure or those of our service providers could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate.
We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems or networks, or third-party systems and networks that we utilize, could result from a failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt systems and networks and many other causes.
We sell many of our products and services through online sales transactions directly with consumers, and their credit card information is collected and stored by our payment processors. The systems of our third party service providers may not prevent future improper access to or use, disclosure or other processing of credit card information, personal information or other information relating to individuals, or other sensitive or confidential information that we or our third-party service providers process. A security breach, incident, or cyberattack impacting us or our third-party service providers–including any such matter that leads to the disclosure or other unauthorized processing of consumer account information, or any event that leads to the perception that any such matter has occurred; any failure by us to comply with our posted privacy policy or existing or new privacy legislation; or any other actual or asserted obligations relating to privacy, data protection or cybersecurity, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers' data–could disrupt our ability to operate our products and services; could harm our reputation; could impact the market for our products and services; or could subject us to claims, demands, litigation, regulatory investigations and other proceedings, resulting in potentially significant fines and other liabilities. Further, because there are many different security attack techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner.
Security breaches, ransomware and other computer malware, phishing, and cyberattacks have become more prevalent and sophisticated in recent years, making it increasingly difficult to successfully defend against them or implement adequate preventive measures. Furthermore, we currently hold contracts with both U.S. and foreign governments, including the U.S. military, and expect to expand our portfolio of government contracts going forward, which may increase the risk that we will become a target for such attacks. As the risk of attack increases, our costs associated with network security and other aspects of cyber security may also increase. Our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of the data that we or they maintain or otherwise process. In addition, our remediation efforts may not be successful.

We also may face difficulty or delay in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Furthermore, concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security, or disclosure or other processing of personal information or other matters relating to privacy, data protection or cybersecurity, including with respect to artificial intelligence, could make us a more attractive target for malicious attacks and increase the resulting damage to our reputation and negative effect on our operating results if a cyberattack or other security breach occurs or is perceived to have occurred.
We cannot ensure that any limitation of liability provisions we may have in our customer and user agreements, contracts with third-party vendors and service providers, and other contracts relating to a security compromise or breach or other privacy or security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.
Moreover, our insurance coverage may not provide adequate coverage for liabilities we incur or indemnification claims we receive relating to any privacy or security incident or breach, or an insurer may deny coverage of claims. In the future, we may not be able to secure insurance for such matters on commercially reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition, and results of operations.
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
In those countries where we have a tax obligation, we collect and remit value added tax, or VAT, on sales of “electronically supplied services” provided to European Union and United Kingdom residents. The collection and remittance of VAT subjects us to additional currency fluctuation risks.
Changes in accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters and changes in personnel responsible for internal controls could significantly affect our financial results or financial condition.
We prepare our financial statements in conformity with GAAP. GAAP accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, and the SEC, and new accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. Moreover, our financial statements require the application of judgments and estimates regarding a wide range of matters that are relevant to our business, such as revenue recognition, and asset impairment and fair value determinations. Changes in accounting standards or practices, or in our judgments and estimates underlying accounting standards and practices, could harm and/or materially impact our operating results and/or financial condition.
Our disclosure controls and procedures (DCPRs) are designed to ensure that information required to be disclosed in reports we file is accumulated and communicated to management and recorded, processed, summarized and reported as specified in the rules and forms of the SEC. In addition, we perform annual system and process evaluation and testing of our internal controls over financial reporting (ICFRs). Changes in our staffing, including turnover and reductions in the number of personnel participating in our DCPRs and ICFRs processes, may increase the likelihood that any errors and/or fraud go undetected and result in inaccurate financial information being issued.
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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington (1)	73,000	February 2022 and August 2024
Eindhoven, Netherlands (2)	23,000	June 2022

(1)This facility is utilized only by headquarters. We have reduced our use of the facility by 63%. As discussed in Note 10. Restructuring and Other Charges, the lease for the space which we no longer occupy as of December 31, 2021 expires in February 2022.
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
As of January 31, 2022, there were approximately 150 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
The declaration and payment of any future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future. No cash dividends were paid in 2021 or 2020.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
RealNetworks invented the streaming media category in 1995 and continues to build on its foundation of digital media expertise and innovation. In recent years, we have leveraged our technical expertise and access to proprietary data sources to develop a new generation of AI-based products and solutions. These products and solutions are designed to help customers be safer and smarter, and for their companies to be more efficient and more successful. The main two products and key investment initiatives in our AI portfolio are SAFR, our AI-based computer vision platform, and KONTXT, our natural language processing-based (NLP) message classification and analysis platform.
SAFR leverages the power of AI to enhance security, safety, convenience, and operational efficiencies with fast and accurate face recognition and additional person- and object-based AI capabilities. KONTXT is based on AI NLP analysis, allowing our customers to analyze and classify multiple billions of messages monthly in real time in order to protect end consumers from spam and fraud. Our focus on AI-based products and our data science resources allows us to be agile, continuously evolving, and rapidly creating new solutions to solve consumers’ problems.

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
Within our Consumer Media segment, revenue is derived from the software licensing of our video compression and enhancement, or codec, technologies, including primarily from our prior-generation codec RealMedia Variable Bitrate, or RMVB, as well as our newer codec technology, RealMedia High Definition, or RMHD. We also generate revenue from the sale of our RealPlayer products, including RealPlayer Plus and related products. These products and services are delivered directly to consumers and through partners, such as OEMs and mobile device manufacturers.
Our Mobile Services business generates revenue primarily from the sale of subscription services, which include our intercarrier messaging service and ringback tones, as well as through software licenses for the integration of our RealTimes platform and certain system implementations. We generate a significant portion of our revenue from sales within our Mobile Services business to a few mobile carriers and one service partner. Our Mobile Services segment also includes our AI-based growth initiatives, SAFR and KONTXT.
Our Games business generates revenue primarily through the development, publishing, and distribution of casual games under the GameHouse and Zylom brands. Games are offered via mobile devices, digital downloads, and subscription play. We derive revenue from consumer purchases of in-game virtual goods within our free-to-play games and advertising on mobile games. In addition, we derive revenue from the sale of individual games and subscription offerings.
RealNetworks allocates to its Consumer Media, Mobile Services, and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including, but not limited to, a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also include restructuring charges and stock compensation expense.
As described in Note 4. Dispositions, RealNetworks sold its Napster business on December 30, 2020.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the coronavirus that causes COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Similar to other companies, from the onset of the pandemic, we implemented measures to support the health and well-being of our employees, customers, partners and communities, including working remotely and operating our business in a fundamentally different way. We reevaluated our operating plans, causing some significant pivots in our growth initiatives, while also reducing costs and reallocating resources.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil added complexity, uncertainty and risk to nearly all aspects of our business. We continue to assess our plans as the pandemic environment evolves and strive to operate our business as efficiently as possible. We are unable to fully predict the impacts that the COVID-19 pandemic, including the emergence of variants, such as the delta and omicron variants, will continue to have on our results from operations, financial condition, liquidity and cash flows for the fiscal year 2022 or beyond, due to the numerous uncertainties, including the duration and severity of the pandemic and ongoing containment measures. We will continue to monitor and evaluate the effects to our businesses and adjust our plans as needed.
Financial Results
As of December 31, 2021, we had $27.1 million in unrestricted cash and cash equivalents compared to $23.9 million as of December 31, 2020. The 2021 increase in cash and cash equivalents from December 31, 2020 was primarily due to the receipt of $20.1 million in net proceeds from the April 2021 underwritten public offering and the $2.0 million received from the release of the Napster escrow in the fourth quarter of 2021. Partially offsetting these increases were ongoing cash used in operating activities, which totaled $15.0 million for the year ended December 31, 2021 and the $2.5 million cash payment to settle our contingent consideration liability for our January 2019 purchase of Napster.
The following discussion reflects RealNetworks' results from continuing operations. Consolidated results of operations were as follows (dollars in thousands):

	2021	2020	2021-2020 Change	% Change
Total revenue	$58,183	$68,062	$(9,879)	(15)%
Cost of revenue	13,756	16,465	(2,709)	(16)%
Gross profit	44,427	51,597	(7,170)	(14)%
Gross margin	76%	76%	—%
Total operating expenses	65,300	56,621	8,679	15%
Operating loss	$(20,873)	$(5,024)	$(15,849)	NM

2021 compared with 2020
In 2021, our consolidated revenue decreased by $9.9 million, or (15)%. The decrease in revenue was primarily due to decreases in our Games, Mobile Services, and Consumer Media segments of $4.5 million, $3.1 million, and $2.3 million, respectively. See below for further information regarding fluctuations by segment. Gross margin of 76% was unchanged from the prior year.
Operating expenses increased by $8.7 million in 2021 compared with 2020 primarily due to a higher benefit in 2020 related to the fair value adjustment of the contingent consideration liability in the amount of $7.6 million, and higher stock-based compensation of $2.8 million, partially offset by a $2.0 million decrease in salaries and other people-related costs and a $0.9 million decrease in marketing fees. See Note 5. Fair Value Measurements for additional information on the change in the contingent consideration liability.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (dollars in thousands):

	2021	2020	2021-2020 Change	% Change
Total revenue	$10,301	$12,581	$(2,280)	(18)%
Cost of revenue	1,816	2,273	(457)	(20)%
Gross profit	8,485	10,308	(1,823)	(18)%
Gross margin	82%	82%	—%
Total operating expenses	7,427	8,889	(1,462)	(16)%
Operating income	$1,058	$1,419	$(361)	(25)%
Total Consumer Media revenue decreased by $2.3 million, or 18% as compared to the prior year, due to decreased advertising and other revenue of $1.0 million, decreased software license revenues of $0.9 million, and decreased subscription service revenues of $0.4 million.
Software License
For our software license revenues, the $0.9 million decrease was primarily due to the timing of contract renewals and shipments to existing customers.
Subscription Services
For our subscription services revenues, the decrease of $0.4 million was primarily due to further declines in our legacy subscription products, which we expect to continue.
Advertising and Other
For our advertising and other revenues, the decrease of $1.0 million was due to the non-recurring recognition of previously deferred third-party software product distribution revenue in 2020 in the amount of $0.6 million, and $0.4 million related to declining installs.
Cost of revenue decreased by $0.5 million, or 20%. This was primarily due to reductions in salaries and other people related expenses.
Operating expenses decreased by $1.5 million, or 16%, compared to the prior year, primarily due to lower salaries and people related expenses and professional fees of $0.6 million and lower infrastructure costs of $0.2 million. Also contributing to the decrease was $0.3 million lower spend for Scener. Scener was deconsolidated from RealNetworks, Inc. as of June 30, 2021.

Mobile Services
Mobile Services segment results of operations were as follows (dollars in thousands):

	2021	2020	2021-2020 Change	% Change
Total revenue	$23,788	$26,889	$(3,101)	(12)%
Cost of revenue	5,720	6,725	(1,005)	(15)%
Gross profit	18,068	20,164	(2,096)	(10)%
Gross margin	76%	75%	1%
Total operating expenses	24,299	24,787	(488)	(2)%
Operating loss	$(6,231)	$(4,623)	$(1,608)	(35)%
Mobile Services revenue declined by $3.1 million, or 12%, and was primarily driven by a decrease of $4.4 million in subscription services revenue, offset by an increase of $1.3 million in software license revenue.
Software license
For our software license revenues, the $1.3 million increase was the result of revenue from sales of our SAFR product.
Subscription service

For our subscription services, the $4.4 million decrease was due primarily to lower revenues from our ringback tones business of $4.3 million, resulting from terminated contracts and lower subscribers.
Cost of revenue decreased by $1.0 million or 15% as compared to the prior year, due primarily to decreases of $0.6 million resulting from terminated ringback tone contracts, and reductions in salaries and benefits of $0.4 million related to headcount reductions.
Operating expenses decreased by $0.5 million or 2% primarily due to decreased salaries, benefits and other people related costs of $1.4 million, lower infrastructure costs of $0.5 million, partially offset by higher professional fees of $1.6 million, driven by AI-based growth initiatives.

Games
Games segment results of operations were as follows (dollars in thousands):

	2021	2020	2021-2020 Change	% Change
Total revenue	$24,094	$28,592	$(4,498)	(16)%
Cost of revenue	6,192	7,451	(1,259)	(17)%
Gross profit	17,902	21,141	(3,239)	(15)%
Gross margin	74%	74%	—%
Total operating expenses	19,463	19,936	(473)	(2)%
Operating income (loss)	$(1,561)	$1,205	$(2,766)	NM
Games revenue decreased by $4.5 million, or 16% as compared to the prior year due to decreases of $2.8 million in product sales, $1.2 million in subscription services revenues, and $0.5 million in advertising revenue.
Subscription Services
Our subscription sales decreased $1.2 million as a result of lower subscribers in 2021 as compared to 2020.
Product sales
Our product sales decreased $2.8 million as a result of lower in-game purchases of $2.1 million and lower sales of games of $0.7 million compared to 2020.
Advertising and other
Our advertising and other revenues decreased $0.5 million as compared to the prior-year primarily as a result of decreases in advertising revenue from free-to-play mobile games.
Cost of revenue decreased by $1.3 million, or 17%, due to lower app store fees and royalties.
Operating expenses decreased by $0.5 million, primarily due to lower marketing fees of $0.9 million, partially offset by higher professional fees of $0.4 million.
Corporate
Corporate segment results of operations were as follows (dollars in thousands):

	2021	2020	2020-2019 Change	% Change
Cost of revenue	$28	$16	$12	75%
Total operating expenses	14,111	3,009	11,102	NM
Operating income (loss)	$(14,139)	$(3,025)	$(11,114)	NM
Operating expenses increased by $11.1 million, primarily due to $7.6 million related to the change in fair value of the contingent consideration liability. See Note 5. Fair Value Measurements for additional information. Also contributing to the increase from the prior year is $2.8 million in higher stock-based compensation expense primarily due to modifications of certain equity awards that will be cash settled.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (dollars in thousands):

	2021	2020	2021-2020 Change	% Change
Research and development	$23,132	$24,319	$(1,187)	(5)%
Sales and marketing	22,520	21,042	1,478	7%
General and administrative	17,559	17,331	228	1%
Fair value adjustments to contingent consideration liability	(1,040)	(8,600)	7,560	(88)%
Restructuring and other charges	3,129	2,529	600	24%
Total consolidated operating expenses	$65,300	$56,621	$8,679	15%
Research and development expenses decreased by $1.2 million, or 5%, in the year ended 2021 as compared to 2020 primarily due to a decrease in salaries and other people related costs of $1.9 million, partially offset by higher professional service fees of $0.4 million and higher infrastructure costs of $0.3 million.
Sales and marketing expenses increased by $1.5 million, or 7%, in the year ended 2021, compared with 2020. The increase was primarily due to higher stock-based compensation expense of $2.2 million and higher professional service fees of $1.0 million. These increases were partially offset by lower marketing expenses of $0.8 million, lower salaries and other people related costs of $0.5 million and lower infrastructure related expense of $0.2 million.
General and administrative expenses increased by $0.2 million, or 1%, in the year ended 2021, compared with 2020. The increase was primarily due to higher stock-based compensation and other people related costs of $0.9 million, partially offset by lower infrastructure related expense of $0.5 million.
The fair value adjustments to the contingent consideration liability changed by $7.6 million in the year ended 2021, compared with 2020. This liability was settled in the second quarter of 2021. See Note 5. Fair Value Measurements for additional information.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, including amounts related to our operating leases. For additional details on these charges, see Note 10. Restructuring and Other Charges.
Other Income (Expenses)
Other income (expenses), net was as follows (dollars in thousands):

	2021	2020	2021-2020 Change
Interest expense	$(168)	$(20)	$(148)
Interest income	34	38	(4)
Gain (loss) on equity and other investments, net	(4,927)	111	(5,038)
Gain on forgiveness of Paycheck Protection Program loan	2,897	—	2,897
Other income (expense), net	2,024	(164)	2,188
Total other income (expense), net	$(140)	$(35)	$(105)
Gain (loss) on equity and other investments, net for the year ended December 31, 2021 includes the unrealized loss of $7.0 million on our holdings of Napster shares, as further discussed in Note 4. Dispositions. Also included in the total is our dilution gain of $6.0 million and equity loss recognition of $3.8 million related to Scener for 2021 as further discussed in Note 19. Related Party Transactions
During the second quarter of 2021, the Company received notice from our participating bank that our request for forgiveness of the principal and interest on our PPP loan was approved, and we recognized a non-cash gain of $2.9 million within Other income (expense) on the consolidated statement of operations.
On June 30, 2021, RealNetworks deconsolidated Scener Inc., previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income (expense) on the consolidated statement of operations. The remaining fluctuations in Other income (expense), net primarily relate to foreign exchange gains and losses.

Income Taxes
During the years ended December 31, 2021 and 2020, we recognized income tax expense from continuing operations of $0.5 million and $0.1 million, respectively, related to U.S. and foreign income taxes.
In general, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations. However, an exception to the general rule is provided in Topic 740 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including discontinued operations, in the current year. Pursuant to Topic 740, the gain from discontinued operations in 2020 was considered in determining the $0.1 million tax expense allocated to the loss from continuing operations.
The income tax expense from continuing operations for the years ended December 31, 2021 and 2020 was largely the result of foreign withholding taxes and income taxes in foreign jurisdictions.
We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. We maintain a partial valuation allowance of $131.5 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2021. The net increase in the valuation allowance since December 31, 2020 of $3.2 million was the result of an increase in current year deferred tax assets, for which the Company maintains a valuation allowance.
We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2021, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate.
For each of the years ended December 31, 2021 and 2020, RealNetworks had $0.7 million in uncertain tax positions. The unrecognized tax benefits are due to federal research and development tax credit carryforward risks. As of December 31, 2021, there are no unrecognized tax benefits remaining that would affect our effective tax rate if recognized, as the offset would increase the valuation allowance. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
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
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	December 31,
	2021	2020
Working capital, excluding cash and cash equivalents	$(3,952)	$1,148
Cash and cash equivalents	27,109	23,940
Restricted cash equivalents	1,630	1,630
The 2021 decrease in working capital, excluding cash and cash equivalents from December 31, 2020 was primary due to the $7.0 million decline in the fair value of our investment in Napster. This decline was partially offset by our $2.5 million 2021 cash settlement of the Napster contingent consideration liability. Both of these items are described in Note 5. Fair Value Measurements.
Cash and cash equivalents increased $3.2 million from December 31, 2020 due primarily to the $20.1 million of net proceeds from the April 2021 equity offering and the $2.0 million received from the release of the Napster escrow in the fourth quarter of 2021 described in Note 4. Dispositions. Partially offsetting these increases were ongoing cash used in operating activities, which totaled $15.0 million for the year ended 2021, and the $2.5 million cash payment for settlement of the Napster contingent consideration liability.
As of December 31, 2021, approximately $5.6 million of the $27.1 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.

The following summarizes cash flow activity from continuing operations (in thousands):

	Years Ended December 31,
	2021	2020
Cash used in operating activities	$(15,041)	$(8,083)
Cash used in investing activities	(1,302)	(408)
Cash provided by financing activities	17,962	11,034
Cash used in operating activities was $7.0 million higher in the year ended December 31, 2021 as compared to 2020. Cash used in operations was higher primarily due to our higher operating loss recorded for year 2021 compared to the prior year.
For the year ended December 31, 2021, cash used in investing activities of $1.3 million was due to the impact of the deconsolidation of Scener in the amount of $0.8 million and $0.5 million due to fixed asset purchases.
For the year ended December 31, 2020, cash used in investing activities of $0.4 million was due to fixed asset purchases.
Financing activities for the year ended December 31, 2021 provided cash totaling $18.0 million. This cash inflow was due to the net proceeds from the equity offering of $20.1 million and $0.3 million from the issuance of common stock related to exercising of stock options, net of tax payments for shares withheld upon vesting of restricted stock, partially offset by the $2.5 million cash payment for settlement of the Napster contingent consideration liability.
Financing activities for the year ended December 31, 2020 provided cash totaling $11.0 million. This cash inflow was due to the $10.0 million in cash proceeds from the issuance of Series B Preferred Stock and $2.9 million in proceeds from the PPP loan. As discussed in Note 9. Debt, we received forgiveness of our obligations for the PPP loan in the second quarter of 2021. Additionally, Scener, a former subsidiary of RealNetworks, received $2.1 million in funds from the issuance of SAFE Notes. See Note 5. Fair Value Measurements for more information on the SAFE Notes. These inflows were partially offset by repayment on our revolving credit facility of $3.9 million.
While we currently have no planned significant capital expenditures for 2022 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases. See Note 15. Leases for additional details.
RealNetworks is a party to a Loan Agreement with a third-party financial institution which matures August 1, 2022, as discussed in Note 9. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of unrestricted cash at the bank. We are in the process of negotiating the customary covenants for 2022, and we do not expect the resulting revisions to have a material effect on the Loan Agreement. At December 31, 2021, we had no outstanding draws on the revolving line of credit.
During the second quarter of 2021, we settled the contingent consideration associated with the Napster interests acquired by RealNetworks in January 2019. The payment included cash of $2.5 million and the transfer of 47.8 million ordinary shares of Napster Group, valued at the December 2020 Napster sale closing date.
In April 2021, we completed an underwritten public offering of 8,250,000 shares of our common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received $20.1 million after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.
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
In the near term, we expect to see continued net negative cash flow from operating activities. We believe that our unrestricted current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Notwithstanding this availability of cash, management has considered and will continue to evaluate implementation of a variety of cash conservation measures.
For our anticipated cash needs for working capital and capital expenditures beyond the next 12 months, we may seek to raise additional funds through public or private equity financing, or through other sources such as a new, or the renewal of our existing, credit facility. Such sources of funding may or may not be available to us at commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
We have contractual obligations for Long-term lease liabilities, which are recorded on our balance sheet. For details on future minimum lease payments please refer to Note 15. Leases. Please also refer to Note 16. Commitments and Contingencies for details on legal matters. For income tax liabilities for uncertain tax positions, we cannot make a reasonably reliable estimate of the amount and period of any related future payments. As of December 31, 2021, we had $0.7 million of gross unrecognized tax benefits for uncertain tax positions.
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
As of December 31, 2021, approximately $5.6 million of the $27.1 million of cash and cash equivalents are held by our foreign subsidiaries outside the U.S. We have reevaluated our historical assertion that undistributed foreign earnings were indefinitely reinvested and for which deferred taxes were not provided. As a result of the enactment of the Tax Act and as of December 31, 2021, we are no longer indefinitely reinvesting substantially all of the Company's foreign earnings outside of the U.S. As a result of this change, we have recorded deferred taxes of $1.0 million as of December 31, 2021 to reflect local country and foreign withholding taxes associated with a future repatriation of such foreign earnings.
.

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
Investment Risk. As of December 31, 2021, we had an equity investment in common shares of a foreign publicly traded technology company. These common shares were acquired as a portion of the proceeds received in the sale of Napster. The equity investment is subject to fluctuation in the market price as well as being exposed to changes in foreign currency exchange rates. A hypothetical 10% increase/decrease in the common share price or foreign currency exchange rate would result in an increase/decrease of the value of the equity investment of approximately $0.4 million.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of December 31, 2021 would not result in a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27,109	$23,940
Trade accounts receivable, net of allowances	9,556	10,229
Deferred costs, current portion	49	196
Investments	1,755	9,965
Prepaid expenses and other current assets	3,166	3,480
Total current assets	41,635	47,810
Equipment, software, and leasehold improvements, at cost:
Equipment and software	29,464	30,726
Leasehold improvements	2,750	2,776
Total equipment, software, and leasehold improvements	32,214	33,502
Less accumulated depreciation and amortization	30,744	31,631
Net equipment, software, and leasehold improvements	1,470	1,871
Operating lease assets	3,992	7,937
Restricted cash equivalents	1,630	1,630
Other assets	2,878	4,150
Deferred costs, non-current portion	—	74
Deferred tax assets, net	727	909
Goodwill	16,976	17,375
Total assets	$69,308	$81,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,578	$2,750
Accrued and other current liabilities	13,286	17,850
Deferred revenue, current portion	2,614	2,122
Total current liabilities	18,478	22,722
Deferred revenue, non-current portion	183	45
Deferred tax liabilities, net	1,132	1,129
Long-term lease liabilities	2,300	6,837
Long-term debt	—	2,895
Other long-term liabilities	1,142	2,241
Total liabilities	23,235	35,869
Commitments and contingencies (Note 16.)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued or outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2021 and 2020	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 47,257 shares in 2021 and 38,424 shares in 2020	47	38
Additional paid-in capital	678,381	655,606
Accumulated other comprehensive loss	(61,520)	(60,641)
Accumulated deficit	(570,843)	(548,862)
Total shareholders’ equity	46,073	46,149
Noncontrolling interests	—	(262)
Total equity	46,073	45,887
Total liabilities and equity	$69,308	$81,756
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Net revenue	$58,183	$68,062
Cost of revenue	13,756	16,465
Gross profit	44,427	51,597
Operating expenses:
Research and development	23,132	24,319
Sales and marketing	22,520	21,042
General and administrative	17,559	17,331
Fair value adjustments to contingent consideration liability	(1,040)	(8,600)
Restructuring and other charges	3,129	2,529
Total operating expenses	65,300	56,621
Operating loss	(20,873)	(5,024)
Other income (expenses):
Interest expense	(168)	(20)
Interest income	34	38
(Loss) gain on equity and other investments, net	(4,927)	111
Gain on forgiveness of Paycheck Protection Program loan	2,897	—
Other income (expense), net	2,024	(164)
Total other expenses, net	(140)	(35)
Loss from continuing operations before income taxes	(21,013)	(5,059)
Income tax expense	479	55
Net loss from continuing operations	(21,492)	(5,114)
Net loss from discontinued operations, net of tax	(733)	(206)
Net loss	(22,225)	(5,320)
Net loss attributable to noncontrolling interest of continuing operations	(244)	(284)
Net loss attributable to noncontrolling interest of discontinued operations	—	(184)
Net loss attributable to RealNetworks	$(21,981)	$(4,852)
Net loss from continuing operations attributable to RealNetworks	$(21,248)	$(4,830)
Net loss from discontinued operations attributable to RealNetworks	(733)	(22)
Net loss attributable to RealNetworks	$(21,981)	$(4,852)
Net loss per share attributable to RealNetworks - Basic:
Continuing operations	$(0.48)	$(0.13)
Discontinued operations	(0.02)	—
Total net loss per share - Basic	$(0.50)	$(0.13)
Net loss per share attributable to RealNetworks- Diluted:
Continuing operations	$(0.48)	$(0.13)
Discontinued operations	(0.02)	—
Total net loss per share - Diluted	$(0.50)	$(0.13)
Shares used to compute basic net loss per share	44,277	38,272
Shares used to compute diluted net loss per share	44,277	38,272
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(22,225)	$(5,320)
Comprehensive income (loss):
Foreign currency translation adjustments	(879)	909
Total other comprehensive income (loss)	(879)	909
Comprehensive loss including noncontrolling interests	(23,104)	(4,411)
Comprehensive loss attributable to noncontrolling interests	(244)	(468)
Comprehensive loss attributable to RealNetworks	$(22,860)	$(3,943)
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(21,492)	$(5,114)
Adjustment to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	749	944
Stock-based compensation	4,224	1,420
Loss (gain) on equity and other investments, net	4,927	(111)
Loss on impairment of operating lease asset	2,461	1,055
Gain on release of operating lease liabilities	(3,596)	—
Deferred income taxes, net	201	(191)
Foreign currency (gain) loss	(23)	330
Gain on deconsolidation of subsidiary	(1,961)	—
Gain on forgiveness of Paycheck Protection Program loan	(2,897)	—
Fair value adjustments to contingent consideration liability	(1,040)	(8,600)
Net change in certain operating assets and liabilities:
Trade accounts receivable	523	2,587
Prepaid expenses, operating lease and other assets	2,332	3,716
Accounts payable	(83)	(1,342)
Accrued, lease and other liabilities	634	(2,777)
Net cash used in operating activities - continuing operations	(15,041)	(8,083)
Net cash used in operating activities - discontinued operations	—	(2,555)
Net cash used in operating activities	(15,041)	(10,638)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(466)	(408)
Deconsolidation of subsidiary	(836)	—
Net cash used in investing activities - continuing operations	(1,302)	(408)
Net cash provided by (used in) investing activities - discontinued operations	2,048	(2,160)
Net cash provided by (used in) investing activities	746	(2,568)
Cash flows from financing activities:
Proceeds from issuance of common stock	534	—
Proceeds from issuance of preferred stock	—	10,000
Proceeds from equity offering, net of costs	20,114	—
Tax payments from shares withheld upon vesting of restricted stock	(186)	(26)
Payment of contingent consideration liability	(2,500)	—
Proceeds from notes payable and long-term debt	—	2,876
Repayments of notes payable and long-term debt	—	(3,922)
Other financing activities	—	2,106
Net cash provided by financing activities - continuing operations	17,962	11,034
Net cash provided by financing activities - discontinued operations	—	4,945
Net cash provided by financing activities	17,962	15,979
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(498)	618
Net increase in cash, cash equivalents and restricted cash	3,169	3,391
Cash, cash equivalents, and restricted cash, beginning of year	25,570	22,179
Cash, cash equivalents, and restricted cash, end of year	$28,739	$25,570

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

Supplemental disclosure of cash flow information:
Continuing operations:
Cash received from income tax refunds	$45	$2,169
Cash paid for income taxes	$540	$1,063
Non-cash investing activities:
Decrease in accrued purchases of equipment, software, and leasehold improvements	$(48)	$(44)
Acquisition of investments from sale of Napster	$—	$9,268
Discontinued operations:
Cash received from income tax refunds	$—	$33
Cash paid for income taxes	$—	$331
Cash paid for interest expense	$—	$317
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, December 31, 2019	—	$—	38,227	$38	$644,070	$(61,323)	$(544,010)	$38,775	$(502)	$38,273
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	197	—	(26)	—	—	(26)	—	(26)
Issuance of Preferred B Stock	8,065	8	—	—	9,992	—	—	10,000	—	10,000
Stock-based compensation	—	—	—	—	1,420	—	—	1,420	—	1,420
Other comprehensive income	—	—	—	—	—	909	—	909	—	909
Net loss	—	—	—	—	—	—	(4,852)	(4,852)	(468)	(5,320)
Other equity transactions (1)	—	—	—	—	150	(227)	—	(77)	708	631
Balances, December 31, 2020	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	583	1	348	—	—	349	—	349
Issuance of common stock from equity offering, net of costs	—	—	8,250	8	20,106	—	—	20,114	—	20,114
Stock-based compensation	—	—	—	—	2,222	—	—	2,222	—	2,222
Other comprehensive loss	—	—	—	—	—	(879)	—	(879)	—	(879)
Net loss	—	—	—	—	—	—	(21,981)	(21,981)	(244)	(22,225)
Deconsolidation of subsidiary	—	—	—	—	99	—	—	99	506	605
Balances, December 31, 2021	8,065	$8	47,257	$47	$678,381	$(61,520)	$(570,843)	$46,073	$—	$46,073
(1) In 2020, Other equity transactions pertains to the sale of Napster to MelodyVR. See Note 4. Dispositions for additional details.
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021 and 2020

Note 1.	Description of Business and Summary of Significant Accounting Policies
Description of Business.    RealNetworks provides digital media software and services to consumers, mobile carriers, device manufacturers, system integrators, and other businesses. Consumers use our digital media products and services to store, organize, play, manage and enjoy their digital media content, either directly from us or through our distribution partners. We have recently developed a new generation of artificial intelligence (AI)-based products and solutions. The main two products and key investment initiatives in our AI portfolio are SAFR, our AI-based computer vision platform, and KONTXT, our natural language processing-based message classification and analysis platform.
Rhapsody International, Inc. (doing business as Napster) offers a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Napster was held-for-sale and treated as discontinued operations for accounting and disclosure purposes as of the third quarter of 2020. The sale of Napster was completed during the fourth quarter of 2020. The results of operations and cash flows for these discontinued operations were segregated from the results of continuing operations and segment results, and Napster’s operating results and financial condition were recast to conform to this presentation. The notes to the consolidated financial statements, unless otherwise indicated, are on a continuing operations basis. See Note 4. Dispositions for additional details regarding the sale of Napster.
Inherent in our business are various risks and uncertainties, including a limited history of certain of our product and service offerings. RealNetworks' success will depend on the acceptance of our technology, products and services and the ability to generate related revenue and cash flow.
In this Annual Report on Form 10-K for the year ended December 31, 2021 (10-K), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.
Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests primarily represent third-party ownership in the equity of Scener Inc. ("Scener"), which was deconsolidated on June 30, 2021, and are reflected separately in the Company's financial statements. See Note 19. Related Party Transactions for additional details. Intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources. The Company continues to incur operating losses from continuing operations, including net operating losses of $20.9 million, and $5.0 million for the years ended December 31, 2021 and 2020, respectively. The Company had an accumulated deficit of $570.8 million and $548.9 million as of December 31, 2021 and 2020, respectively. The Company believes that its cash and cash equivalents of $27.1 million as of December 31, 2021 is adequate to fund the Company's operations for at least one year from the date these financial statements were issued.
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
The COVID-19 pandemic, including the emergence of variants such as the delta and omicron variants, and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. It is difficult to predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows. In the preparation of our financial statements, certain estimates and assumptions regarding these impacts have been made, which could change in future periods and which could differ from actual outcomes.
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
Depreciation and amortization expense of these assets during the years ended December 31, 2021 and 2020 was $0.7 million and $0.9 million, respectively.
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
 Advertising Expenses.   We expense the cost of advertising and promoting our products as incurred. These costs are included in sales and marketing expense and totaled $5.2 million in 2021 and $5.9 million in 2020.
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
Net Loss Per Share.    Basic net loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common and dilutive potential common shares outstanding during the period.

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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Year ended December 31, 2021
	Consumer Media	Mobile Services	Games
Business Line
Software License	$5,076	$6,397	$—
Subscription Services	3,158	17,391	9,606
Product Sales	1,306	—	11,058
Advertising and Other	761	—	3,430
Total	$10,301	$23,788	$24,094

	Year ended December 31, 2020
	Consumer Media	Mobile Services	Games
Business Line
Software License	$5,957	$5,110	$—
Subscription Services	3,586	21,779	10,794
Product Sales	1,301	—	13,879
Advertising and Other	1,737	—	3,919
Total	$12,581	$26,889	$28,592

The following table presents our disaggregated revenue by sales channel (in thousands):

	Year ended December 31, 2021
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$5,838	$23,450	$3,928
Direct to Consumer	4,463	338	20,166
Total	$10,301	$23,788	$24,094

	Year ended December 31, 2020
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$7,693	$26,495	$4,664
Direct to Consumer	4,888	394	23,928
Total	$12,581	$26,889	$28,592

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of December 31, 2021 and 2020 our balance of long-term accounts receivable was $0.2 million and $0.6 million, respectively, and is included in other long-term assets on our consolidated balance sheets. The decrease in this balance from December 31, 2020 to December 31, 2021 is primarily due to the timing of expected cash receipts. During the year ended December 31, 2021, we recorded no impairments to our contract assets.
We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of December 31, 2021 and 2020, we had deferred revenue balances of $2.8 million and $2.2 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the years ended December 31, 2021 and 2020, we did not record any material true-ups to our consolidated financial statements.
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

Note 4.	Dispositions
Napster

RealNetworks acquired an additional 42% interest in Rhapsody International, Inc. (doing business as Napster) on January 18, 2019, which brought our ownership of Napster's outstanding stock to 84%, which gave us a majority voting interest. For fiscal periods following the closing of the acquisition, we consolidated Napster's financial results into our financial statements, where Napster was reported as a separate segment. RealNetworks, Inc. entered into a Support Agreement dated August 25, 2020 by and among Napster and MelodyVR Group PLC, referred to as MelodyVR, an English public limited company. The Support Agreement was executed in connection with an Agreement and Plan of Merger, or Merger Agreement, by and among Napster, MelodyVR, and a wholly owned subsidiary of MelodyVR. The transaction was completed on December 30, 2020. Pursuant to the Merger Agreement, on the closing date, MelodyVR's subsidiary merged with and into Napster, with Napster surviving as a wholly owned subsidiary of MelodyVR. Other than as Securityholder Representative, RealNetworks was not a party to the Merger Agreement.
MelodyVR paid consideration of approximately $26 million to certain holders of debt and equity of Napster, comprised of $12 million in cash, shares of MelodyVR, and a $3 million 18-month indemnity escrow. Of the cash consideration, approximately $5.3 million was used to fully repay the advance to Napster on the revolving line of credit, pay Napster's transaction expenses, and pay amounts to certain of Napster's common stockholders. Additionally, $2.5 million of the cash proceeds and 47.8 million MelodyVR shares were used by RealNetworks to settle a contingent consideration obligation associated with our January 2019 acquisition from a third party of both a 42% stake in Napster and a $5 million loan to Napster. Net of these items, RealNetworks retained approximately $4.2 million in cash and 173.3 million shares of MelodyVR, as well as the right to any funds released from the $3 million escrow account. The shares of MelodyVR that RealNetworks received were not to be sold or transferred, except in limited circumstances, for a period of approximately one year from the close of the transaction.
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

The following table summarizes the net loss from discontinued operations for the year ended December 31, 2020:

2020
Revenue	$96,185
Cost of revenue	73,318
Gross profit	22,867
Operating expenses	24,734
Operating loss	(1,867)
Other income (expenses)	2,175
Income (loss) from discontinued operations before income taxes	308
Income tax expense	514
Net loss from discontinued operations	(206)
Noncontrolling interests in net income (loss) from discontinued operations	(184)
Net loss from discontinued operations attributable to RealNetworks	$(22)
We recorded a gain on the sale of Napster in the amount of $1.9 million in 2020, which was recorded to Net loss from discontinued operations on the Consolidated Statements of Operations and included in Other income (expense) in the above table.
The following table summarizes the gain recognized for the year ended December 31, 2020 from the sale of Napster:

Net proceeds received(1)	$22,849
Net assets disposed	(20,935)
Gain on sale of Napster	1,914

(1) Proceeds received were net of transaction costs, funds to minority shareholders and fair value adjustments to MelodyVR stock.
The final gain on the sale of Napster was reduced primarily by claims against the $3.0 million indemnity escrow. Of this escrow amount, $2.0 million of cash was received by RealNetworks in the fourth quarter of 2021, $0.2 million in claims against the escrow were recognized in the first quarter of 2021, and the remaining $0.7 million was written off in the fourth quarter of

2021. The $0.7 million loss was recorded to Net loss from discontinued operations, net of tax on the Consolidated Statement of Operations.

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands).

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2021				December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,109	$—	$—	$27,109	$27,109
Investments	—	—	1,755	1,755	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$28,739	$—	$1,755	$30,494	N/A

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2020				December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23,940	$—	$—	$23,940	$23,940
Investments	—	—	9,965	9,965	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$25,570	$—	$9,965	$35,535	N/A
Accrued and other current liabilities:
Napster acquisition contingent consideration	$—	$—	$4,800	$4,800	N/A
Other long-term liabilities
Simple Agreements for Future Equity	—	—	2,106	2,106	N/A
Total liabilities	$—	$—	$6,906	$6,906	N/A
Restricted cash equivalents as of December 31, 2021 and 2020 primarily relate to maintaining a minimum balance of unrestricted cash at the bank in connection with our Loan Agreement. See Note 9. Debt for additional details.
Investments as of December 31, 2021 and December 31, 2020 are comprised of Napster Group ordinary shares received as a portion of the consideration from our December 30, 2020 Napster disposition, as described in Note 4. Dispositions. The fair value of these equity securities was calculated using the closing price of the shares as of December 31, 2021. For reporting periods prior to December 31, 2021, the shares were discounted for a lack of liquidity due to the 12-month contractual restriction on selling or transferring the shares and were therefore considered to be within Level 3 of the fair value hierarchy. During the fourth quarter of 2021, Napster Group announced its intent to dispose of Rhapsody to a private company which was completed in late January 2022. We have concluded that it is appropriate to continue to consider the fair value determination of the shares as of December 31, 2021 as Level 3 because of the pending go-private transaction as of December 31, 2021, our holding a large amount of Napster Group shares, and the thinly traded nature of the shares. For the year ended December 31, 2021 for these shares, we recognized an unrealized loss of $7.0 million in Loss on equity and other investments, net on the consolidated statement of operations. For the year ended December 31, 2020 we recognized an unrealized gain of $0.7 million.
During the second quarter of 2021, the Company settled the Napster contingent consideration liability. Accrued and other current liabilities as of December 31, 2020 included the estimated fair value of the contingent consideration for the Napster acquisition, which was determined using a fair value measurement categorized within Level 3 of the fair value hierarchy. The valuation methodology of the contingent consideration at December 31, 2020 was based on RealNetworks' contractual obligation to pay the seller of the Napster interests acquired by RealNetworks in January 2019.
In the third quarter of 2020, Scener, received $2.1 million in cash in exchange for the issuance of convertible securities, each a Simple Agreement for Future Equity. The conversion of these securities, or SAFE Notes, was contingent upon the occurrence of specific future capital-raising events by Scener. The future contingent events also contemplated the possibility of Scener having to pay back the original cash investment to each investor. The SAFE Notes were recorded at fair value and within Other long-term liabilities on our consolidated balance sheets until June 30, 2021, the date of Scener's deconsolidation from RealNetworks, as further discussed in Note 19. Related Party Transactions. The valuation analysis model for the fair value of the SAFE Notes as of December 31, 2020 used significant unobservable inputs that reflected our own estimates of assumptions that market participants would use. Significant unobservable inputs to the valuation analysis model included the underlying conversion date for the SAFE Notes, Scener's capitalization prior to conversion of the SAFE Notes, an 80% discount rate as defined in the SAFE Note agreements, conversion price, conversion shares and an annual present value rate. All of the inputs were subject to significant judgment.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Other than as discussed in Note 15. Leases, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis in 2021 or 2020.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns
Activity in the allowance for doubtful accounts receivable (in thousands):

	Years ended December 31,
	2021	2020
Balance, beginning of year	$598	$484
Addition (reduction) to allowance	(319)	117
Amounts written off	—	(30)
Effects of foreign currency translation	(13)	27
Balance, end of year	$266	$598

Activity in the allowance for sales returns (in thousands):

	Years ended December 31,
	2021	2020
Balance, beginning of year	$31	$32
Reduction to allowance	—	(1)
Balance, end of year	$31	$31
Total, Allowance for Doubtful Accounts Receivable and Sales Returns	$297	$629
One customer individually comprised more than 10% of trade accounts receivable at December 31, 2021, with the customer accounting for 23% of trade accounts receivable. Two customers individually comprised more than 10% of trade accounts receivable at December 31, 2020, with the customers accounting for 19% and 10% each.
Two customers accounted for 30%, or $17.6 million, of consolidated revenue during the year ended December 31, 2021, in the Mobile Services segment.
Two customer accounted for 25%, or $17.3 million, of consolidated revenue during the year ended December 31, 2020, in our Mobile Services segment.

Note 7.	Goodwill
Changes in goodwill (in thousands):

	December 31,
	2021	2020
Balance, beginning of year
Goodwill	$328,028	$327,561
Accumulated impairment losses	(310,653)	(310,653)
	17,375	16,908

Effects of foreign currency translation	(399)	467
	(399)	467

Balance, end of year
Goodwill	327,629	328,028
Accumulated impairment losses	(310,653)	(310,653)
	$16,976	$17,375
Goodwill by segment (in thousands):

	December 31,
	2021	2020
Consumer Media	$580	$580
Mobile Services	2,111	2,188
Games	14,285	14,607
Total goodwill	$16,976	$17,375
No impairments of goodwill were recorded in 2021 or 2020.

Note 8.	Accrued and Other Current Liabilities
Accrued and other current liabilities (in thousands):

	December 31, 2021	December 31, 2020
Royalties and other fulfillment costs	$1,189	$1,149
Employee compensation, commissions and benefits	5,761	4,512
Sales, VAT and other taxes payable	1,056	1,231
Operating lease liabilities - current	2,113	3,373
Napster acquisition contingent consideration	—	4,800
Other	3,167	2,785
Total accrued and other current liabilities	$13,286	$17,850

Note 9.	Debt
The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP) to provide a direct incentive for small businesses to keep workers on their payroll. Through the PPP, participating banks write loans to eligible businesses and loan amounts are forgiven to the extent that employee retention criteria are met and proceeds are used to cover eligible costs over a 24-week measurement period following loan funding. In April 2020, following an assessment of eligibility and approval of its Board of Directors, RealNetworks issued a promissory note to a participating bank in the principal amount of $2.9 million pursuant to the PPP. The note had a maturity of 2 years, an interest rate of 1.0%, no pre-payment penalty, a ten-month deferment period starting after the 24-week measurement period, and was eligible for forgiveness pursuant to PPP guidelines. In April 2020, the Secretary of the Treasury and Small Business Administration (SBA) announced that the government will review all PPP loans of more than $2.0 million before there is forgiveness. We applied for forgiveness in January 2021. On June 19, 2021, the Company received notice from our participating bank that our request for forgiveness was approved and our PPP loan principal and interest were deemed paid in full. Upon the forgiveness of our obligations of the PPP promissory note, we recognized a gain of $2.9 million in Other income (expense), net on the condensed consolidated statement of operations in the second quarter of 2021.
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
In February 2021, we entered into an amendment with the bank on our Revolver, whereby the borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. Borrowings may not exceed $6.5 million and are reduced by a $1.0 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Revolver matures August 1, 2022.

We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees are included in Deferred costs, current on our consolidated balance sheets.

Note 10.	Restructuring and Other Charges
Restructuring and other charges in 2021 and 2020 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions. Also included in Restructuring and other charges in 2021 was a non-cash gain on release of operating lease liabilities. This release of liabilities related to the 2021 termination of a portion of our lease at our corporate headquarters for which the related operating lease asset was previously impaired.

Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the year ended December 31, 2021	$2,151	$978	$3,129
Costs incurred and charged to expense for the year ended December 31, 2020	$1,288	$1,241	$2,529
Changes to the accrued restructuring liability for 2021 and 2020 (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability as of December 31, 2019	$110	$174	$284
Costs incurred and charged to expense for the year ended December 31, 2020, excluding noncash charges	1,288	—	1,288
Cash payments	(1,052)	(174)	(1,226)
Accrued liability as of December 31, 2020	346	—	346
Costs incurred and charged to expense for the year ended December 31, 2021, excluding noncash charges	1,932	1,475	3,407
Cash payments	(1,962)	—	(1,962)
Accrued liability as of December 31, 2021	$316	$1,475	$1,791
Of the total accrual at December 31, 2021, $1.4 million is included in Accrued and other current liabilities and $0.4 million is included in Other long-term liabilities on the Consolidated Balance Sheet.

Note 11.	Shareholders’ Equity
Accumulated Other Comprehensive Loss

Changes in components of accumulated other comprehensive loss (in thousands):

	Years Ended December 31,
	2021	2020
Foreign currency translation
Accumulated other comprehensive loss, beginning of period	$(60,641)	$(61,323)
Translation adjustments	(879)	909
Napster disposition	—	(227)
Net current period other comprehensive income (loss)	(879)	682
Accumulated other comprehensive loss balance, end of period	$(61,520)	$(60,641)

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
Common Stock. In April 2021, we completed an underwritten public offering of 8,250,000 shares of common stock at a price to the public of $2.70 per share. The aggregate gross proceeds from the offering were $22.3 million. Of these proceeds, we received approximately $20.1 million, after deducting underwriting discounts, commissions, and legal and other fees. The proceeds are expected to be used for general corporate purposes and working capital.

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
We issue new shares of common stock upon exercise of stock options and the vesting of restricted stock. As of December 31, 2021, there were 2.3 million shares of common stock authorized for future equity awards. Each restricted stock unit granted reduces, and each restricted stock unit forfeited or canceled increases, the shares available for future grant by a factor of 1.6 shares. Each stock option granted reduces, and each stock option forfeited or canceled increases, the shares available for future grant by a factor of one share.
Stock-based compensation expense recognized in our consolidated statements of operations includes amounts related to stock options and restricted stock, and was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Total stock-based compensation expense	$4,224	$1,420
The total stock-based compensation amounts disclosed above are recorded in the respective line items within operating expenses in the consolidated statements of operations. Included in the expense for 2021 was $2.0 million of stock-based compensation, resulting from certain equity award modifications that will be cash settled. At December 31, 2021, $1.3 million of this liability was recorded in Accrued and other current liabilities and $0.7 million was recorded in Other long-term liabilities within our consolidated balance sheets. Also included in the expense for 2021 was stock-based compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted in the first quarter of 2021. No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2021 or 2020. As of December 31, 2021, we had $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
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
 The fair value of options granted used the following weighted average assumptions:

Years ended December 31,
2021	2020

Expected dividend yield	—%	—%
Risk-free interest rate	0.59%	0.37%
Expected term (years)	3.9	4.8
Volatility	71%	45%

Restricted stock unit and award activity was as follows (shares are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of Vested Awards (000's)
Nonvested shares, December 31, 2019	845	$2.24
Granted	1,446	1.49
Vested	(218)	1.89	$412
Forfeited/Canceled	(270)	2.38
Nonvested shares, December 31, 2020	1,803	$1.65
Granted	886	2.26
Vested	(392)	2.38	$933
Forfeited/Canceled	(211)	2.00
Nonvested shares, December 31, 2021	2,086	$1.74

At December 31, 2021, the aggregate intrinsic value of restricted stock awards was $2.0 million and the weighted average remaining contractual term was approximately two years.
Stock option activity (shares are in thousands):

	Options Outstanding		Weighted Average Grant Date Fair Value
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019	7,471	$4.25
Options granted at common stock price	2,382	1.26	$0.47
Options exercised	—	—
Options canceled	(3,354)	4.59
Outstanding, December 31, 2020	6,499	$2.97
Options granted at common stock price	1,737	2.13	$1.12
Options exercised	(258)	2.07
Options canceled	(1,499)	3.77
Outstanding, December 31, 2021	6,479	$2.60
Exercisable, December 31, 2021	3,276	$3.33
Vested and expected to vest, December 31, 2021	5,149	$2.80

As of December 31, 2021, the weighted average remaining contractual life of the options was as follows: outstanding options 4.7 years; exercisable options 3.3 years; and vested and expected to vest options 4.3 years. As of December 31, 2021, there was no aggregate intrinsic value for our outstanding, exercisable, and vested and expected to vest options, respectively.
The aggregate intrinsic value of stock options exercised in 2021 was $0.4 million, and for 2020 was zero.
Retirement Savings Plan. We have a salary deferral plan (401(k) Plan) that covers substantially all employees. Eligible employees may contribute a portion of their eligible compensation to the plan up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. We match a percentage of employee contributions up to certain limits. During the years ended December 31, 2021 and 2020, we contributed $0.2 million and $0.3 million, respectively, in matching contributions. We can terminate the matching contributions at our discretion. We have no other post-employment or post-retirement benefit plans.

Note 13.	Income Taxes

Components of income (loss) from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2021	2020
United States operations	$(17,998)	$(8,241)
Foreign operations	(3,015)	3,182
Loss before income taxes	$(21,013)	$(5,059)

Components of income tax expense (benefit) (in thousands):

	Years ended December 31,
	2021	2020
Current:
United States federal	$117	$202
State and local	54	20
Foreign	125	530
Total current	296	752
Deferred:
United States federal	9	(495)
Foreign	174	(202)
Total deferred	183	(697)
Total income tax expense	$479	$55
Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 21% in 2021 and 2020) from continuing operations before income taxes due to the following (in thousands):

	Years ended December 31,
	2021	2020
United States federal tax benefit at statutory rate	$(4,413)	$(1,062)
State taxes, net of United States federal tax expense (benefit)	599	(807)
Change in valuation allowance	5,383	2,545
Non-deductible stock compensation	585	1,406
Impact of non-U.S. jurisdictional tax rate difference	(188)	(169)
Research and development tax credit	(156)	(183)
Non-U.S. withholding tax	93	229
Change in indefinite reinvestment assertion	76	(8)
Contingent consideration	(218)	(1,806)
PPP Loan Forgiveness	(608)	—
Other	(674)	(90)
Total income tax expense	$479	$55

Net deferred tax assets, which are recorded at December 31, 2021 and December 31, 2020 using a 21% tax rate, are comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
United States federal net operating loss carryforwards	$70,564	$67,451
Deferred expenses	297	314
Research and development tax credit carryforwards	13,025	13,350
Right of use asset	771	2,103
Stock-based compensation	1,547	1,498
State net operating loss carryforwards	9,611	8,516
Foreign net operating loss carryforwards	27,433	27,589
Deferred revenue	36	27
Equipment, software, and leasehold improvements	1,402	1,841
Intangibles	6,066	7,392
Other	2,770	1,370
Gross deferred tax assets	133,522	131,451
Less valuation allowance	(131,522)	(128,314)
Gross deferred tax assets, net of valuation allowance	$2,000	$3,137
Deferred tax liabilities:
Other intangible assets	$(146)	$(158)
Lease liability	(668)	(1,579)
Undistributed foreign earnings	(954)	(937)
Other	(637)	(683)
Gross deferred tax liabilities	(2,405)	(3,357)
Net deferred tax liabilities	$(405)	$(220)

As of December 31, 2021, we maintained a valuation allowance of $131.5 million for our deferred tax assets that we believe are not more likely than not to be realized. The net change in valuation allowance was a $3.2 million increase and a $32.5 million decrease during the years ended December 31, 2021 and 2020, respectively. The net increase in the valuation allowance since December 31, 2020 of $3.2 million was primarily the result of an increase in current year deferred tax assets for which the Company maintains a valuation allowance.
RealNetworks' U.S. federal net operating loss carryforwards totaled $336.0 million and $321.2 million at December 31, 2021 and 2020, respectively. The increase is mainly due to net operating loss carryforwards from the current year U.S. taxable loss. The remaining net operating loss carryforwards as of December 31, 2021 are from prior U.S. taxable losses and from acquired subsidiaries. These net operating loss carryforwards expire between 2024 and 2037.
Income tax receivables were $0.0 million and $0.1 million at December 31, 2021 and 2020.
RealNetworks' U.S. federal research and development tax credit carryforward totaled $13.0 million and $13.4 million at December 31, 2021 and 2020. The research and development credit carryforwards expire between 2022 and 2041.
As of December 31, 2018, the Company no longer intends to indefinitely reinvest substantially all of the Company's foreign earnings outside of the U.S. We have a recorded deferred tax liability of $1.0 million and $0.9 million as of December 31, 2021 and 2020, respectively, for local country and foreign withholding taxes associated with the repatriation of such foreign earnings.

In both of the years ended December 31, 2021 and 2020, RealNetworks had $0.7 million in uncertain tax positions. The unrecognized tax benefits are due to federal research and development tax credit carryforward risks. We do not anticipate that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2021, we have no accrued interest or penalties related to uncertain tax positions.

Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (in thousands):

	Years ended December 31,
	2021	2020
Balance, beginning of year	$655	$5,020
Increases related to prior year tax positions	—	77
Decreases related to prior year tax positions	(18)	(4,564)
Increases related to current year tax positions	104	122
Balance, end of year	$741	$655

Note 14.	Loss Per Share
Basic net loss per share (EPS) is computed by dividing net loss attributable to RealNetworks by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss attributable to RealNetworks by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS (in thousands, except per share amounts):

	Years ended December 31,
	2021	2020
Net loss from continuing operations attributable to RealNetworks	$(21,248)	$(4,830)
Net loss from discontinued operations attributable to RealNetworks	(733)	(22)
Net loss attributable to RealNetworks	$(21,981)	$(4,852)

Weighted average common shares outstanding used to compute basic EPS	44,277	38,272
Dilutive effect of stock based awards and Series B Preferred Stock	—	—
Weighted average common shares outstanding used to compute diluted EPS	44,277	38,272

Net loss per share attributable to RealNetworks - Basic:
Continuing operations	$(0.48)	$(0.13)
Discontinued operations	(0.02)	—
Total net loss per share - Basic	$(0.50)	$(0.13)
Net loss per share attributable to RealNetworks - Diluted:
Continuing operations	$(0.48)	$(0.13)
Discontinued operations	(0.02)	—
Total net loss per share - Diluted	$(0.50)	$(0.13)
Approximately 4.4 million and 6.8 million shares of potentially issuable shares from stock awards were excluded from the calculation of diluted EPS for the years ended December 31, 2021 and 2020, respectively, because of their antidilutive effect.
During 2020, 8.1 million shares of Series B preferred stock were issued. The Series B Preferred Stock is convertible into common stock on a one-to-one basis subject to the limitation described in Note 19. Related Party Transactions. During the years ended December 31, 2021 and December 31, 2020, these shares were also excluded from the calculation of diluted EPS because of their antidilutive effect.

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
We have operating leases for office space and data centers with remaining lease terms of 1 year to 4 years.
We recorded $2.5 million, and $1.1 million of lease asset impairment charges in 2021 and 2020, respectively, for office space previously vacated. In 2021 we also recorded a non-cash gain of $3.6 million on release of operating lease liabilities, related to the 2021 termination of a portion of our lease at our corporate headquarters for which the related operating lease asset was previously impaired. These amounts were recognized in restructuring and other charges on the consolidated statements of operations.
In 2021 and 2020, we entered into amendments that extended certain office leases, resulting in right-of-use assets obtained in exchange for lease obligations of $1.1 million and $0.9 million, respectively.
Details related to lease expense and supplemental cash flow were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease expense	$3,058	$4,118
Variable lease expense	646	711
Sublease income	(548)	(1,330)
Net lease expense	$3,156	$3,499

Operating cash outflows for lease liabilities	$4,109	$4,356

Details related to lease term and discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	2 years	3 years
Weighted-average discount rate	4.73%	4.95%

Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Office Leases
2022	$2,310
2023	1,390
2024	967
2025	195
2026	—
Total minimum payments (a)	4,862
Less: Imputed interest	449
Present value of total minimum payments (b)	$4,413
(a) Total minimum payments exclude executory costs, inclusive of insurance, maintenance, and taxes, of $1.8 million; minimum payments also have not been reduced by sublease rentals of $0.1 million due in the future under subleases.
(b) $2.3 million is included in Long-term lease liabilities and $2.1 million is included in Accrued and other current liabilities on the consolidated balance sheets.

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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter. We have recorded a liability related to this matter as of December 31, 2021, at the low end of the range of outcomes, for an immaterial amount. Because of the uncertainty of this matter, it is reasonably possible that the estimated amount of the liability recorded will change in the near term.

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
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services, our integrated RealTimes® platform which is sold to mobile carriers and our computer vision platform, SAFR (Secure Accurate Facial Recognition); and (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games and games licenses, games subscription services, and in-game advertising and advertising on games sites.
RealNetworks allocates to its Consumer Media, Mobile Services and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including but not limited to a portion of finance, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items include restructuring charges and stock compensation charges.
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

Segment results for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Consumer Media

	2021	2020
Revenue	$10,301	$12,581
Cost of revenue	1,816	2,273
Gross profit	8,485	10,308
Operating expenses	7,427	8,889
Operating income (loss)	$1,058	$1,419
Mobile Services

	2021	2020
Revenue	$23,788	$26,889
Cost of revenue	5,720	6,725
Gross profit	18,068	20,164
Operating expenses	24,299	24,787
Operating income (loss)	$(6,231)	$(4,623)

Games

	2021	2020
Revenue	$24,094	$28,592
Cost of revenue	6,192	7,451
Gross profit	17,902	21,141
Operating expenses	19,463	19,936
Operating income (loss)	$(1,561)	$1,205

 Corporate

	2021	2020
Cost of revenue	$28	$16
Operating expenses	14,111	3,009
Operating income (loss)	$(14,139)	$(3,025)

Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Years ended December 31,
	2021	2020
United States	$36,494	$43,704
Europe	9,133	9,375
Rest of the World	12,556	14,983
Total	$58,183	$68,062

Long-lived assets (consists of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands):

	December 31,
	2021	2020
United States	$14,402	$18,318
Europe	6,682	7,638
Rest of the World	1,354	1,227
Total long-lived assets	$22,438	$27,183

Note 19.	Related Party Transactions
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
In July 2020, Mr. Glaser invested $0.7 million into a former RealNetworks subsidiary, Scener. Scener is developing a platform that transforms the experience of viewing video entertainment into a social, connected playground. The July 2020 funding was in addition to $0.8 million that Mr. Glaser had previously directly invested in 2019. In August 2020, this same subsidiary entered into agreements and received $1.4 million in cash from outside investors. The 2020 investments were in the form of SAFEs, as described in Note 5. Fair Value Measurements.
Effective June 30, 2021, RealNetworks no longer had a controlling interest in Scener and deconsolidated Scener Inc. We now account for our remaining interest in Scener using the equity method of accounting. As a result of the deconsolidation of Scener, we recognized a gain of $2.0 million in Other income (expense), net on the condensed consolidated statement of operations.
In December 2021, Scener had a qualifying equity financing which also triggered the conversion of the SAFE notes to equity. As a result, RealNetworks' ownership in Scener's outstanding equity decreased to approximately 46% and we recognized a dilution gain of $6.0 million. Additionally, we recorded our share of losses in Scener of $3.8 million for the year ended December 31, 2021. These amounts are recorded in (Loss) gain on equity and other investments, net, on the consolidated statement of operations. At December 31, 2021 the carrying value of our investment in Scener was $2.2 million and is included in Other assets on the consolidated balance sheets.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
RealNetworks, Inc.
Seattle, Washington

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Spokane, Washington

February 25, 2022

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2021, RealNetworks maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in part in the sections captioned “Proposal 1–Election of Directors,” “Board of Directors,” and “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2022 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2022 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2022 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.
Equity Compensation Plans
As of December 31, 2021, we had awards outstanding under three equity compensation plans. These plans, which have been approved by our shareholders, with the exception of the RealNetworks, Inc. 2020 Inducement Equity Plan (2020 Plan), include the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan) and the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP).
All new equity awards are issued under the 2005 Plan, except for certain qualifying inducement awards that are awarded under the 2020 Plan. In 2007, our shareholders approved the 2007 ESPP.
The following table aggregates the data from our plans (in thousands):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	7,360	$2.60	1,180	(1)(2)
Equity compensation plans not approved by security holders	1,205	$6.35	1,160
Total	8,565	$2.60	2,340	(3)

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
(3)The total securities in column (a) include 6,479 stock options and 2,086 restricted stock units and awards. The weighted average exercise prices in column (b) relate to the stock options only; restricted stock units and awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation–Policies and Procedures with Respect to Related Person Transactions” and “Election of Directors–Director Independence” of the Proxy Statement relating to RealNetworks’ 2022 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section captioned “Proposal 2–Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement relating to RealNetworks’ 2022 Annual Meeting of Shareholders or in an amendment to this 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:
Consolidated Balance Sheets — December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Loss — Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows — Years Ended December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Spokane, Washington; PCAOB ID#243)
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Index to Exhibits

See Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 25, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 25, 2022.

Signature	Title

/s/ ______ROBERT GLASER________ Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ _____CHRISTINE CHAMBERS___ Christine Chambers	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ _______BRUCE A. JAFFE________ Bruce A. Jaffe	Director

/s/ ____CHRISTOPHER R. JONES____ Christopher R. Jones	Director

/s/ _______DAWN G. LEPORE_______ Dawn G. Lepore	Director

/s/ _______ERIK E. PRUSCH________ Erik E. Prusch	Director

/s/ ______MICHAEL B. SLADE______ Michael B. Slade	Director

/s/ _______TIM WAN______________ Tim Wan	Director

Exhibit Index

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1		Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	8-K	000-23137	2.1	04/06/10
2.2		Purchase Agreement dated as of January 18, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)	10-Q	001-37745	2.1	05/09/19
2.3		First Amendment to Purchase Agreement, dated as of June 11, 2019, by and between RealNetworks Digital Music of California, Inc., a California corporation (Buyer) and Rhapsody Applebee, LLC, a Delaware limited liability company (Seller)	10-Q	001-37745	2.2	08/06/19
3.1		Amended and Restated Articles of Incorporation	10-Q	000-23137	3.1	08/11/00
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	000-23137	3.1	08/31/11
3.3		Amended and Restated Bylaws effective July 23, 2010	8-K	000-23137	3.1	07/29/10
4.1		Second Amended and Restated Shareholder Rights Plan dated as of November 30, 2018 by and between RealNetworks, Inc. and Computershare Inc., including the form of Certificate of Designation, the form of Rights Certificate, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.	8-K	001-37745	4.1	11/30/18
4.2		RealNetworks, Inc. Designation of Rights and Preferences of Series B Preferred Stock	8-K	001-37745	4.1	02/11/20
4.3	*	Description of Capital Stock
4.4		Specimen Common Stock	S-1	333-36553	4.1	10/31/97
10.1		Shareholder Rights Plan Exception Agreement, dated as of April 15, 2016, between RealNetworks, Inc. and Ariel Investments, LLC	8-K	000-23137	10.1	04/15/16
10.2	†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on September 19, 2016	10-K	001-37745	10.3	02/27/17
10.3	†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated	10-Q	000-23137	10.1	11/14/02
10.4	†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010	10-K	000-23137	10.10	03/16/11
10.5	†	RealNetworks, Inc. 2007 Director Compensation Stock Plan	10-K	000-23137	10.9	02/29/08
10.6	†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective September 19, 2016	10-K	001-37745	10.13	02/27/17
10.7	†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.13	03/18/13
10.8	†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.14	03/18/13
10.9	†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated	10-K	000-23137	10.15	03/18/13
10.10	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan	S-8	333-249671	4.1	10/26/20
10.11	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan - Form of Stock Option Agreement	S-8	333-249671	4.2	10/26/20
10.12	†	RealNetworks, Inc. 2020 Inducement Equity Incentive Plan - Form of Restricted Stock Unit Agreement	S-8	333-249671	4.3	10/26/20

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.13		Office Building Lease dated May 2, 2013 between 1501 First Avenue South Limited Partnership, as landlord, and RealNetworks, Inc., as tenant	10-Q	000-23137	10.2	08/08/13
10.14	†	Form of Director and Officer Indemnification Agreement	S-1	333-36553	10.14	09/26/97
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen	S-1	333-36553	10.17	09/26/97
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser	S-1	333-36553	10.18	09/26/97
10.17		Series B Preferred Stock Purchase Agreement dated February 10, 2020 by and between RealNetworks, Inc. and Rob Glaser	8-K	001-37745	10.1	02/11/20
10.18	†	Offer Letter dated July 24, 2014 between RealNetworks, Inc. and Robert Glaser	10-Q	000-23137	10.2	11/06/14
10.19	†	Promotion Letter dated August 24, 2012 between RealNetworks, Inc. and Michael Parham	10-Q	000-23137	10.3	08/08/13
10.20	†	Employment Agreement date August 17, 2020 between RealNetworks, Inc. and Michael Ensing	10-Q	001-37745	10.1	11/04/20
10.21	†	Offer Letter dated March 20, 2020 between RealNetworks, Inc. and Judd Lee	10-Q	001-37745	10.1	08/06/20
10.22	†	Offer Letter dated January 15, 2021 between RealNetworks, Inc. and Christine Chambers	10-Q	001-37745	10.1	05/13/21
10.23	†	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers	10-Q	000-23137	10.5	08/09/11
10.24	†	Form of MBO Plan Document under the RealNetworks, Inc. 2019 Executive Compensation Program	8-K	001-37745	10.1	04/05/19
10.25	†	Form of MBO Plan Document under the RealNetworks, Inc. 2020 Executive Compensation Program	8-K	001-37745	10.1	06/19/20
10.26	†	Form of MBO Plan Document under the RealNetworks, Inc. 2021 Executive Compensation Program	8-K	001-37745	10.1	08/20/21
10.27	s	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation	10-K	000-23137	10.24	03/16/06
10.28	s	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.	10-Q	000-23137	10.1	11/09/07
10.29		Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.	10-K	000-23137	10.43	02/29/12
10.30		Loan and Security Agreement, dated as of August 1, 2019, by and among RealNetworks, Inc., Rhapsody International Inc., RealNetworks Digital Music of California, Inc., and Western Alliance Bank	10-Q	001-37745	10.1	08/06/19
10.31		Promissory note dated April 24, 2020	8-K	001-37745	10.1	04/29/20
10.32		Support Agreement by and among RealNetworks, Inc., Rhapsody International Inc., and MelodyVR Group PLC, dated August 25, 2020	8-K	001-37745	10.1	08/27/20
10.33		Fifth Amendment to Loan and Security Agreement by and among Western Alliance Bank, RealNetworks Digital Music of California, Inc., and RealNetworks, Inc. dated February 9, 2021	8-K	001-37745	10.1	02/16/21
10.34		Letter from Bank of America dated as of June 19, 2021 confirming forgiveness of PPP Loan	10-Q	001-37745	10.1	08/05/21

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

16.1		Letter from KPMG LLP to the Securities and Exchange Commission dated May 29, 2020	8-K	001-37745	16.1	05/29/20
21.1	*	Subsidiaries of RealNetworks, Inc.
23.1	*	Consent of BDO USA, LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*
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

32.1	**	Certification of Robert Glaser, Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Christine Chambers, Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
†	Indicates management contract or compensatory plan.
s	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
*	Filed herewith.
**	Furnished herewith.