Form 10-K/A
period 2021-12-31
REALNETWORKS INC
filed 2022-05-02
CIK 1046327

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes      No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s common stock outstanding as of March 31, 2022 was 47,312,369.

EXPLANATORY NOTE

RealNetworks, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission on February 25, 2022, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2022 annual meeting of shareholders. Our 2022 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.
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

 PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
Information Concerning Our Directors
The name, age and certain background information regarding each member of our Board of Directors is set forth below as of March 31, 2022. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to RealNetworks and our Board.

Name	Age	Position(s)	Class	Director Since
Robert Glaser	60	Chairman of the Board of Directors	3	1994
Bruce A. Jaffe	57	Lead Independent Director (2*, 3)	3	2015
Christopher R. Jones	53	Director	1	2016
Dawn G. Lepore	68	Director (2, 3*)	1	2013
Erik E. Prusch	55	Director (1*)	1	2019
Michael B. Slade	64	Director (1)	2	2011
Tim Wan	51	Director (1)	2	2019

* Denotes chair of such committee
(1) Member of the Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating & Corporate Governance Committee

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Class 1 Directors

Christopher R. Jones	Mr. Jones serves as SVP of Product for Amperity, Inc., a privately held company providing the world’s first intelligent customer data platform. Prior to joining Amperity in June 2018, Mr. Jones spent over 25 years at Microsoft Corporation in leadership roles in product management and product development. As Engineering Director for Microsoft, a position he held from October 2015 to May 2018, he co-created Microsoft Healthcare NExT, an incubator created to accelerate healthcare innovation through artificial intelligence and cloud computing. From February 2000 to October 2015, he served as a Corporate Vice President in various business divisions at Microsoft, including OneDrive & SharePoint, Windows Services, and Windows, where he led the engineering teams for several Microsoft products, such as OneDrive and OneDrive for Business, SharePoint Online and SharePoint Server, Outlook.com and other consumer services, and Windows XP. Mr. Jones joined Microsoft in August 1991. Mr. Jones holds a B.S. degree in mathematical and computational sciences from Stanford University.	Senior leadership experience Extensive experience in software engineering and development

Dawn G. Lepore
Ms. Lepore served as interim Chief Executive Officer of Prosper Marketplace, Inc., a privately held peer-to-peer lending marketplace, from March 2012 to January 2013. She served as Chief Executive Officer and Chairman of the Board of drugstore.com, inc., a leading online provider of health, beauty, vision, and pharmacy solutions, from October 2004 until its sale to Walgreen Co. in June 2011. Prior to joining drugstore.com, Ms. Lepore spent 21 years at the Charles Schwab Corporation and Charles Schwab & Co, Inc., a financial holding company, holding several leadership positions, most notably Vice Chairman of Technology, Active Trader, Operations, Business Strategy, and Administration, and Chief Information Officer. She also served as a member of Schwab’s executive committee and as a trustee of SchwabFunds. Since July 2019, Ms. Lepore serves on the board of directors of publicly traded Accolade, Inc., a provider of personalized health and benefits solutions. Ms. Lepore previously served on the boards of directors of Quotient Technology Inc. from February 2012 to November 2017, AOL Inc. from October 2012 until its sale to Verizon Communications Inc. in July 2015, The TJX Companies, Inc. from June 2013 to June 2014, eBay Inc. from December 1999 to January 2013, and The New York Times Company from April 2008 to June 2011. She also currently serves, and in the past has served, on the boards of several privately held companies. Ms. Lepore holds a B.A. degree from Smith College.

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
Experience with technology companies through service as a founder, investor, executive and director

Extensive historical knowledge of RealNetworks and the industries in which it operates

Management advisory experience

Information Concerning Our Executive Officers
Background information about each of our current executive officers as of March 31, 2022 who does not also serve on our Board of Directors is set forth below:

Name	Age	Position(s)
Michael Ensing	54	President and Chief Operating Officer
Christine Chambers	45	Senior Vice President, Chief Financial Officer and Treasurer
Michael Parham	58	Senior Vice President, General Counsel and Corporate Secretary

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
Christine Chambers has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2021. Prior to that, she served as Vice President, Finance for Rosetta Stone Inc, from June 2018 to March 2021. From May 2016 to June 2018, Ms. Chambers served as RealNetworks’ Vice President, Finance. Previously, she served as an independent finance consultant, beginning 2015, and as Deputy Director Budget and Planning at the Bill & Melinda Gates Foundation, from 2013 to 2015. For eight years, from 2005 to 2013, she held several positions within the finance department of RealNetworks. Ms. Chambers holds a Bachelor’s degree in finance from Loughborough University (in the UK) and an M.B.A. from the University of Washington. She is an Associate member of the Chartered Global Management Accountants (CGMA)
Michael Parham has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2012, and previously had served as Associate General Counsel since January 2004. Prior to joining our legal department in March 2000, Mr. Parham was an attorney with IBM, serving as Regional Counsel for IBM’s Midwest region in Chicago. Mr. Parham began his legal career with the law firm of Chapman and Cutler in Chicago. Mr. Parham holds a J.D. from the University of Michigan Law School.
Arrangements Regarding Director Selection
Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of our common stock.
Delinquent Section 16(a) Reports
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

Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2021, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except the late filing of a Form 4 for Chief Executive Officer Robert Glaser regarding one transaction on July 21, 2021.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of RealNetworks’ employees, officers and directors. RealNetworks’ Code of Business Conduct and Ethics is publicly available on our website (http://investor.realnetworks.com under the caption “Corporate Governance”) or can be obtained without charge by written request to RealNetworks’ Corporate Secretary at the address of RealNetworks’ principal executive office. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from application of the Code of Business Conduct and Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, and any other applicable accounting and financial employee, by posting such information on our website at http://investor.realnetworks.com under the caption “Corporate Governance.”
Shareholder Nominations and Recommendations for Director Candidates
Shareholder Nominations for Director
Pursuant to our Amended and Restated Bylaws, shareholders who wish to nominate one or more candidates for election as directors at an annual meeting of shareholders must give notice of the proposal to nominate such candidate(s) in writing to our Corporate Secretary not less than 120 days before the first anniversary of the date that our proxy statement was released to shareholders in connection with the previous year’s annual meeting, or, if the date of the annual meeting at which the shareholder proposes to make such nomination is more than 30 days from the first anniversary of the date of the previous year’s annual meeting, then the shareholder must give notice in a reasonable time before we begin to print and mail our proxy materials. The notice must satisfy certain requirements specified in our Amended and Restated Bylaws, a copy of which will be sent to any shareholder upon written request to our Corporate Secretary. The Nominating and Corporate Governance Committee will evaluate shareholder nominees using the same standards it uses to evaluate other nominees.
No shareholder has presented a timely notice of a proposal to nominate a director this year. Accordingly, the only directors to be elected at the Annual Meeting are Mr. Prusch, Mr. Slade and Mr. Wan. No other nominations are before, or may be brought at, the Annual Meeting.
Shareholder Recommendations for Director
In addition to the general nomination rights of shareholders, the Nominating and Corporate Governance Committee of the Board of Directors will consider Board candidates recommended by qualified shareholders in accordance with a written policy adopted by the Committee. To be a qualified shareholder eligible to recommend a candidate to serve on the Board, a shareholder must have continuously held at least 2% of our outstanding securities for at least 12 months prior to the date of the submission of the recommendation.
A qualified shareholder may recommend a Board candidate for evaluation by the Committee by delivering a written notice to the Committee subject to the requirements set forth below. The notice must be received by the Committee not less than 120 days before the first anniversary of the date that our proxy statement was released to shareholders in connection with the previous year’s annual meeting. If we change the date of our annual meeting by more than 30 days from the date on which the previous year’s annual meeting was held, the notice must be received by the Committee no later than the close of business on the 10th day following the day on which notice of the date of the upcoming annual meeting is publicly disclosed.
Any Board candidate recommended by a shareholder must be independent of the recommending shareholder in all respects (e.g., free of material personal, professional, financial or business relationships from the proposing shareholder), as determined by the Committee or applicable law. Any Board candidate recommended by a shareholder must also qualify as an “independent director” under applicable Nasdaq rules.
The notice shall also contain or be accompanied by (i) proof of the required stock ownership (including the required holding period) of the proposing shareholder, (ii) a written statement that the qualified shareholder intends to continue to own the required percentage of shares through the date of the annual meeting with respect to which the Board candidate is proposed to be nominated, (iii) the name or names of each shareholder submitting the proposal, the name of the Board candidate, and the written consent of each such shareholder and the Board candidate to be publicly identified, (iv) the recommending shareholder’s business address and contact information, and (v) all other information that would be required to be disclosed in a proxy statement or other filings required to be made in connection with the solicitation of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
With respect to the proposed Board candidate, the following information must be provided:

•	name, age, business and residence addresses;
•	principal occupation or employment;
•	number of shares of RealNetworks’ stock beneficially owned (if any);
•	a written resume of personal and professional experiences;
•	a statement from the recommending shareholder in support of the candidate, references for the candidate, and an indication of the candidate’s willingness to serve, if elected;
•	all other information relating to the proposed Board candidate that would be required to be disclosed in a proxy statement or other filings required to be made in connection with the solicitation of proxies for election of directors pursuant to Section 14 of the Exchange Act and the regulations promulgated thereunder; and
•	information, documents or affidavits demonstrating to what extent the proposed Board candidate meets the required minimum criteria established by the Committee, and the desirable qualities or skills, described in our policy regarding director nominations.
The notice must also include a written statement that the recommending shareholder and the proposed Board candidate will make available to the Committee all information reasonably requested in furtherance of the Committee’s evaluation as well as the signature of each proposed Board candidate and of each shareholder submitting the recommendation.
The notice must be delivered in writing, by registered or certified, first-class mail, postage prepaid, to Chair, Nominating and Corporate Governance Committee, RealNetworks, Inc., c/o Corporate Secretary, 1501 First Avenue South, Suite 600, Seattle, Washington 98134.
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
EXECUTIVE SUMMARY FOR 2021
Overview. In 2021, RealNetworks made progress on key growth initiatives and made a leadership change in the Games segment making 2021 a solid year strategically. While the COVID-19 pandemic continued to add complexity, uncertainty and risk to nearly all aspects of the business, we continued our strategic transformation to an Artificial Intelligence and Machine Learning based company and stabilizing the businesses. Our key growth initiatives, SAFR and KONTXT had substantial revenue growth of 44% and 14%, respectively offsetting some of the revenue lost from the Games segment and Foundation businesses. Games revenue that had considerable growth in 2020 was down 16% in 2021 resulting in the overall revenue of the business declining compared to the previous year. As a result, we brought in an outstanding new leader for our Games business, who, in our view, will drive meaningful growth to the games beyond 2023. We ended 2021 with a strong balance sheet with $27.1 million of cash and no debt.
Throughout 2021, Chairman and Chief Executive Officer Rob Glaser drove the company’s efforts together with a strong leadership team comprising of Michael Ensing, President and Chief Operating Officer, Michael Parham, General Counsel, and Christine Chambers, Chief Financial Officer, who joined during the first quarter of 2021 following the departure of Judd Lee.
Aligning the compensation of our management team with our overall corporate strategy and growth plans, our compensation program is substantially performance-based and aims to encourage the performance necessary to drive growth and profitability for RealNetworks. Generally, our compensation philosophy and program for 2021 were consistent with prior years. The compensation package for our only executive officer hired in 2021, Christine Chambers was also in line with our new-hire compensation levels for business executives.
Financial Results. Overall, our 2021 financial results reflect efforts to advance key growth initiatives, enhance profitability, and improve cost structure. Consolidated revenue from continuing operations declined by 14.5% from 2020 when calculated in accordance with U.S. generally accepted accounting principles, or GAAP. While the revenue from our key growth initiatives, SAFR and KONTXT increased by 44% and 14% respectively, it was not enough to offset the declines in our Games and Foundation businesses. Consumer Media revenue in 2021 declined $2.3 million year-over-year, driven by declines in our legacy PC business and lumpiness in our IP business. Games revenue for the year was down $4.5 million compared to the prior year. The decrease was due to sales declines in both our legacy and free-to-play mobile games.
Total operating expenses in 2021 were $65.3 million compared to $56.6 million in the prior year. The increase was primarily due to the $8.6 million favorable fair value adjustment in 2020 related to the contingent consideration from our

Napster acquisition compared to the $1 million favorable adjustment in 2021. Net loss attributable to RealNetworks increased from a loss of $4.8 million in 2020 to a loss of $21.2 million in 2021. Adjusted EBITDA also declined from a loss of $8.6 million in 2020 to a loss of $13.8 million in 2021. Adjusted EBITDA for 2021 consisted of GAAP net income (loss) including noncontrolling interests, excluding interest income (expense); income tax expense; (gain) loss on equity and other investments, net; foreign currency (gain) loss; acquisitions-related intangible asset amortization; depreciation and amortization; fair value adjustments to contingent consideration liability; restructuring and other charges; and stock-based compensation.
Our incentive bonus program for 2021 was based on achievement against financial goals related to revenue and contribution margin achievement, as well as achievement against strategic objectives largely focused on driving our key growth initiatives. The program paid out to Mr. Glaser at a lower level than for 2020, primarily due to the achievement against the 2021 financial results. Mr. Ensing’s bonus payout was also less in 2021. His 2020 payout reflected a guaranteed amount based on negotiations surrounding his recruitment to join the company. Mr. Parham’s 2021 bonus payout was higher than for 2020 based on partial achievement against the financial goals and strong achievement of his strategic goals. The 2021 bonus payout for Christine Chambers reflected a guaranteed amount based on negotiations surrounding her recruitment to join the company in February 2021.
Management Team. The executive compensation program is designed to aggressively drive company performance by encouraging successful execution of our growth and strategic initiatives.
Our named executive officers for 2021 include the following executive officers:
Robert Glaser    Founder, Chairman and Chief Executive Officer
Michael Ensing    President & Chief Operating Officer
Michael Parham    Senior Vice President, General Counsel and Corporate Secretary
Christine Chambers    Senior Vice President, Chief Financial Officer and Treasurer (joined RealNetworks on February 22, 2021)
As a smaller reporting company, we have four named executive officers for fiscal year 2021.
Pay for Performance. Our Compensation Committee supports a pay-for-performance philosophy, with the goal of having a substantial part of our executive compensation program consisting of performance-based compensation. This is reflected in our annual performance-based incentive bonus plan, which we also refer to as our Executive Bonus Plan, which provides eligible executives the opportunity to earn a bonus upon achieving pre-established performance objectives, all of which are weighted toward financial and strategic objectives of our businesses. In 2021, all our named executive officers participated in the Executive Bonus Plan.
Due to the company’s pay-for-performance philosophy, actual compensation paid to our named executive officers varies with the company’s performance in achieving financial and strategic objectives and the executive’s individual performance. We believe that our emphasis on pay for performance provides appropriate incentive to our executives to achieve important business objectives of the company and better aligns the interests of our executives with that of our shareholders.
Please note that for 2021 we defined “contribution margin by reportable segment” as operating income (loss) including other income (expense) net but excluding the impact of the following: depreciation and amortization; acquisitions-related intangible asset amortization; fair value adjustments to contingent consideration liability; stock-based compensation; restructuring and other charges; and foreign currency (gain) loss.
2021 Compensation Highlights.
Highlights relating to our named executive officers, generally:
•Three of our four 2021 named executive officers were also named executive officers in 2020; the fourth named executive officer rejoined RealNetworks in 2021.
•Of our continuing executive officers, only Mr. Parham received an increase to his annual base salary during 2021.
•The 2021 financial results led to a lower incentive bonus payout for Mr. Glaser than prior year and also for Mr. Ensing since he had a guaranteed amount that had been competitively negotiated at the time of his hiring. Mr. Parham had a higher payout in 2021 due to achievement against his aligned financial metrics and strategic goals. Ms. Chambers’ payout reflected a guaranteed amount negotiated during hiring.
•Mr. Glaser received a salary replacement option in the form of a long-term equity award in 2021 (discussed in next section). Mr. Parham received long-term equity awards in the form of stock options and restricted stock units in 2021. Ms. Chambers was granted new-hire equity awards in the form of stock options and restricted stock as an inducement to join RealNetworks. Ms. Chambers received a second stock option grant in August 2021. Mr. Ensing did not receive any equity award in 2021.
Highlights relating to our CEO:
•Mr. Glaser’s cash base salary, which is subject to annual review by the Compensation Committee, remained the same as the prior year and was below the median of our peer group.
•Pursuant to the 2021 Executive Bonus Plan, Mr. Glaser was awarded a cash payout tied to achievement of pre-established financial and strategic objectives. Due to the financial results, Mr. Glaser’s incentive bonus payout was below target, and also lower than his payout for 2020.
•Mr. Glaser was granted a long-term equity award on July 21, 2021. This award was fully in the form of a stock option, scheduled to vest over 12 months, granted in lieu of cash salary for 2021, thus making a portion of his annual salary more performance-based and less guaranteed than if his salary had been paid solely in cash. We view these options as naturally performance-based as they only provide value to the CEO if our stock price increases above the closing price on the grant date. There was no premium added to the option value when replacing the cash salary (i.e., $75,000 of salary for 2021 was granted as options in 2021 based on the Black-Sholes value on the date of grant). The company does not view the CEO's salary replacement option as long-term incentive compensation.
•Our CEO’s total direct compensation for 2021 was lower than in 2020, primarily due to a lower payout on his incentive bonus. Mr. Glaser’s total direct compensation was also far below the median for peer group CEOs.
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
EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The Roles of our Board, Compensation Committee and Chief Executive Officer. Our Compensation Committee’s purpose is to discharge the Board of Director’s responsibilities relating to the compensation of our executive officers and the adoption of policies that govern our compensation and benefits programs, other than with respect to our chief executive officer’s compensation. Our Compensation Committee reviews and recommends the chief executive officer’s compensation, which is subject to the approval of the Board. The Board is able to make any adjustments that it may determine are appropriate with respect to our chief executive officer’s compensation. The Compensation Committee determines all compensation for our other named executive officers. At the invitation of our Compensation Committee, our chief executive officer provides input regarding the performance and appropriate compensation of the other named executive officers. The Compensation Committee gives considerable weight to the chief executive officer’s assessment of the other named executive officers because of his direct knowledge of each executive’s role, performance and contributions. During 2021, our chief executive officer attended all Compensation Committee meetings at the request of the Compensation Committee. However, no executive officer was present for the portion of a Compensation Committee meeting during which his or her own compensation was discussed or determined.
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
The Role of Peer Groups and Surveys. In early 2016, with the oversight of our Compensation Committee, F.W. Cook performed an executive compensation review that included identifying a peer group of companies (the “Peer Group”) to be used by us for the purpose of comparing our executive compensation to the market. This 2016 market analysis was used by the Compensation Committee to evaluate 2016, 2017, 2018, 2019, 2020 and 2021 executive compensation levels, including long-term equity incentive compensation.

The companies in the Peer Group were selected based on being publicly traded, U.S.-based software and media content companies, and were selected to reflect our smaller size following organizational changes around that time and, in our view, were competitors of ours for purposes of recruiting executive talent. The companies comprising the Peer Group still actively trading are:
Angi Inc. (fka Angie’s List, Inc.)    eGain     SeaChange International, Inc.
AutoWeb, Inc. (fka Autobytel Inc.)    Glu Mobile     Spark Networks, Inc.
Avid Technology, Inc.    Harmonic Inc.    TechTarget, Inc.
Blucora, Inc.    Limelight Networks, Inc.    Travelzoo Inc.
Brightcove Inc.    Marchex, Inc.    XO Group Inc.
DHI Group     QuinStreet, Inc.
We consider multiple data sources for assessing our compensation practices. In addition to our Peer Group analysis, we also refer to Aon Radford Global Compensation Database for technology industry companies, or the Survey Data. Although we consider competitive market data regarding compensation in order to achieve our goals to recruit and retain our executives, we do not attempt to maintain a certain target percentile within a peer group, nor do we rely solely on such market data. Our management and the Compensation Committee strive to incorporate flexibility into our compensation programs and the assessment process so that we are able to respond to and adjust for the evolving business environment and the value delivered by our named executive officers. In addition to competitive data, we may take into account a variety of other factors, for example, general market conditions, internal equity, an individual’s level of responsibilities, as well as an individual’s recent or future expected contributions.
Consideration of Say-on-Pay Vote Results. We provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation. At our 2021 annual meeting of shareholders, which took place last December, our shareholders approved the compensation of our named executive officers as disclosed in our 2021 proxy statement by a vote of approximately 99% of the votes cast on the proposal. By the time that this vote was conducted, some of the decisions relating to the 2021 compensation of our executive officers had been made, so the 87% support of shareholders at the 2020 annual meeting was also considered. We highly value the input of our shareholders, and, the Compensation Committee, with input from F.W. Cook, has carefully considered the results of the 2021 say-on-pay vote. The Compensation Committee will continue to consider the results of the annual say-on-pay vote and specific shareholder input in determining 2022 and future compensation programs for our executive officers.
2021 COMPENSATION
Chief Executive Officer Compensation
Upon recommendation of the Compensation Committee as advised by F.W. Cook and after considering the company’s compensation strategy, internal factors, performance, competitive factors and applicable regulatory requirements, the Board determined Mr. Glaser’s compensation for 2021, which was substantially consistent with the compensation package structure that he has had since returning to the CEO role in July 2014. For 2021, Mr. Glaser’s compensation package included (i) an annualized cash base salary of $525,000 and an additional $75,000 of salary to be paid in the form of an option; (ii) an annual incentive bonus opportunity equal to 100% of his annual cash base salary, payable upon the achievement of certain performance objectives set by the Board; (iii) severance arrangements as more fully described below; (iv) certain perquisites, which for 2021 included facilities-related costs attributable to his personal assistant; and (v) generally available employee benefits.
The annualized total compensation value targeted by the Compensation Committee for Mr. Glaser, assuming all bonus goals were achieved, was below the median for peer chief executives in F.W. Cook’s 2016 executive compensation review, and Mr. Glaser’s actual 2021 compensation was also below the median of the total compensation for chief executive officers in the Peer Group companies.
Cash Salary and Salary Option. Mr. Glaser's annual base salary was intended to remain consistent with prior years at $600,000, with $525,000 to be paid in cash and $75,000 to be paid in the form of an option (with such dollar value to be equal to the option’s grant date fair value determined in accordance with GAAP).
With regard to the salary replacement option that comprised a portion of his annual base salary, consistent with prior years, the Compensation Committee determined that part of Mr. Glaser’s base salary would be provided as a stock option in order to base a higher proportion of his compensation on the company’s performance. The stock option in lieu of salary for 2021, granted on July 21, 2021, covered 66,416 shares of our common stock with an exercise price equal to $1.96 per share, which was the closing price of our common stock on the date of grant. Because these were in lieu of a portion of annual salary, the salary replacement option vested ratably each month over the year until fully vested as of December 31, 2021, subject to Mr. Glaser's continued employment with us through each such vesting date. This salary replacement option was granted pursuant to the 2005 Stock Incentive Plan, or 2005 Plan.
Annual Performance-Based Incentive Bonus. The Board determined that Mr. Glaser would be eligible to participate in the 2021 Executive Bonus Plan, which is discussed in further detail below. His target bonus opportunity was equal to 100% of his cash base salary, based upon achievement of pre-established company revenue and contribution margin goals, and strategic goals, all of which are set forth in the discussion below. At the time of adoption of the 2021 Executive Bonus Plan, the Compensation Committee determined that any bonuses approved pursuant to the plan would be paid to executives in cash or in the form of fully vested RSUs, or some combination thereof. During the first quarter of 2022, the Board approved a bonus for Mr. Glaser, pursuant to the 2021 Executive Bonus Plan, equal to $131,250 or 25% of his cash base salary paid fully in cash. The incentive bonus payout was lower than in the prior year because, as discussed in more detail below, the financial goals were not achieved, while the strategic objectives were achieved.
Long-Term Equity Award. On March 15, 2021, the Board, upon recommendation of the Compensation Committee, granted to Mr. Glaser 66,399 fully vested RSUs awarded in lieu of cash as partial payment of his 2020 incentive bonus.

Additionally, Mr. Glaser received his 2021 salary replacement option. No other equity awards were granted to Mr. Glaser in 2021.
Stock Ownership Guidelines. While he serves as our chief executive officer, Mr. Glaser is expected to hold shares of our common stock equal to at least ten times his annual base salary. Mr. Glaser continued to meet this stock ownership threshold for fiscal year 2021.
Base Salaries
Base salaries for our named executive officers are determined for each executive based on position, responsibility, experience and competitive market data. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Rather than applying a formulaic approach, the Compensation Committee awards base salaries for our named executive officers within the context of our overall merit increase system considering level of responsibility, individual performance, market competitive factors, and the critical role of the executive in our future growth and strategy. The base salaries for our named executive officers were evaluated against the Peer Group data generated by F.W. Cook in its 2016 review and the Survey Data. As a result of that assessment and other factors, including Mr. Parham’s strong performance and that Mr. Parham’s salary had remained the same since 2018, an increase to the base salary for Mr. Parham was approved in 2021 from $325,000 to $350,000, and the base salary for Mr. Ensing remained unchanged from the prior year. Ms. Chambers’ annual base salary of $330,000 was established in connection with her hire. The Compensation Committee and Board believed that such salary amount was appropriate in order to recruit Ms. Chambers to join the company and based on her roles and responsibilities at the company.
Annual Performance-Based Incentive Bonuses
In August 2021, the Compensation Committee established our 2021 Executive Bonus Plan, which is our performance-based incentive bonus program, in order to motivate and reward an individual’s annual contribution to company performance. The Executive Bonus Plan is administered pursuant to the 2005 Plan. The Executive Bonus Plan pays an annual bonus, historically in the form of cash, to executives based on the achievement of pre-established financial and strategic objectives consistent with our internal strategic plan previously established by the Board in consultation with management.
Payouts approved under the 2021 Executive Bonus Plan were paid 100% in cash to our senior executives. For payouts in each of the past several years, however, an independent determination has been made based on liquidity needs as to whether incentive bonuses should be paid out in the form of cash or equity or some combination of the two. In 2018, the Compensation Committee determined that the payouts approved under the 2018 Executive Bonus Plan would be paid 100% in the form of fully vested RSUs. In 2017 and 2016, bonuses were paid 50% in cash and 50% in equity, and in 2015 100% of the bonus was paid in equity. Because incentive bonuses have, for the predominant part of the company’s history, been paid only in cash and the primary purpose for payment in equity is cash preservation, the Compensation Committee considers payouts under the incentive bonus program to be part of the cash compensation package for executives. There has been no determination by the Compensation Committee as to what form future payouts under the incentive bonus program will take. Accordingly, for purposes of this Compensation Discussion and Analysis and the compensation tables that follow, we report bonus payouts, whether in cash or in the form of fully vested equity, in the year in which the bonus is earned rather than the year in which it is paid, and we do not consider these bonus equity grants to be part of an executive’s equity compensation.
Each of our named executive officers was eligible to participate in the 2021 Executive Bonus Plan. Mr. Glaser and Mr. Ensing each had a target bonus opportunity equal to 100% of annual cash base salary, and Mr. Parham and Ms. Chambers each had a target bonus opportunity equal to 75% of annual cash base salary. The maximum bonus payable under the 2021 Executive Bonus Plan for each named executive officer was 187.5% of his or her target bonus opportunity amount. The Compensation Committee reviewed the targets and deemed them appropriate based on internal equity considerations and the desire to emphasize teamwork to achieve the company’s performance objectives. Pursuant to her employment agreement and in order to provide the appropriate incentive to join RealNetworks, Ms. Chambers’ 2021 bonus was guaranteed, though prorated based on her date of hire.
The following elements were applicable to our 2021 Executive Bonus Plan:
•Performance Criteria - The financial performance criteria used to determine the annual bonuses for the participating named executive officers were revenue and contribution margin by reportable segments. The Compensation Committee’s philosophy is to establish performance goals for executives that reflect our strategy of producing financial results that (a) are in the interests of our company and shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable with significant effort and skill, and (c) require a high level of financial performance in the context of the present state of our business and the annual budget.
Consistent with this strategy, the Compensation Committee established revenue goals as performance metrics under the 2021 Executive Bonus Plan. We consider revenue to be a key driver of our growth and success. The plans for Mr. Glaser, Mr. Ensing and Mr. Parham included a revenue metric for the SAFR business for the second half of 2021, weighted 25% of their potential bonus. Additionally, Mr. Glaser and Mr. Ensing were measured against total company revenue for the second half of 2021, excluding the Scener business, which spun off in 2021, also weighted 25% of their potential bonus. Mr. Parham was measured against total company revenue for the second half of 2021, excluding the Scener business which spun off, and Games, since he did not have regular oversight for Games, weighted 25% of his potential bonus. The plan’s revenue metrics were tied to second half of the fiscal year’s performance because the Compensation Committee believed setting specific and more aggressive goals for each of the third and fourth quarters would be important for the success of the business for the year and going into 2022, and given that the 2021 Executive Bonus Plan was adopted in August 2021. The Compensation Committee adopted the 2021 Executive Bonus Plan later than typically done in past years, since the first half of 2021 had involved various one-time activities that could impact the company’s financial metrics, including for example the spin-off of the Scener business and sale of Napster.
In order to reward our executives for maintaining fiscal responsibility, continuing our efforts to reduce operating costs, and achieving profitability, the Compensation Committee also established a performance metric under the 2021 Executive Bonus Plan tied to contribution margin, representing 25% of the potential bonus. Please note that contribution margin by reportable segment is a non-GAAP financial measure used by management, beginning in 2016, in reporting financial results and, for 2021, was defined by the company as operating income (loss) plus other income (expense) net, but excluding depreciation and amortization, acquisitions-related intangible asset amortization, fair value adjustments to contingent consideration liability, stock-based compensation, restructuring and other charges, and foreign currency (gain) loss.
Performance criteria for our named executive officers also included non-financial strategic goals intended to motivate each executive and the executive team as a whole to accomplish specific goals that would drive our growth and strong financial performance. These strategic goals, representing 25% of the potential bonus, included goals that were shared by the full executive team and goals that were specific to individual executives. The shared goals encompassed, in part, driving revenue growth, implementing successful commercial product launches, and achieving budget goals, and the individual goals generally related to leadership, collaboration and teamwork, and contribution to strategic outcome, with some goals tied directly to achievement of certain key performance indicators. Any payout for achievement of these strategic goals was capped at 150% of the portion of the target bonus opportunity allocated to such goals (based on the 25% weighting).
•Performance Targets and Actual Performance - Target performance goals for the financial criterion were set based on objectives in our internal strategic plan for 2021. The strategic plan for 2021 served as the basis for revenue and contribution margin targets under the Executive Bonus Plan. The following table shows the target and actual revenue and contribution margin goals that applied for 2021:

2021 Revenue Goals:	Target	Actual
2nd Half Company Revenue, excluding Scener	$33.91M	$27.73M

2nd Half Company Revenue, excluding Games & Scener	$20.30M	$16.38M

2nd Half SAFR Revenue	$5.11M	$2.01M

2021 Contribution Margin Goal:
Company Contribution Margin, excluding Scener	($7.62M)	($11.45M)

Company Contribution Margin, excluding Games & Scener	($8.49M)	($10.19M)

Actual performance against the strategic goals set for 2021 was assessed for each executive during the first quarter of 2022. The Compensation Committee determined that the achievement against the revenue and contribution margin goals did not meet the threshold for a payout for the financial goals. The Compensation Committee determined that the strategic goals, which comprised 25% of total bonus opportunity, were fully achieved for Mr. Glaser and Mr. Ensing. Mr. Parham overachieved on his strategic goals. The bonus payouts for these named executive officers was based upon their collective and individual achievement level. In connection with Ms. Chambers recruitment by the company, her bonus payout reflected a guaranteed payout, prorated from her date of hire.
• Payout Structure - The overall payout structure ensured that there was no ability for participants in the 2021 Executive Bonus Plan to earn awards greater than 125% for contribution margin or revenue performance unless revenue or contribution margin performance, respectively, was at least at target, the rationale for which was to emphasize the need for both growth and operational discipline.
The payout mechanics of the 2021 Executive Bonus Plan for the portions of the named executive officers’ bonus opportunities that were subject to the company’s two key financial metrics were as follows:

Revenue
Attainment (as a Percentage of Target)	Incentive Payout (1)
<90%	No payout
90% - 100%	50 - 100%
100% - 120%+	100% - 200%

Contribution Margin
Attainment (as a Percentage of Target)	Incentive Payout (2)
>$2M below budget	No payout
$2M below, up to budget	50 - 100%
Budget to >$2M above	100% - 200%

(1)	Payout based on revenue goals was capped at 125% unless the contribution margin reached 100%.
(2)	Payout based on contribution margin goals was capped at 125% unless the revenue attainment reached 100%.

Notwithstanding the performance and payout targets established under the 2021 Executive Bonus Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it was paid. Executive officers were required to be employed on the date award payments were made in order to be eligible to receive payment under the 2021 Executive Bonus Plan, except in the case of death or disability.

The dollar-equivalent payouts earned for performance under the 2021 Executive Bonus Plan were as follows:

Name	Target % Payout under 2021 Executive Bonus Plan (as a percentage of base salary)	Actual % Payout under 2021 Executive Bonus Plan (as a percentage of base salary)	Actual $ Payout under 2021 Executive Bonus Plan

Rob Glaser	100.0%	25.0%	$131,250
Mike Ensing	100.0%	25.0%	$118,750
Michael Parham	75.0%	38.9%	$129,700
Christine Chambers (1)	75.0%	n/a	$126,000

(1) In connection with her recruitment to RealNetworks, it was agreed that Ms. Chambers would receive a guaranteed bonus payout for 2021, prorated based on the date that she commenced employment at RealNetworks.
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
Signing Bonus. Pursuant to her employment agreement, Ms. Chambers received a $100,000 signing bonus. The Compensation Committee believed that this signing bonus was necessary to recruit Ms. Chambers to the company. The signing bonus is subject to repayment by Ms. Chambers on a prorated basis if she voluntarily leaves the company within 24 months of her hire date other than for good reason.
Discretionary Bonuses: Mr. Ensing, Mr. Parham, and Ms. Chambers each received a one-time discretionary bonus in the amount of $50,000 for their contributions to the public offering of common stock rolled out in April 2021. These one-time bonuses were paid in September 2021 after approval from the Compensation Committee.
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

Consistent with the past several years, awards of stock options served as our primary equity vehicle for the 2021 executive compensation program. The rationale for this is to motivate executives to focus on increasing shareholder value. We also provide a smaller portion of equity compensation in the form of restricted stock units. The Compensation Committee and Board believe that a mix of options and restricted stock units is appropriate to balance the stronger incentive value of options with the stronger retentive value of restricted stock units; restricted stock units generally retain value based on the company’s stock price, whereas options deliver value to the recipient based only on increases in the company’s stock price following grant.
2021 Equity Awards. On August 20, 2021, the Compensation Committee granted the following equity awards to Mr. Parham and Ms. Chambers. These awards were in conjunction with broad-based equity award grants to employees. It was determined that Ms. Chambers should receive an additional award beyond her March new hire grants in light of her strong performance thus far since her hire, to balance her equity compensation which included options granted earlier in the year with a substantially higher per share exercise price, and to provide additional incentive to increase shareholder value:

Name	Number of Shares Subject to Options	Number of Shares Subject to Restricted Stock Units
Michael Parham	250,000	50,000
Christine Chambers	40,000	―
The time-based stock option granted to each such named executive officer has a per share exercise price equal to $1.61, the closing price of a share of our common stock on the grant date. Each of such option awards is scheduled to vest over four years, with 12.5% vesting upon the completion of six months of employment following the vesting commencement date, then as to an additional 12.5% at the expiration of each successive six months of continued employment. Mr. Parham’s RSUs are scheduled to vest as to 25% annually for each successive twelve months of continued employment. No options were granted to Mr. Glaser in 2021 other than his 2021 salary replacement option. No options or restricted stock units were granted to Mr. Ensing in 2021, after consideration of his substantial new hire grants. See the section entitled, “Chief Executive Officer Compensation” for a discussion of Mr. Glaser’s 2021 restricted stock unit award and salary replacement option compensation.
On March 16, 2021, the Compensation Committee granted the following equity awards to Ms. Chambers, in connection with the commencement of her employment with us:

Name	Number of Shares Subject to Options	Number of Shares Subject to Restricted Stock Units
Christine Chambers	125,000	80,000
The time-based stock option granted to Ms. Chambers has a per share exercise price equal to $6.35, the closing price of a share of our common stock on the grant date. The option is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date, subject to continued employment, then as to as additional 12.5% at the expiration of each successive six months of continued employment. The time-based restricted stock units award granted to Ms. Chambers is scheduled to vest over four years, with 25% vesting on the one-year anniversary of the grant date, subject to continued employment, then as to as additional 12.5% at the expiration of each successive six months of continued employment. At the time of entry into an offer letter with Ms. Chambers in January 2021, the Compensation Committee contemplated that the company would grant Ms. Chambers an option to purchase 250,000 shares of company common stock in connection with her hire. However, in March 2021, the Compensation Committee considered the then-ongoing discussions regarding the appropriate mix of equity awards under the executive compensation program being a combination of options and restricted stock units, as discussed further above, and granted a mix of options and restricted stock units to Ms. Chambers. The Compensation Committee believes that the mixed award was appropriate as part of the compensation package for Ms. Chambers.
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
Perquisites.  We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively to attract or retain an executive officer. When hiring new executives, we may offer relocation benefits that are typically subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his or her start date. We also may provide reimbursement or payment for costs of professional development from time to time. These arrangements typically are integrally and directly related to the named executive officer’s performance of his or her duties, and therefore we do not consider them as perquisites. In 2021, for Mr. Glaser, we imputed $7,096 in costs associated with the occupancy of office space and parking in our headquarters building by Mr. Glaser’s personal assistant. Pursuant to his employment agreement, $210 in legal fees were paid by RealNetworks on behalf of Mr. Ensing. All of these amounts have been reported as taxable income to the respective executive and reported in the “Summary Compensation Table” that follows this discussion. Relocation benefits are subject to prorated repayment if the executive voluntarily leaves his or her employment with RealNetworks other than for good reason (as defined in the offer letter) within 12 months of his relocation. There were no other special benefits or perquisites provided to any other named executive officer in 2021.
Severance Benefits. We have entered into arrangements with each of our named executive officers pursuant to which the executive may become entitled to receive severance benefits upon a qualifying termination of employment. Additionally, Mr. Glaser’s arrangements provide that if his employment terminates, but Mr. Glaser remains as Chairman of the Board, then he will remain eligible to participate in our group health plans or we may provide him with an annual cash payment equivalent to our premium cost for his participation in our group health plan. The terms of the severance benefits that each named executive officer is eligible to receive were negotiated with the executive at the time of his or her hire. The Compensation Committee believes that these severance benefits are appropriate in order to provide competitive compensation and enable the company to recruit and retain talented executives.
Severance and Change in Control Benefits. We entered into a severance agreement with Mr. Glaser pursuant to which he is eligible to receive certain severance benefits upon a qualifying termination in connection with a change in control. With all of our other named executive officers, we have agreed to “double-trigger” change in control and severance arrangements. These agreements were entered into in order to encourage the retention and commitment of these executives during times of leadership transition and restructuring activities. Each of our executives has entered into an agreement with change-in-control terms in connection with his or her hire, or promotion. The Compensation Committee may request F.W. Cook to review peer practices and market data with respect to change in control and severance practices. The Compensation Committee last reviewed our change in control severance practices as compared to our peers, including the results of a study of peer practices compiled by F.W. Cook in August 2012 and determined that our practices in this regard were in line with those of our peers.
Our change-in-control terms provide for severance benefits if the employment of the executive is terminated without “cause” or such executive resigns for “good reason” (as such terms are defined in the relevant agreements) during the period beginning three months prior to a change in control of the company and ending 12-18 months after the change in control. In addition, under our equity incentive plans, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.
The severance and change in control arrangements are described in further detail in the section below entitled, “2021 Potential Payments Upon Termination of Employment of Change-in-Control.”
Tax, Accounting, and Governance Considerations
Deductibility of Executive Compensation.    Section 162(m) of the Internal Revenue Code of 1986 generally limits the federal corporate income tax deduction for compensation paid by a public company to its chief executive officer and certain other executive officers and employees to $1 million in the year the compensation becomes taxable to the executive, unless the compensation was “performance-based compensation” or qualified under certain other exceptions.

The Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017, included a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the Act broadened the application of the deduction limit to certain additional executive officers and employees who previously were exempt from such limit. As a result of these changes, except as otherwise provided in the transition relief provisions of the Act, compensation paid to any of our covered employees generally will not be deductible in 2021 or future years, to the extent that it exceeds $1 million.
Our Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to seek to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. However, due to the scope and application of 162(m) under the Act, we cannot guarantee that any compensation in excess of $1 million paid to our covered employees, including each of our named executive officers, after 2017 will be or will remain exempt from Section 162(m).
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
Insider Trading Policy. Our insider trading policy discourages speculative trading relating to the future price of the Company’s securities, including put, call or short sales, or market trading in Company stock options. Officers and directors are prohibited from engaging in short sales involving the Company’s securities. Other hedging transactions and pledges of the Company’s securities are not otherwise specifically prohibited. Our insider trading policy permits our directors and certain employees, including our named executive officers, to adopt Rule 10b5-1 trading plans.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2021 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2022 annual meeting of shareholders.

The Compensation Committee of the Board of Directors
Bruce A. Jaffe, Chair Dawn G. Lepore

EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal Years 2021, 2020, and 2019

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)(4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)

Robert Glaser	2021	525,000	—	—	75,000	131,250	8,902	740,152
Founder, Chairman and Chief Executive Officer	2020	525,000	—	—	377,403	525,000	6,770	1,434,173
	2019	415,625	—		75,000	—	8,470	499,095

Michael Ensing	2021	475,000	50,000	—	—	118,750	5,526	649,276
President and Chief Operating Officer	2020	431,143	88,900	1,280,000	448,000	—	10,376	2,669,576

Michael Parham	2021	333,333	50,000	80,500	402,500	129,700	5,769	1,001,802
Senior Vice President, General Counsel and Corporate Secretary	2020	325,000	—	—	—	121,875	6,694	453,569
	2019	325,000	50,000	—	—	121,875	5,619	502,494

Christine Chambers	2021	281,346	276,000	508,000	858,150	—	4,630	1,928,126
Senior Vice President, Chief Financial Officer & Treasurer

(1) For Mr. Glaser, as discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2021 Compensation — Chief Executive Officer Compensation,” beginning in 2018, the Compensation Committee approved a change in allocation of cash salary versus salary replacement option from $450,000 in cash with a salary replacement option valued at $150,000, to $525,000 in cash with a salary replacement option valued at $75,000, but remaining consistent with prior years with total base salary value of $600,000.
(2) Mr. Ensing’s 2020 Bonus amount and Ms. Chambers’ 2021 Bonus amount represent payments under the company’s executive bonus plan for the applicable year that were guaranteed as part of each of Mr. Ensing’s and Ms. Chambers’ hiring packages.
(3) The 2020 stock awards reported for Mr. Ensing includes a $200,000 signing bonus paid in the form of restricted stock units and negotiated in connection with his recruitment to the company in August 2020. The restricted stock units vested in full on the one-year anniversary of the commencement of his employment, with such vesting subject to his continued employment with RealNetworks. See grant details below in the “2021 Grant of Plan-Based Awards” table.
(4) The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted or modified in the year shown pursuant to our 2005 Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 1 and Note 14 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year.

(5) The amounts reported represent incentive bonus compensation that is based on performance in the year shown. This performance-based incentive bonus compensation is discussed in further detail in the Compensation Discussion and Analysis in the section entitled “2021 Compensation — Annual Performance-Based Incentive Bonuses.” The bonuses determined to be payable pursuant to the 2021 Executive Bonus Plan were paid in cash in the first quarter of 2022. In the case of Mr. Glaser’s 2020 bonus payout, $393,750 or 75% of the $525,000 bonus was paid in the form of fully vested restricted stock units and $131,250 or 25% of the bonus was paid in cash. Mr. Ensing’s Bonus and Non-Equity Incentive Plan Compensation amount for 2020 has been adjusted from the fiscal 2020 Summary Compensation Table to correct the allocation of bonus payments that were guaranteed rather than performance-based, in accordance with Item 402(a)(6)(iii) of Regulation S-K.
(6) All other compensation generally consists of RealNetworks’ 401(k) company match of up to $4,350 in 2021 and life insurance premiums paid by RealNetworks for the benefit of the named executive officer. For Mr. Glaser, however, in addition to life insurance premiums, all other compensation includes $7,096 for office space and parking for Mr. Glaser’s personal assistant as described in the Compensation Discussion and Analysis in the section entitled “2021 Compensation - Perquisites.” For Mr. Ensing, all other compensation also includes legal fees paid by RealNetworks on Mr. Ensing’s behalf in the amount of $210 in 2021 and $5,779 in 2020, pursuant to the terms of his employment agreement.

CEO Pay Ratio
For 2021:
1.The annual total compensation of the employee identified at the median of our company (other than our CEO), was $74,768; and
2.The annual total compensation of our CEO was $740,152.
Based on this information, for 2021, the ratio of the annual total compensation of Mr. Glaser, our CEO, to the median of the annual total compensation of all employees was estimated to be 9.90 to 1.
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
For our 2021 ratio, we used the median employee identified pursuant to our 2020 identification process, as we believe the changes to our employee population and compensation have not significantly impacted our ratio. For 2020, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:
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
3.Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rates applicable on November 30, 2020. We did not make any cost-of-living adjustments.
4.To identify the “median employee” from our employee population, we collected total cash compensation for each employee, including annual base salary and bonus paid during the period, as applicable, for 2020.

2021 Grants of Plan-Based Awards1
The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers for the year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards # of Shares of Stock or Units (4) (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) Threshold ($)	Grant Date Fair Value of Stock and Option Awards ($) (3) Target ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Rob Glaser	—		$525,000	$984,375
	3/15/2021							66,399			$393,746

Michael Ensing	—		$475,000	$890,624

Michael Parham	—		$250,000	$468,750
	8/20/2021								250,000	$1.61	$402,500
	8/20/2021							50,000			$80,500

Christine Chambers			n/a
	03/16/2021								125,000	$6.35	$793,750
	03/16/2021							80,000			$508,000
	08/20/2021								40,000	$1.61	$64,400

(1) The amounts reported in these columns represent the threshold, target and maximum amounts of annual performance-based incentive bonus compensation that might have been paid to each named executive officer for performance during the most recently completed fiscal year. The actual payouts approved for such performance are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” These awards are described in further detail in the Compensation Discussion and Analysis in the section entitled “2021 Compensation — Annual Performance-Based

Incentive Bonuses.” The bonus payouts approved pursuant to the 2021 Executive Bonus Plan were paid, in cash, during the first quarter of 2022.
(2) The number of securities reported in this column represent restricted stock units or nonqualified stock options granted under the 2005 Plan and are described in further detail above in the “Compensation Discussion and Analysis” and below in the “Outstanding Equity Awards at December 31, 2021” table. The per share exercise price of the stock options is equal to the closing price of a share of RealNetworks’ common stock on the date of grant.
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
(4) The restricted stock units award granted to Mr. Glaser on March 15, 2021, having a grant date fair value of $393,746, represents 75% of his 2020 incentive bonus payout, which was paid in lieu of cash.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2021
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2021. The market value of the RSUs is based on the closing price of RealNetworks common stock on The Nasdaq Stock Market on December 31, 2021, which was $0.98.

		Option Awards					Stock Awards
Name	Vesting Commencement Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights ($)

Robert Glaser	01/22/2015	45,398 (2)	—		6.78	01/22/2022
	01/26/2016	87,714 (2)	—		3.68	01/26/2023
	01/26/2017	63,675 (2)	—		5.40	01/26/2024
	12/15/2017	400,000 (5)			3.94	12/15/2024
	01/31/2018	54,466 (2)	—		3.10	01/31/2025
	12/27/2018	262,500(5)	87,500(5)		2.14	12/27/2025
	01/24/2019	58,443 (2)	—		2.98	01/24/2026
	02/10/2020	138,863 (2)	—		1.33	02/10/2027
	12/28/2020	125,000 (3)	375,000 (3)		1.45	12/28/2027
	07/21/2021	66,416 (2)	—		1.96	07/21/2028

Mike Ensing	08/21/2020	250,000	750,000 (5)		1.28	08/21/2027
	12/23/2020						1,000,000(6)	980,000
	12/23/2020	135,005 (7)			1.49	12/23/2027

Michael Parham	12/06/2016	500 (4)	—		4.73	12/06/2023
	12/06/2016	1,983 (4)	—		4.73	12/06/2023
	12/06/2016	760 (4)	—		4.73	12/06/2023
	12/06/2016	11,666 (4)	—		4.73	12/06/2023
	12/06/2016	1,916 (4)	—		4.73	12/06/2023
	12/06/2016	1,000 (4)	—		4.73	12/06/2023
	12/06/2016	1,500 (4)	—		4.73	12/06/2023
	12/06/2016	70,000 (4)	—		4.73	12/06/2023
	12/06/2016	30,000 (4)	—		4.73	12/06/2023
	12/06/2016	500 (4)	—		4.73	12/06/2023
	12/06/2016	1,983 (4)	—		4.73	12/06/2023
	12/06/2016	760 (4)	—		4.73	12/06/2023
	12/06/2016	120,000 (4)	—		4.73	12/06/2023
	07/26/2018	112,500 (3)	37,500 (3)		3.54	07/26/2025
	08/20/2021	250,000 (3)	—		1.61	08/20/2028
	08/20/2021						50,000	49,000

Christine Chambers	08/20/2021	40,000 (3)	—		1.61	08/20/2028
	03/16/2021	125,000 (5)	—		6.35	03/16/2028
	08/20/2021						80,000	78,400

   (1) For better understanding of this table, we have included an additional column showing the date on which the stock option grant commenced vesting, subject to (a) continuation of employment (or service) with the company through the applicable vesting dates and (b) applicable performance conditions, if any, as indicated in footnotes (2) through (8) below.
 (2) Options vested monthly over the fiscal year in which the option is granted, subject to continued employment with the company through the applicable vesting dates and were fully vested on December 31 of such year.
  (3) Options vest at the rate of 12.5% on the six-month anniversary of the vesting commencement date and 12.5% every six months thereafter, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date subject to continued employment with the company through the applicable vesting dates.
  (4) Pursuant to the terms of the 2016 shareholder-approved option exchange program, the option is now fully vested.
  (5) Options vest at the rate of 25% on the one-year anniversary of the vesting commencement date and 12.5% every six months thereafter, subject to the recipient’s continued service to the company through the applicable vesting dates, such that the award becomes fully vested on the four-year anniversary of the vesting commencement date.
  (6) 40% of the shares subject to the award shall vest on August 3, 2022; an additional 40% of the shares shall vest on August 3, 2024; and the final 20% of the award shall vest on August 3, 2025, subject in all cases to continued full-time employment with the Company on each vesting date. However, 50% of the shares originally scheduled to vest on August 3, 2022, instead would have vested earlier on August 3, 2021 if both: (i) the Average Price (as defined in the Employment Agreement and subject to adjustments set forth therein) exceeds $2.50 for the 30-calendar-day period ending with August 3, 2021, and (ii) the Average Daily Trading Volume (as defined in the Employment Agreement) for such 30-day period was at least 200,000 shares. In addition, 50% of the shares originally scheduled to vest on August 3, 2024, instead will vest earlier on August 3, 2023, if both: (1) the Average Price exceeds $4.00 for the 30-calendar-day period ending with August 3, 2023, and (2) the Average Daily Trading Volume for such 30-day period is at least 200,000 shares. Average Price generally refers to the 30-day average of the closing prices of a share of our common stock ending with the applicable vesting date. Average Daily Trading Volume generally refers to the average of the number of shares of our common stock traded each trading day on Nasdaq during the applicable period.
  (7) Award fully vested on August 17, 2021.

2021 Option Exercises and Stock Vested
The following table provides information regarding option award exercises and restricted stock unit awards vested for our named executive officers during the fiscal year ended December 31, 2021. None of our named executive officers exercised any option awards or vested in any other stock awards during fiscal year 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rob Glaser	—	—	—	—
Michael Ensing	—	—	—	—
Michael Parham	—	—	—	—
Christine Chambers	—	—	—	—

2021 Potential Payments Upon Termination of Employment or Change-in-Control
The following table reflects the amount of compensation that would have been payable to each of our named executive officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2021, (2) the price per share of our common stock was $0.98, which was the closing market price on December 31, 2021, and (3) that all cash payments are made in a lump sum.

		Not in Connection with a Change in Control	In Connection with a Change in Control
Name	Benefit	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)	Death($)	Disability($)

Rob Glaser	Severance	2,100,000	2,100,000	—	—	—
	Bonus	131,250	525,000	—	—	—
	Equity award vesting acceleration	—	55,000	—	—	—

Michael Ensing	Severance	475,000	712,500	—	—	—
	Bonus	118,750	118,750	—	—	—
	Equity award vesting acceleration	84,000	93,450	—	—	—

Michael Parham	Severance	350,000	437,500	—	—	—
	Bonus	—	328,125	—	129,700	129,700
	Equity award vesting acceleration	—	—	—	—	—

Christine Chambers	Severance	165,000	$247,500	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Benefits Not In Connection With A Change in Control
Pursuant to his CEO severance agreement, in the event that, other than during the period beginning three months prior to a change in control of the company and ending 24 months after the change in control, either his employment is terminated without cause and other than due to his death or disability, or he resigns for good reason, Mr. Glaser is eligible to receive (i) a lump sum payment equal to 200% of the sum of his then-current annual cash base salary and his then-current target annual bonus, (ii) a lump sum payment equal to the amount of bonus that he otherwise would have received pursuant to the bonus plan in which he participated at the time of his termination based on actual performance, had he remained employed through the end of the performance period, but prorated based on the period he served as CEO during the applicable performance period, and (iii) up to 18 months of company-reimbursed COBRA coverage. These severance benefits are subject to Mr. Glaser entering into a release of claims in favor of the company, confidentiality obligations with respect to company confidential information, and his compliance with non-disparagement, no-hire, non-solicitation and non-competition covenants for a period of 24 months following the termination of his employment.
Pursuant to his employment agreement, other than during the period beginning three months prior to a change in control of the company and ending 18 months after the change in control, in the event that his employment is terminated without cause or he resigns for good reason, Mr. Ensing is eligible to receive (i) 12 months of salary (payable in accordance with the company’s then-standard payroll practices, and with salary determined based on the higher of salary immediately prior to termination or immediately prior to any reduction pursuant to the “good reason” clause); (ii) a lump sum severance payment equal to the sum of his prorated bonus for any partial incentive period based on actual performance through termination and any unpaid bonus for the last completed bonus period prior to termination; (iii) acceleration of vesting by 12 months of any outstanding unvested non-performance-based stock options and acceleration of vesting of the 1,000,000 RSUs granted on December 23, 2020 of 50% of the first vesting tranche under such RSUs that otherwise was scheduled to vest after such termination; and (iv) up to 12 months of company-paid or reimbursed COBRA coverage. If Mr. Ensing resigns without good reason, then he is required under his employment agreement to provide the company with 3 months’ notice, and the company may require that he continue to work for the company during such 3-month period at his then current salary. In consideration for such notice period and release of claims in favor of the company, the company will provide Mr. Ensing with a lump sum cash payment equal to 3 months of his then current salary. If such resignation without good reason had occurred as of December 31, 2021, and Mr. Ensing became entitled to such cash payment, the amount of such payment would have been $118,750.
Pursuant to his offer letter, Mr. Parham is eligible to receive a lump sum payment of 12 months of his then current base salary in the event that his employment is terminated without cause other than in connection with a change in control event. The severance benefit is subject to Mr. Parham entering into and not revoking a release of claims in favor of the company.
Pursuant to her offer letter, Ms. Chambers is eligible to receive 6 months of salary in one or more payments, plus up to 6 months of company-paid COBRA coverage in the event that her employment is terminated without cause other than in connection with a change in control event.
The above severance benefits for Ms. Chambers are subject to the individual entering into a separation agreement and release of claims in favor of the company.
Mr. Glaser’s severance agreement provides that, if his employment terminates but Mr. Glaser remains as Chairman of the Board, then he will remain eligible to participate in our group health plans or we may provide him with an annual cash payment equivalent to our premium cost for an active employee participating in our group health plan.

Benefits In Connection With A Change in Control
The CEO severance agreement provides that if, during the period beginning three months prior to a change in control of the company and ending 24 months after the change in control, Mr. Glaser’s employment is terminated without cause and other than due to his death or disability, or he resigns for good reason, then he will receive (i) a lump sum payment equal to 200% of the sum of his then-current annual cash base salary and his then-current target annual bonus, (ii) a lump sum payment equal to his then-current target bonus, prorated to reflect his period he served as CEO during the applicable performance period, (iii) full acceleration of the vesting of any unvested, non-performance-based equity awards, and (iv) up to 18 months of company-reimbursed COBRA coverage. These severance benefits are subject to Mr. Glaser entering into a release of claims in favor of the company, confidentiality obligations with respect to company confidential information, and his compliance with non-disparagement, no-hire, non-solicitation and non-competition covenants for a period of 24 months following the termination of his employment.
Pursuant to Mr. Ensing’s employment agreement, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 18 months after the change in control, then Mr. Ensing is entitled to receive (i) lump sum payment equal to 150% of his base salary (with salary determined based on the highest of salary immediately prior to termination, salary immediately prior to any reduction pursuant to the “good reason” clause, or salary immediately prior to the change in control); (ii) a lump sum severance payment equal to the sum of his prorated target bonus for any partial incentive period based on actual performance through termination and any unpaid bonus for the last completed bonus period prior to termination; (iii) acceleration of vesting by 12 months of any outstanding unvested time-based equity compensation awards (including performance-based awards with performance deemed achieved at target) and acceleration of vesting of the 1,000,000 RSUs granted on December 23, 2020, by 12 months (or if no RSUs would vest based on such 12-month period, then 50% of the first vesting tranche under such RSUs that otherwise was scheduled to vest after such termination); (iv) Mr. Ensing will have 18 months to exercise outstanding vested equity awards,subject to earlier termination based on the option’s maximum term and excluding any options that qualify as incentive stock options; and (v) up to 12 months of company-paid or reimbursed COBRA coverage.
Mr. Ensing’s employment agreement also provides that, if while Mr. Ensing is the company’s Chief Operating Officer, the company completes a transaction as a result of which the company ceases to be required to file annual and other periodic reports under the Securities Exchange Act of 1934, but the company remains a standalone entity, Mr. Ensing will receive additional vesting by 12 months of his time-based equity awards (and with respect to his 1,000,000 RSUs granted on December 23, 2020, if no RSUs would vest based on such 12-month period, then 50% of the first vesting tranche under such RSUs that otherwise was scheduled to vest after such termination will vest). If such transaction had occurred as of December 31, 2021, the value of such acceleration, determined based on the price per share of our common stock of $0.98, which was the closing market price on December 31, 2021, would have been $0.98

Mr. Parham entered into a change in control and severance agreement with the company. Pursuant to such agreement, if his employment is terminated without cause or he resigns for good reason and the termination occurs during the period beginning three months prior to a change in control of the company and ending 12 months after the change in control, then Mr. Parham is entitled to receive a lump sum payment equal to 125% of his base salary, a lump sum payment equal to 125% of his target bonus, and a lump sum payment of his prorated target bonus for any partial bonus period, full acceleration of equity awards granted after February 1, 2010, extension of post-termination exercisability period of outstanding vested options for up to 12 months (subject to earlier termination based on the option’s maximum term and excluding any options granted prior to the date of the agreement that qualify as incentive stock options, and up to 18 months of reimbursement of COBRA coverage. In the case of performance-based RSUs, the termination without cause or resignation for good reason of a named executive officer would result in full acceleration of such award.
Pursuant to Ms. Chambers’ offer letter, Ms. Chambers is eligible to receive severance benefits in accordance with a change in control and severance agreement to be entered into between Ms. Chambers and the company. In the event of a qualifying termination and such other conditions as may be set forth in her change in control and severance agreement, Ms. Chambers would receive 9 months of her base salary, up to 9 months of company-paid COBRA coverage, and vesting acceleration by 12 months of her then unvested time-based stock options.
The severance benefits for Mr. Ensing are subject to (1) his entering into a release of claims in favor of the company, (2) a non-disparagement obligation, and (3) non-solicitation and no-hire obligations for a period of 12 months following employment termination (or 18 months, if employment termination occurs during the change in control period). The severance benefits for Mr. Parham are subject to (1) his entering into a release of claims in favor of the company, (2) a non-disparagement obligation for one year following employment termination, and (3) non-solicitation and no-hire obligations for a period of one year following employment termination.
Benefits Upon Death and Disability
Under Mr. Glaser’s severance agreement, if his employment terminates due to his death or disability, then subject to a release of claims in favor of the company and other covenants as described above that are required for severance benefits under his severance agreement, Mr. Glaser’s then outstanding and vested options will remain exercisable for a period of 3 years following such termination (but no later than the option’s maximum term).
In the case of Mr. Parham, if his employment had terminated on December 31, 2021 due to his death or disability, he or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2021 but not paid as of December 31, 2021. If his employment terminates due to his death, any stock options or RSUs that are unvested as of the date of his death will fully vest on such date and any options may be exercised by his estate or legal representative for a period of one year following such date, but not later than the expiration date of such stock options. If his employment terminates due to disability, and any of his outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months. In the case of performance-based RSUs, the death or disability of a named executive officer would result in full acceleration of such award.
Certain Defined Terms
For purposes of Mr. Glaser’s severance agreement, the term “Cause” generally means conduct by the executive involving one or more of the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) willful, substantial and continuing failure for a period of 30 days after written notice to perform the reasonable duties of his position (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, intended to result in substantial personal enrichment and that results in substantial material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in substantial, material harm to the company.
For purposes of Mr. Ensing’s employment agreement, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude; (2) the willful, substantial and continuing failure after written notice to perform the reasonable duties of his position in accordance with the terms and requirements of his employment (other than due to serious illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its affiliates, in each case that is intended to result in the substantial personal enrichment of the executive; (4) violation of any confidentiality or non-competition agreements or other written agreement or policy with the company or its affiliates, resulting in material harm to the company; (5) a material breach of executive’s fiduciary duty to the company; (vi) executive’s failure to reasonably cooperate in any audit or investigation of the business or financial practices of the company that continues after written notice; (vii) executive’s substantially abusing alcohol, drugs, or similar substances, and such abuse in the Board’s judgment has materially affected executive’s ability to conduct the business of the company in a proper and prudent manner.
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

For purposes of Ms. Chambers’ offer letter, the term “Cause” generally means conduct by the executive involving one or more the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) substantial and continuing failure after written notice to render services to the company in accordance with the terms and requirements of his employment (other than due to illness or incapacity); (3) willful misconduct, gross negligence, fraud, embezzlement, theft, willful misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, resulting in material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, resulting in material harm to the company.
For purposes of Mr. Parham’s change in control and severance agreement, the term “Cause” generally means conduct by the executive involving one or more of the following: (1) conviction of or plea of no contest to a felony involving moral turpitude resulting in material harm to the company; (2) willful, substantial and continuing failure to perform the reasonable duties of his position (other than due to illness or incapacity) for at least 30 days following written notice from the Board; (3) willful misconduct, gross negligence, fraud, embezzlement, theft, misrepresentation or dishonesty by the executive involving the company or any of its subsidiaries, in each case that is intended to result in the substantial personal enrichment of the executive and that results in substantial, material harm to the company; or (4) violation of any confidentiality or non-competition agreements with the company or its subsidiaries, which violation results in substantial, material harm to the company.
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
For purposes of Mr. Glaser’s severance agreement, Mr. Ensing’s employment agreement, and Mr. Parham’s change in control and severance agreement, the term “Change in Control” generally means the occurrence of any of the following: (1) during any 24-month period for Mr. Glaser or 12-month period for Mr. Ensing, individuals who, at the beginning of the period constitute the Board (the “Incumbent Directors”) cease to constitute at least a majority of the Board, provided that any directors whose election or nomination for election was approved by a majority vote of the Incumbent Directors will be considered an Incumbent Director (but not any director who was initially elected or nominated as a result of an actual or threatened election contest or as a result of any other actual or threatened solicitation of proxies by or on behalf of any person other than the Board); or (2) any person is or becomes a beneficial owner of securities of the company representing 50% or more of the combined voting power of the company’s then outstanding securities eligible to vote for the election of the Board, excluding any of the following acquisitions: (A) by the Company or any subsidiary, (B) by any employee benefit plan sponsored or maintained by the company or any subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, or (D) pursuant to a Non-Qualifying Transaction (as defined in clause (3) below); or (3) a merger, consolidation, statutory share exchange, reorganization or similar form of corporate transaction involving the company or any of its subsidiaries that requires the approval of the company’s shareholders, unless immediately following such corporate transaction: (A) more than 50% of the total voting power of (x) the surviving corporation resulting from such transaction, or (y) if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the surviving corporation, is represented by company voting securities that were outstanding immediately prior to such corporate transaction (or, if applicable, is represented by shares into which such company voting securities were converted pursuant to such corporate transaction), and the voting power among the holders thereof is in substantially the same proportion as the voting power of such company voting securities among the holders thereof immediately prior to the corporate transaction, (B) no person is or becomes the beneficial owner of 50% or more of the total voting power of the outstanding voting securities eligible to elect directors of the parent corporation or surviving corporation and (C) at least half of the members of the board of directors of the parent corporation or surviving corporation following the corporate transaction were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such corporate transaction (any corporate transaction which satisfies all of the criteria specified in (A), (B) and (C) above will be deemed to be a “Non-Qualifying Transaction”); or (4) a change in the ownership of a substantial portion of the company’s assets which occurs on the date that any person, or group of persons (in the case of Mr. Ensing’s employment agreement, excluding Mr. Glaser and his affiliates) acquires or has acquired during a 12-month period assets from the company with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the company. Under Mr. Glaser’s severance agreement and Mr. Ensing’s employment agreement, the transaction also must constitute a change in control within the meaning of Internal Revenue Code Section 409A in order to be considered a “Change in Control.”
For purposes of the equity award agreements, the term “Disability” generally means a permanent and total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended.
For purposes of Mr. Glaser’s severance agreement, Mr. Ensing’s employment agreement, and Mr. Parham’s change in control and severance agreement, the term “Good Reason” generally means the executive’s resignation within 30 days (or 60 days, for Mr. Glaser) after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities (and in the case of Mr. Glaser, his ceasing to be Chairman of the Board while CEO will not constitute “Good Reason,” and in the case of Mr. Ensing and Mr. Parham, relative to the executive’s duties, authorities or responsibilities as in effect immediately prior to the Change in Control); (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the grounds for good reason and a reasonable cure period of not less than 30 days following the date of such notice.
For purposes of Ms. Chambers’ offer letter, the term “Good Reason” generally means the executive’s resignation within 30 days after the expiration of any company cure period following the occurrence of one or more of the following, without his written consent: (1) a material reduction in the executive’s duties, authorities or responsibilities relative to the executive’s duties, authorities or responsibilities (provided that the Company ceasing to be a publicly held corporation or the sale, spin-off or other divesture of certain of the company’s businesses shall not alone be considered a material reduction); (2) a material reduction in the executive’s annual base compensation; (3) a material reduction in the executive’s annual target bonus opportunity; and (4) a material change in the geographic location at which the executive must perform services. The executive must first provide the company with written notice within 90 days of the event that the executive believes constitutes “Good Reason” specifically identifying the acts or omissions constituting the grounds for good reason and a reasonable cure period of not less than 30 days following the date of such notice.
Compensation Committee Interlocks and Insider Participation
In 2021, the Compensation Committee was composed of Bruce Jaffe and Dawn Lepore, and no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
Compensation of Non-Employee Directors
In 2021, each director who was not an employee of RealNetworks was paid $8,750 per quarter for his or her services as a director. Non-employee directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, including our standing committees and certain special committees, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director was paid an additional retainer of $5,000 per quarter. In 2021, a Special Committee composed of Bruce Jaffe and Erik Prusch from November 1 through December 31 was paid $7,500 each month for their participation. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or committee meetings.
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
Non-employee directors receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The 2021 non-employee director equity awards consisted of (i) nonqualified stock options to purchase 15,000 shares of our common stock that, once vested, will remain exercisable for three years following the director’s separation from the Board or until the option’s earlier expiration, and (ii) RSUs valued at $50,000 on the grant date. These options and RSUs vest monthly in equal increments over a 12-month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Non-employee directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with the director’s separation from the Board. Our Board has adopted stock ownership guidelines applicable to non-employee directors designed to achieve long-term alignment between non-employee directors and our shareholders. Under these guidelines, each non-employee director is required to own a number of shares of our common stock equal to three times such director’s annual retainer fee within five years of service on the Board. If a non-employee director were to own less than the requisite number of shares of our common stock under these guidelines, then such director would be restricted from selling shares of our common stock until the required level of share ownership under the guidelines was met. As of the last day of our fiscal year 2021, each of our non-employee directors satisfied such level of stock ownership specified by these guidelines.
On December 2, 2021, our non-employee directors at the time were each granted RSUs covering 44,642 shares and an option to purchase 15,000 shares of our common stock having an exercise price of $1.12 per share, which RSUs and options vest as described above.
In July 2016, our Board approved revisions to the company’s Outside Director Compensation program to provide for compensation, in the form of RealNetworks options and restricted stock units awards, to any nonemployee director of RealNetworks who is appointed by the RealNetworks Board to serve, on behalf of RealNetworks and the Board, on the board of directors of an entity that is an affiliate or investee of RealNetworks. The annual equity awards to be granted as compensation for such RealNetworks-designated service, would be equal to the annual equity awards granted to nonemployee directors of RealNetworks as described above.
In March 2019, our Board approved further revisions to the company’s Outside Director Compensation program to provide for cash compensation to the chair of the Board’s Corporate Development Committee, comprised of Mr. Jaffe as chair, and our CEO and CFO. The role of the Corporate Development Committee is to assist the Board in its design and analysis of potential corporate development opportunities. For services rendered as chair of this committee, Mr. Jaffe was paid $7,500 per month cash compensation throughout 2021, which is reflected in the 2021 Director Compensation Table below and more specifically described in the footnotes that accompany the table. Mr. Glaser and Ms. Chambers did not receive any additional compensation for their service on this committee.
While Mr. Glaser serves as our Chief Executive Officer, he will not receive compensation as a director. See the “Summary Compensation Table” for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2021.
2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Bruce A. Jaffe (3)	167,369	50,000	16,800	—	234,169
Christopher R. Jones	69,144	50,000	16,800	—	135,944
Dawn G. Lepore (4)	57,693	50,000	16,800	—	124,493
Erik E. Prusch (5)	93,012	50,000	16,800	—	159,811

Michael B. Slade (6)	74,620	50,000	16,800	—	141,420
Tim Wan (7)	75,620	50,000	16,800	—	142,420
_______________

(1)The amounts reported in these columns reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted during the fiscal year pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 1 and Note 12 to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. As of December 31, 2021, the aggregate number of shares of RealNetworks common stock underlying outstanding option awards for each non-employee director was: 135,000 for Mr. Jaffe; 94,596 for Mr. Jones; 105,000 for Ms. Lepore; 43,750 for Mr. Prusch; 170,829 for Mr. Slade; and 43,750 for Mr. Wan.
(2)As of December 31, 2021, each of our non-employee directors held an outstanding RSU award covering 44,642 shares of RealNetworks common stock.
(3)Mr. Jaffe served as a Chair of the Audit Committee from January 1 to April 16, as Chair of the Compensation Committee from April 17 to December 31, and as Lead Independent Director for all of 2020. Mr. Jaffe also served as Chair of the Corporate Development Committee and received cash compensation of $7,500 per month throughout 2020 for that role. Also, Mr. Jaffe served as a member of the Special Committee from November 1 to December 31, 2021, and received cash compensation of $7,500 per month for that role.

(4)Ms. Lepore served as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee for the entire fiscal year.
(5)Mr. Prusch served as a member of the Audit Committee for the entire fiscal year and served as a member of the Special Committee from November 1 to December 31, 2021 and received cash compensation of $7,500 per month for that role.
(6)Mr. Slade served as a member of the Audit Committee for the entire fiscal year.
(7)Mr. Wan served as a member of the Audit Committee for the entire fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Please see Item 12 of our Form 10-K filed on February 25, 2022, as amended, for the information required by Item 201(d) of Regulation S-K, Securities Authorized for Issuance Under Equity Compensation Plans.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2022 (the “table date”), information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our named executive officers, and (d) all of our current executive officers and directors as a group. Percentage of beneficial ownership is based on 47,312,369 shares outstanding as of March 31, 2022. The mailing address for each executive officer and director in the table below is c/o RealNetworks, Inc., 1501 First Avenue South, Suite 600, Seattle, Washington 98134.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned **	Percentage of Common Stock Outstanding
Robert Glaser (1)	18,257,439	38.5%
Thomas A. Satterfield, Jr. (2)	3,450,000	7.3%
Bruce A. Jaffe (3)	304,785	*
Christopher R. Jones (4)	200,723	*
Dawn G. Lepore (5)	232,716	*
Erik E. Prusch (6)	113,096	*
Michael B. Slade (7)	314,295	*
Tim Wan (8)	113,096	*
Michael Ensing (9)	510,005	*
Michael Parham (10)	561,171	*
Christine Chambers	56,250	*

All directors and executive officers as a group (10 persons)(11)	20,597,160	34.0%
*    Less than 1%.
**    Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the table date, and restricted stock units, or RSUs, that will have vested within 60 days of the table date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(1)    Includes 459,101 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 1,257,081 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date, and 8,064,516 shares of Series B Preferred Stock convertible into common stock within 60 days of the table date. The total number of shares of Series B Preferred Stock that may be converted at any given time is capped at 38.5% of the Company’s total number of shares of common stock then outstanding, pursuant to the Company’s Second Amended and Restated Shareholder Rights Plan dated November 30, 2018.
(2)    Information is based on a Schedule 13G filed with the SEC on February 14, 2022 by Thomas A. Satterfield, Jr. reporting that as of December 31, 2020, he beneficially owned an aggregate of 3,004,000 shares of common stock and that his address is15 Colley Cove Drive, Gulf Breeze, Florida 32561
(3)    Includes 126,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(4)    Includes 85,846 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(5)    Includes 96,250 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(6)    Includes 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(7)    Includes 131,935 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(8)    Includes 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 18,600 RSUs that are scheduled to vest within 60 days of the table date.
(9)     Includes 375,000 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.
(10)    Includes 403,598 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date.
(11)    Includes an aggregate of 2,479,544 shares of common stock issuable upon exercise of options exercisable within 60 days of the table date and 111,600 RSUs that are scheduled to vest within 60 days of the table date.

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

Item 14.    Principal Accounting Fees and Services
Fees Billed by BDO USA, LLP During 2020 and 2021
The following table presents fees for professional audit services rendered by BDO USA LLP, an independent registered public accounting firm located in Spokane, Washington, PCAOB ID#243, for the audit of our annual financial statements for 2020 and 2021, and fees billed for other services rendered by BDO.

2020
Audit Fees (1)	$400,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$400,000

2021
Audit Fees (1)	$389,320
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$389,320

(1)Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2021 and 2020, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q for fiscal years 2020 and 2021, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.
Pre-Approval Policies and Procedures
The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by its principal independent auditors for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2020 and 2021, the Audit Committee approved all services and fees of BDO identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
The consolidated financial statements of RealNetworks, Inc. and subsidiaries were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2021.
(a)(2) Financial Statements Schedules
All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2021.
(a)(3) Index to Exhibits
See Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 02, 2022.

REALNETWORKS, INC.

By:	/s/ Michael Parham
Michael Parham
SVP, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on May 02, 2022.

Signature	Title
/s/ *	Chairman and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ *	SVP Chief Financial Officer and Treasurer
Christine Chambers	(Principal Financial and Accounting Officer)
/s/ *
Bruce A. Jaffe	Director
/s/ *
Christopher R. Jones	Director
/s/ *
Dawn G. Lepore	Director
/s/ *
Erik E. Prusch	Director
/s/ *
Michael B. Slade	Director
/s/ *
Tim M. Wan	Director

* By: Michael Parham
Michael Parham, attorney-in-fact

Exhibit Index

Exhibit No.		Exhibit Description
31.1	*
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