Form 10-Q
period 2022-03-31
REALNETWORKS INC
filed 2022-05-05
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2022 was 47,312,808.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,775	$27,109
Trade accounts receivable, net of allowances of $288 and $299	8,182	9,556
Deferred costs, current portion	28	49
Investments	—	1,755
Prepaid expenses and other current assets	5,456	3,166
Total current assets	35,441	41,635
Equipment, software, and leasehold improvements, at cost:
Equipment and software	28,246	29,464
Leasehold improvements	2,085	2,750
Total equipment, software, and leasehold improvements	30,331	32,214
Less accumulated depreciation and amortization	28,958	30,744
Net equipment, software, and leasehold improvements	1,373	1,470
Operating lease assets	4,135	3,992
Restricted cash equivalents	1,630	1,630
Other assets	2,716	2,878
Deferred tax assets, net	709	727
Goodwill	16,875	16,976
Total assets	$62,879	$69,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,272	$2,578
Accrued and other current liabilities	12,487	13,286
Deferred revenue, current portion	3,437	2,614
Total current liabilities	18,196	18,478
Deferred revenue, non-current portion	34	183
Deferred tax liabilities, net	1,115	1,132
Long-term lease liabilities	2,393	2,300
Other long-term liabilities	22	1,142
Total liabilities	21,760	23,235
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2022 and 2021	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 47,324 shares in 2022 and 47,257 shares in 2021	47	47
Additional paid-in capital	678,884	678,381
Accumulated other comprehensive loss	(61,752)	(61,520)
Accumulated deficit	(576,068)	(570,843)
Total equity	41,119	46,073
Total liabilities and equity	$62,879	$69,308
.
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Quarter Ended March 31,
	2022	2021
Net revenue	$13,276	$15,888
Cost of revenue	2,736	3,679
Gross profit	10,540	12,209
Operating expenses:
Research and development	5,798	6,238
Sales and marketing	4,582	5,137
General and administrative	4,827	4,898
Fair value adjustments to contingent consideration liability	—	(1,040)
Restructuring and other charges	290	3,171
Total operating expenses	15,497	18,404
Operating loss	(4,957)	(6,195)
Other income (expenses):
Interest expense	(22)	(95)
Interest income	7	13
Loss on equity and other investments, net	(189)	(4,272)
Other income, net	19	104
Total other expenses, net	(185)	(4,250)
Loss before income taxes	(5,142)	(10,445)
Income tax expense	83	109
Net loss	(5,225)	(10,554)
Net loss attributable to noncontrolling interests	—	(106)
Net loss attributable to RealNetworks	$(5,225)	$(10,448)

Net loss per share attributable to RealNetworks- Basic	$(0.11)	$(0.27)
Net loss per share attributable to RealNetworks- Diluted	$(0.11)	$(0.27)
Shares used to compute basic net loss per share	47,276	38,502
Shares used to compute diluted net loss per share	47,276	38,502
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarter Ended March 31,
	2022	2021
Net loss	$(5,225)	$(10,554)
Comprehensive loss:
Foreign currency translation adjustments	(232)	(536)
Total other comprehensive loss	(232)	(536)
Comprehensive loss including noncontrolling interests	(5,457)	(11,090)
Comprehensive loss attributable to noncontrolling interests	—	(106)
Comprehensive loss attributable to RealNetworks	$(5,457)	$(10,984)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,225)	$(10,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	204
Stock-based compensation	695	836
Loss on equity and other investments, net	189	4,272
Foreign currency gain	(3)	(103)
Fair value adjustments to contingent consideration liability	—	(1,040)
Loss on impairment of operating lease assets	—	2,461
Net change in certain operating assets and liabilities:
Trade accounts receivable	1,345	(2,319)
Prepaid expenses, operating lease and other assets	(716)	496
Accounts payable	(297)	727
Accrued, lease and other liabilities	(1,151)	(1,956)
Net cash used in operating activities	(4,973)	(6,976)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(101)	(56)
Net cash used in investing activities	(101)	(56)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	—	468
Tax payments from shares withheld upon vesting of restricted stock	(19)	(110)
Net cash provided by (used in) financing activities	(19)	358
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(241)	(251)
Net decrease in cash, cash equivalents and restricted cash	(5,334)	(6,925)
Cash, cash equivalents and restricted cash, beginning of period	28,739	25,570
Cash, cash equivalents and restricted cash, end of period	$23,405	$18,645
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2022	8,065	$8	47,257	$47	$678,381	$(61,520)	$(570,843)	$46,073	$—	$46,073
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	67	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—	—	—	—	(232)	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(5,225)	(5,225)	—	(5,225)
Balances, March 31, 2022	8,065	$8	47,324	$47	$678,884	$(61,752)	$(576,068)	$41,119	$—	$41,119

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2022 and 2021

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
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Noncontrolling interests represent third-party ownership in the equity of Scener Inc. ("Scener"), which was deconsolidated on June 30, 2021, and are reflected separately in the Company's financial statements. See Note 12. Related Party Transactions for additional details. Intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. The Company continues to incur operating losses, including net operating losses of $5.0 million and $6.2 million for the quarters ended March 31, 2022, and 2021, respectively. The Company had an accumulated deficit of $576.1 million and $570.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company believes that its cash and cash equivalents of $21.8 million as of March 31, 2022, is adequate to fund the Company's operations for at least one year from the date these financial statements were issued.
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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 10-K).

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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended March 31, 2022
	Consumer Media	Mobile Services	Games
Business Line
Software License	$987	$1,531	$—
Subscription Services	742	4,109	2,219
Product Sales	163	—	2,377
Advertising and Other	219	—	929
Total	$2,111	$5,640	$5,525

	Quarter Ended March 31, 2021
	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,875	$1,391	$—
Subscription Services	818	4,589	2,528
Product Sales	438	—	3,163
Advertising and Other	178	—	908
Total	$3,309	$5,980	$6,599
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended March 31, 2022
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,206	$5,571	$1,103
Direct to Consumer	905	69	4,422
Total	$2,111	$5,640	$5,525

	Quarter Ended March 31, 2021
	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$2,053	$5,885	$1,061
Direct to Consumer	1,256	95	5,538
Total	$3,309	$5,980	$6,599
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of March 31, 2022 and December 31, 2021, our balance of long-term accounts receivable was $0.3 million and $0.2 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2021 to March 31, 2022 is primarily due to the timing of expected cash receipts. During the quarter ended March 31, 2022, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of March 31, 2022 and December 31, 2021, we had a deferred revenue balance of $3.5 million and $2.8 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the three months ended March 31, 2022 and 2021, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive loss includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended March 31,
	2022	2021
Total stock-based compensation expense	$695	$836
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended March 31,
	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	1.73%	0.48%
Expected life (years)	4.0	3.9
Volatility	85%	71%
The total stock-based compensation amounts for 2022 and 2021 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Included in the expense for the three months ended March 31, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of March 31, 2022, there was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	March 31, 2022				March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,775	$—	$—	$21,775	$21,775
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$23,405	$—	$—	$23,405	$23,405

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2021				December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27,109	$—	$—	$27,109	$27,109
Investments	—	—	1,755	1,755	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$28,739	$—	$1,755	$30,494	N/A
Restricted cash equivalents as of March 31, 2022 and December 31, 2021 primarily relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 7. Debt for additional details.
Investments as of December 31, 2021 were comprised of Napster Group ordinary shares received as a portion of the consideration from the Napster disposition, which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of December 31, 2021. In the first quarter of 2022 these shares were acquired by a third party. The fair value at December 31, 2021 approximates the consideration to be received and is now recorded as a receivable within Prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2022.
Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Other than those discussed in Note 8. Restructuring and Other Charges, during the three months ended March 31, 2022 and 2021, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Royalties and other fulfillment costs	$735	$1,189
Employee compensation, commissions and benefits	5,451	5,761
Sales, VAT and other taxes payable	899	1,056
Operating lease liabilities	1,994	2,113
Other	3,408	3,167
Total accrued and other current liabilities	$12,487	$13,286

Note 7.	Debt
In February 2021, we entered into an amendment to our existing Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the amended Loan Agreement, the bank extended a revolving line of credit (Revolver) whereby the borrowing base is comprised of accounts receivable and direct to consumer deposits. Borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Revolver matures August 1, 2022. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $1.5 million unrestricted cash at the bank.
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were insignificant at March 31, 2022 and are included in Deferred costs, current on our condensed consolidated balance sheets.

Note 8.	Restructuring and Other Charges
Restructuring and other charges in 2022 and 2021 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the three months ended March 31, 2022	$217	$73	$290
Costs incurred and charged to expense for the three months ended March 31, 2021	$581	$2,590	$3,171
During the quarter ended March 31, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) for 2022 are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2021	$316	$1,475	$1,791
Costs incurred and charged to expense for the three months ended March 31, 2022, excluding noncash charges	217	—	217
Cash payments	(147)	(436)	(583)
Accrued liability at March 31, 2022	$386	$1,039	$1,425

Note 9.	Loss Per Share
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

	Quarter Ended March 31,
	2022	2021
Net loss attributable to RealNetworks	$(5,225)	$(10,448)

Weighted average common shares outstanding used to compute basic EPS	47,276	38,502
Dilutive effect of stock based awards and Series B Preferred Stock	—	—
Weighted average common shares outstanding used to compute diluted EPS	47,276	38,502

Net loss per share attributable to RealNetworks- Basic	$(0.11)	$(0.27)
Net loss per share attributable to RealNetworks- Diluted	$(0.11)	$(0.27)
During the quarters ended March 31, 2022 and 2021, 8.3 million and 4.5 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarters ended March 31, 2022 and 2021, the 8.1 million shares of Series B Preferred Stock outstanding were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 10.	Commitments and Contingencies
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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter. We have recorded a liability related to this matter as of March 31, 2022, at the low end of the range of outcomes, for an immaterial amount. Because of the uncertainty of this matter, it is reasonably possible that the estimated amount of the liability recorded will change in the near term.

Note 11.	Segment Information
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
RealNetworks reports the three reportable segments based on factors such as how we manage our operations and how the Chief Operating Decision Maker (CODM) reviews results. The CODM reviews financial information presented on both a consolidated basis and on a business segment basis. The accounting policies used to derive segment results are the same as those described in Note 1. Description of Business and Summary of Significant Accounting Policies, in the 2021 10-K.

Segment results for the quarters ended March 31, 2022 and 2021 (in thousands):

Consumer Media	Quarter Ended March 31,
	2022	2021
Revenue	$2,111	$3,309
Cost of revenue	388	478
Gross profit	1,723	2,831
Operating expenses	1,472	2,201
Operating income	$251	$630

Mobile Services	Quarter Ended March 31,
	2022	2021
Revenue	$5,640	$5,980
Cost of revenue	1,045	1,492
Gross profit	4,595	4,488
Operating expenses	6,666	6,145
Operating loss	$(2,071)	$(1,657)

Games	Quarter Ended March 31,
	2022	2021
Revenue	$5,525	$6,599
Cost of revenue	1,295	1,705
Gross profit	4,230	4,894
Operating expenses	3,999	5,098
Operating income (loss)	$231	$(204)

Corporate	Quarter Ended March 31,
	2022	2021
Cost of revenue	$8	$4
Operating expenses	3,360	4,960
Operating loss	$(3,368)	$(4,964)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended March 31,
	2022	2021
United States	$8,187	$9,932
Europe	2,107	2,230
Rest of the World	2,982	3,726
Total net revenue	$13,276	$15,888
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	March 31, 2022	December 31, 2021
United States	$14,098	$14,402
Europe	7,057	6,682
Rest of the World	1,228	1,354
Total long-lived assets	$22,383	$22,438

Note 12.	Related Party Transactions
As of March 31, 2022, we owned approximately 45% of the issued and outstanding stock of Scener, Inc. and account for our investment using the equity method of accounting. The Scener platform enables users to watch shows and movies socially from any major streaming platform. We deconsolidated Scener effective June 30, 2021 after RealNetworks no longer had a controlling interest in Scener. We recorded our share of losses of Scener, net of dilution gains, of $0.2 million for the quarter ended March 31, 2022. These amounts are recorded in Loss on equity and other investments, net, on the consolidated statement of operations.

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
•the continuation and expected nature of certain customer and third party distributor relationships, including the U.S. government and the large, third party platforms that host our applications;
•impacts of competition and certain customer and third party distributor relationships on the future financial performance and growth of our businesses;
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
RealNetworks allocates to its Consumer Media, Mobile Services, and Games reportable segments certain corporate expenses which are directly attributable to supporting these businesses, including, but not limited, to a portion of finance, IT, legal, human resources and headquarters facilities. Remaining expenses, which are not directly attributable to supporting these businesses, are reported as corporate items. These corporate items also include restructuring charges and stock compensation expense.
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
Financial Results
As of March 31, 2022, we had $21.8 million in unrestricted cash and cash equivalents, compared to $27.1 million as of December 31, 2021. The 2022 decrease in cash and cash equivalents compared to the prior year end amount was primarily due to our ongoing cash used in operating activities, which totaled $5.0 million for the first three months of 2022.
Condensed consolidated results were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Total revenue	$13,276	$15,888	$(2,612)	(16)%
Cost of revenue	2,736	3,679	(943)	(26)%
Gross profit	10,540	12,209	(1,669)	(14)%
Gross margin	79%	77%	2%
Operating expenses	15,497	18,404	(2,907)	(16)%
Operating loss	$(4,957)	$(6,195)	$1,238	20%
In the first quarter of 2022, our total consolidated revenue decreased $2.6 million as compared with the prior-year period. The decrease was due to lower revenues in our Consumer Media, Games, and Mobile Services segments of $1.2 million, $1.1 million, and $0.3 million, respectively. See below for further information regarding fluctuations by segment.
Cost of revenue decreased by $0.9 million for the quarter ended March 31, 2022 as compared with the prior-year period, due to decreases in our Games, Mobile Services, and Consumer Media segments of $0.4 million, $0.4 million, and $0.1 million, respectively.
Operating expenses decreased by $2.9 million in the quarter ended March 31, 2022 as compared with the prior-year period. The decrease was primarily due to lower restructuring charges of $2.9 million, lower salaries and people-related costs of $0.6 million, and lower marketing fees of $0.4 million. These decreases were partially offset by the $1.0 million benefit in the first quarter of 2021 related to the fair value adjustment of the contingent consideration liability, for which no adjustment was recognized in the first quarter of 2022 as the liability was settled in the second quarter of 2021.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$2,111	$3,309	$(1,198)	(36)%
Cost of revenue	388	478	(90)	(19)%
Gross profit	1,723	2,831	(1,108)	(39)%
Gross margin	82%	86%	(4)%
Operating expenses	1,472	2,201	(729)	(33)%
Operating income (loss)	$251	$630	$(379)	NM
Total Consumer Media revenue for the quarter ended March 31, 2022 decreased $1.2 million as compared to the same quarter in 2021. The decrease was due to lower software license revenues, lower subscription service revenues, and lower product sales.
Software License
In the quarter ended March 31, 2022, the decrease in software license revenue of $0.9 million was primarily due to the timing of contract renewals and shipments to existing customers.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our legacy subscription products, which we expect to continue.
Product Sales
The decrease in product sales of $0.3 million was primarily due to lower RealPlayer Plus sales during the first quarter of 2022.
Cost of revenue for the three months ended March 31, 2022 decreased $0.1 million compared with the prior-year period, primarily due to reductions in salaries and people-related expenses due to lower headcount.
Operating expenses decreased $0.7 million as compared with the prior-year period, primarily due to Scener costs incurred in the prior-year period. Scener was deconsolidated from RealNetworks, Inc. as of June 30, 2021.
Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$5,640	$5,980	$(340)	(6)%
Cost of revenue	1,045	1,492	(447)	(30)%
Gross profit	4,595	4,488	107	2%
Gross margin	81%	75%	6%
Operating expenses	6,666	6,145	521	8%
Operating loss	$(2,071)	$(1,657)	$(414)	(25)%
Total Mobile Services revenue decreased by $0.3 million in the quarter ended March 31, 2022 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $0.5 million, partially offset by an increase in software license revenues of $0.1 million.
Software License
For our software license revenue, the increase in revenue for the quarter ended March 31, 2022 as compared to the prior-year period was primarily due to higher sales of our SAFR product.

Subscription Services
The decline in our subscription service revenue of $0.5 million in the quarter ended March 31, 2022 as compared to the prior-year period is primarily due to lower revenues from our messaging platform business of $0.4 million.
Cost of revenue decreased by $0.4 million in the quarter ended March 31, 2022 compared with the prior-year period, primarily due to reductions in salaries and people-related costs due to lower headcount.
Operating expenses increased by $0.5 million for the quarter ended March 31, 2022 compared with the prior-year period primarily due to higher professional fees of $0.2 million, driven by AI-based growth initiatives, higher marketing expense, and higher infrastructure costs.
Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$5,525	$6,599	$(1,074)	(16)%
Cost of revenue	1,295	1,705	(410)	(24)%
Gross profit	4,230	4,894	(664)	(14)%
Gross margin	77%	74%	3%
Operating expenses	3,999	5,098	(1,099)	(22)%
Operating income (loss)	$231	$(204)	$435	NM
Total Games revenue decreased by $1.1 million for the quarter ended March 31, 2022 as compared with the prior-year period primarily due to a decrease of $0.8 million in product sales revenue, and lower subscription service revenue of $0.3 million.
Subscription Services
Our subscription sales decreased $0.3 million as a result of fewer subscribers in the first quarter of 2022.
Product Sales
Our product sales decreased $0.8 million as a result of lower in-game purchases compared to the prior-year period.
Cost of revenue decreased $0.4 million in the quarter ended March 31, 2022 when compared to the prior-year period due to lower app store fees.
Operating expenses decreased $1.1 million in the quarter ended March 31, 2022 when compared with the prior-year period primarily due to lower salaries and people-related costs due to lower headcount of $0.7 million, and lower marketing expenses.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Cost of revenue	$8	$4	$4	100%
Operating expenses	3,360	4,960	(1,600)	(32)%
Operating loss	$(3,368)	$(4,964)	$1,596	32%
Operating expenses decreased by $1.6 million in the quarter ended March 31, 2022 compared with the prior-year period, primarily due to a decrease of $2.9 million in restructuring charges. This decrease was partially offset by the $1.0 million benefit in 2021 related to the fair value adjustment of the contingent consideration liability, which was settled in the second quarter of 2021, and higher salaries and other people-related costs of $0.4 million.

Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Research and development	$5,798	$6,238	$(440)	(7)%
Sales and marketing	4,582	5,137	(555)	(11)%
General and administrative	4,827	4,898	(71)	(1)%
Fair value adjustments to contingent consideration liability	—	(1,040)	1,040	(100)%
Restructuring and other charges	290	3,171	(2,881)	(91)%
Total consolidated operating expenses	$15,497	$18,404	$(2,907)	(16)%
Research and development expenses decreased by $0.4 million in the quarter ended March 31, 2022 as compared with the prior-year period, primarily due to lower salaries and people-related costs.
Sales and marketing expenses decreased by $0.6 million in the quarter ended March 31, 2022 as compared with the prior-year period, primarily due to lower marketing expense.
General and administrative expenses decreased by $0.1 million in the quarter ended March 31, 2022 as compared with the prior-year period, primarily due to lower salaries and people-related costs.
The fair value adjustment to the contingent consideration liability was $1.0 million in the three months ended March 31, 2021. This liability was settled in the second quarter of 2021.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 8. Restructuring and Other Charges.
Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change
Interest expense	$(22)	$(95)	$73
Interest income	7	13	(6)
Loss on equity and other investments, net	(189)	(4,272)	4,083
Other income (expense), net	19	104	(85)
Total other expense, net	$(185)	$(4,250)	$4,065
For the quarter ended March 31, 2022, the Loss on equity and other investments, net, was $0.2 million. This amount is related to Scener as further discussed in Note 12. Related Party Transactions. The $4.3 million Loss on equity and other investments, net, for the quarter ended March 31, 2021 reflects unrealized losses on equity securities for the shares acquired from the sale of Napster in December 2020. These shares were acquired by a third-party in the first quarter of 2022.
The fluctuations in Other income (expense), net primarily relate to foreign exchange gains and losses.
Income Taxes
We recognized income tax expense of $0.1 million during each of the quarters ended March 31, 2022 and 2021 related to U.S. and foreign income taxes.
As of March 31, 2022, RealNetworks has $0.7 million in uncertain tax positions.

The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the first quarter of 2022. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter ended March 31, 2022, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the quarter ended March 31, 2022 was minimal.
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
New Accounting Pronouncements
See Note 2. Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this 10-Q.
Liquidity and Capital Resources
The following summarizes working capital, cash and cash equivalents, and restricted cash (in thousands):

	March 31, 2022	December 31, 2021
Working capital, excluding cash and cash equivalents	$(4,530)	$(3,952)
Cash and cash equivalents	21,775	27,109
Restricted cash equivalents	1,630	1,630
Cash and cash equivalents decreased from December 31, 2021 primarily due to cash used in operating activities, which totaled $5.0 million in the first three months of 2022.
As of March 31, 2022, approximately $6.7 million of the $21.8 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(4,973)	$(6,976)
Cash used in investing activities	(101)	(56)
Cash provided by (used in) financing activities	(19)	358
Cash used in operating activities was $2.0 million lower in the three months ended March 31, 2022 as compared to the same period in 2021, due to our lower operating loss recorded for the three months ended March 31, 2022 compared to the prior year period and to a lower amount of incremental cash used to fund the net change in working capital.
In each of the three months ended March 31, 2022 and 2021, cash used by investing activities consisted of fixed asset purchases of $0.1 million.
Cash used in financing activities for the three months ended March 31, 2022 was insignificant. Cash used in financing activities for the three months ended March 31, 2021 was $0.4 million. This cash inflow was due to proceeds from the issuance of common stock related to exercising of stock options, partially offset by tax payments for shares withheld upon vesting of restricted stock.
Two customers accounted for more than 10% of trade accounts receivable as of March 31, 2022, with the customers accounting for 20% and 10% each. One customer accounted for more than 10% of trade accounts receivable at December 31, 2021, with the customer accounting for 23% of trade accounts receivable. Two customers accounted for 25% of consolidated revenue, or $3.3 million, during the three months ended March 31, 2022, in the Mobile Services segment. Three customers accounted for 45% of consolidated revenue, or $7.3 million, during the three months ended March 31, 2021, in the Mobile Services segment.
While we currently have no planned significant capital expenditures for the remainder of 2022 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.

RealNetworks is a party to a Loan Agreement with a third-party financial institution for a revolving line of credit, as discussed in Note 7. Debt. Under the Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. At March 31, 2022, we had no outstanding draws on the revolving line of credit.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting estimates are discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2021.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of March 31, 2022 would not result in a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 10. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

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
The trading price for our common stock has been in steady decline for many years, though, particularly more recently, has also been vulnerable to significant volatility caused by general market conditions or unusual stock-specific trading activity. There can be no assurance that our common stock will not experience additional, and potentially more significant, volatility in the future caused by unpredictable external factors, including due to the broad range of causes described in these risk factors. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us or our consumers, our operating results may fluctuate or decline from period to period, which may contribute to weakness or volatility in our stock price. For example, the timing of contract signing and the rules for revenue recognition in our SAFR business produce results that are inherently variable and difficult to predict. Our results from this business are likely to be volatile and may not reflect a steady pace of growth, which could result in fluctuations in our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, our published guidance, or analyst expectations, again causing weakness and volatility in our stock price and/or the trading volume of our shares. Compounding these internal factors are external factors, such as the significant instability in global financial markets experienced during the COVID-19 pandemic, that will impact our operating results and stock price, potentially driving our stock price to record lows as occurred in 2020 or to significant activity levels as occurred in early 2021, and rising inflation, that affects our ability to control our costs, including employee wages and benefits and other operating expenses.
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
The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq during the 180-day compliance period. Our Board of Directors is considering the implementation of various measures intended to support compliance. In the event that we do not regain compliance by this date, we may be eligible for a second compliance period pursuant to Nasdaq’s rules.
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
•local labor disputes;
•changes in trading policies, regulatory requirements, tariffs and other barriers, or the termination or renegotiation of existing trade agreements including as a result of U.S. and other sanctions against Russia as a result of Russia's invasion of Ukraine;
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
Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, cultural differences, local economic conditions, outbreak of diseases, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is typically the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates may result in lower reported revenue or net assets in future periods. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed. As another example, the COVID-19 pandemic has resulted in travel and work restrictions globally, and may further disrupt our ability to produce and sell products. As a result of the ongoing remote work environment, we face continued challenges in marketing new products, which in the past have relied on the intangible benefits of an in-person demo and sales experience. We continue to monitor the impacts of the pandemic to our business, as well as rapidly evolving expectations regarding its severity and duration. We are unable to predict the full effects of this pandemic on our operations and financial results. Additionally, we face uncertainty from the collateral effects of sanctions and other actions taken against Russia as a result of Russia's invasion of Ukraine. While our direct business with customers in Russia is not material, the macroeconomic effects of sanctions or other actions against Russia now or in the future could negatively affect our business. These effects include increases in the cost of energy and in inflation generally.
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

Dated: May 5, 2022

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