Form 10-Q
period 2022-06-30
REALNETWORKS INC
filed 2022-08-12
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
The number of shares of the registrant’s Common Stock outstanding as of July 22, 2022 was 47,343,993.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,352	$27,109
Trade accounts receivable, net of allowances of $311 and $299	8,283	9,556
Deferred costs, current portion	7	49
Investments	—	1,755
Prepaid expenses and other current assets	4,229	3,166
Total current assets	26,871	41,635
Equipment, software, and leasehold improvements, at cost:
Equipment and software	23,731	29,464
Leasehold improvements	1,708	2,750
Total equipment, software, and leasehold improvements	25,439	32,214
Less accumulated depreciation and amortization	24,252	30,744
Net equipment, software, and leasehold improvements	1,187	1,470
Operating lease assets	3,656	3,992
Restricted cash equivalents	1,630	1,630
Other assets	2,940	2,878
Deferred tax assets, net	652	727
Goodwill	16,503	16,976
Total assets	$53,439	$69,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,591	$2,578
Accrued and other current liabilities	10,929	13,286
Deferred revenue, current portion	2,378	2,614
Total current liabilities	14,898	18,478
Deferred revenue, non-current portion	26	183
Deferred tax liabilities, net	1,065	1,132
Long-term lease liabilities	2,033	2,300
Other long-term liabilities	7	1,142
Total liabilities	18,029	23,235
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2022 and 2021	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 47,342 shares in 2022 and 47,257 shares in 2021	47	47
Additional paid-in capital	679,247	678,381
Accumulated other comprehensive loss	(62,688)	(61,520)
Accumulated deficit	(581,204)	(570,843)
Total equity	35,410	46,073
Total liabilities and equity	$53,439	$69,308
.
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$11,856	$14,561	$25,132	$30,449
Cost of revenue	2,705	3,572	5,441	7,251
Gross profit	9,151	10,989	19,691	23,198
Operating expenses:
Research and development	5,332	6,330	11,130	12,568
Sales and marketing	4,502	5,259	9,084	10,396
General and administrative	4,071	4,376	8,898	9,274
Fair value adjustments to contingent consideration liability	—	—	—	(1,040)
Restructuring and other charges	165	718	455	3,889
Total operating expenses	14,070	16,683	29,567	35,087
Operating loss	(4,919)	(5,694)	(9,876)	(11,889)
Other income (expenses):
Interest expense	(22)	(24)	(44)	(119)
Interest income	7	7	14	20
Loss on equity and other investments, net	(410)	(569)	(599)	(4,841)
Gain on forgiveness of Paycheck Protection Program loan	—	2,897	—	2,897
Other income, net	268	1,916	287	2,020
Total other income (expenses), net	(157)	4,227	(342)	(23)
Loss before income taxes	(5,076)	(1,467)	(10,218)	(11,912)
Income tax expense	60	18	143	127
Net loss including noncontrolling interests	(5,136)	(1,485)	(10,361)	(12,039)
Net loss attributable to noncontrolling interests	—	(138)	—	(244)
Net loss attributable to RealNetworks	$(5,136)	$(1,347)	$(10,361)	$(11,795)

Net loss per share attributable to RealNetworks- Basic	$(0.11)	$(0.03)	$(0.22)	$(0.28)
Net loss per share attributable to RealNetworks- Diluted	$(0.11)	$(0.03)	$(0.22)	$(0.28)
Shares used to compute basic net loss per share	47,316	44,284	47,296	41,409
Shares used to compute diluted net loss per share	47,316	44,284	47,296	41,409

Comprehensive loss:
Foreign currency translation adjustments	(936)	106	(1,168)	(430)
Total other comprehensive loss	(936)	106	(1,168)	(430)
Net loss including noncontrolling interests	(5,136)	(1,485)	(10,361)	(12,039)
Comprehensive loss including noncontrolling interests	(6,072)	(1,379)	(11,529)	(12,469)
Comprehensive loss attributable to noncontrolling interests	—	(138)	—	(244)
Comprehensive loss attributable to RealNetworks	$(6,072)	$(1,241)	$(11,529)	$(12,225)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,361)	$(12,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	397
Stock-based compensation	1,062	1,271
Loss on equity and other investments, net	599	4,841
Foreign currency gain	(275)	(15)
Fair value adjustments to contingent consideration liability	—	(1,040)
Loss on impairment of operating lease assets	—	2,461
Gain on deconsolidation of subsidiary	—	(1,961)
Gain on forgiveness of Paycheck Protection Program loan	—	(2,897)
Net change in certain operating assets and liabilities:
Trade accounts receivable	1,150	(2,698)
Prepaid expenses, operating lease and other assets	705	703
Accounts payable	(942)	210
Accrued, lease and other liabilities	(3,752)	(138)
Net cash used in operating activities	(11,420)	(10,905)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(161)	(131)
Deconsolidation of subsidiary	—	(836)
Other	(595)	—
Net cash used in investing activities	(756)	(967)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	—	534
Proceeds from equity offering, net of costs	—	20,114
Tax payments from shares withheld upon vesting of restricted stock	(22)	(117)
Payment of contingent consideration liability	—	(2,500)
Net cash provided by (used in) financing activities	(22)	18,031
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(559)	(239)
Net decrease in cash, cash equivalents and restricted cash	(12,757)	5,920
Cash, cash equivalents and restricted cash, beginning of period	28,739	25,570
Cash, cash equivalents and restricted cash, end of period	$15,982	$31,490
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	95	1	58	—	—	59	—	59
Issuance of common stock from equity offering, net of costs	—	—	8,250	8	20,106	—	—	20,114	—	20,114
Stock-based compensation	—	—	—	—	435	—	—	435	—	435
Foreign currency translation adjustments	—	—	—	—	—	106	—	106	—	106
Deconsolidation of subsidiary	—	—	—	—	99	—	—	99	506	605
Net loss	—	—	—	—	—	—	(1,347)	(1,347)	(138)	(1,485)
Balances, June 30, 2021	8,065	$8	46,998	$47	$677,498	$(61,071)	$(560,657)	$55,825	$—	$55,825

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2022	8,065	$8	47,257	$47	$678,381	$(61,520)	$(570,843)	$46,073	$—	$46,073
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	67	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—	—	—	—	(232)	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(5,225)	(5,225)	—	(5,225)
Balances, March 31, 2022	8,065	$8	47,324	$47	$678,884	$(61,752)	$(576,068)	$41,119	$—	$41,119
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	18	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	367	—	—	367	—	367
Foreign currency translation adjustments	—	—	—	—	—	(936)	—	(936)	—	(936)
Net loss	—	—	—	—	—	—	(5,136)	(5,136)	—	(5,136)
Balances, June 30, 2022	8,065	$8	47,342	$47	$679,247	$(62,688)	$(581,204)	$35,410	$—	$35,410

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2022 and 2021

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
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Liquidity and Capital Resources. The Company continues to incur operating losses, including net operating losses of $4.9 million and $9.9 million for the three and six months ended June 30, 2022, respectively. The Company had an accumulated deficit of $581.2 million and $570.8 million as of June 30, 2022 and December 31, 2021, respectively. Our unrestricted cash and cash equivalents balance was $14.4 million as of June 30, 2022. We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. Moreover, our operating forecast is partly dependent on factors that are outside of our control, including the ongoing effects of the coronavirus pandemic and related impacts on global commerce and financial markets. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the date of this filing. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We intend to use our existing unrestricted cash balances to fund our short-term working capital needs. We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
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
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended June 30, 2022			Six Months Ended June 30, 2022
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,393	$879	$—	$2,380	$2,410	$—
Subscription Services	710	3,578	2,116	1,452	7,687	4,335
Product Sales	144	—	1,986	307	—	4,363
Advertising and Other	252	—	798	471	—	1,727
Total	$2,499	$4,457	$4,900	$4,610	$10,097	$10,425

	Quarter Ended June 30, 2021			Six Months Ended June 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$841	$1,931	$—	$2,716	$3,322	$—
Subscription Services	793	4,425	2,431	1,611	9,014	4,959
Product Sales	330	—	2,830	768	—	5,993
Advertising and Other	97	—	883	275	—	1,791
Total	$2,061	$6,356	$6,144	$5,370	$12,336	$12,743
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended June 30, 2022			Six Months Ended June 30, 2022
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,645	$4,390	$905	$2,851	$9,961	$2,008
Direct to Consumer	854	67	3,995	1,759	136	8,417
Total	$2,499	$4,457	$4,900	$4,610	$10,097	$10,425

	Quarter Ended June 30, 2021			Six Months Ended June 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$938	$6,270	$977	$2,991	$12,155	$2,038
Direct to Consumer	1,123	86	5,167	2,379	181	10,705
Total	$2,061	$6,356	$6,144	$5,370	$12,336	$12,743
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of June 30, 2022 and December 31, 2021, our balance of long-term accounts receivable was $0.3 million and $0.2 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2021 to June 30, 2022 is primarily due to the timing of expected cash receipts. During the quarter and six months ended June 30, 2022, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of June 30, 2022 and December 31, 2021, we had a deferred revenue balance of $2.4 million and $2.8 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the six months ended June 30, 2022 and 2021, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive loss includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stock-based compensation expense	$367	$435	$1,062	$1,271
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.77%	0.59%	2.45%	0.50%
Expected life (years)	4.0	3.9	4.0	3.9
Volatility	85%	71%	85%	71%
The total stock-based compensation amounts for 2022 and 2021 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Included in the expense for the six months ended June 30, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of June 30, 2022, there was $1.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	June 30, 2022				June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,352	$—	$—	$14,352	$14,352
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$15,982	$—	$—	$15,982	$15,982

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2021				December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27,109	$—	$—	$27,109	$27,109
Investments	—	—	1,755	1,755	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$28,739	$—	$1,755	$30,494	N/A
Restricted cash equivalents as of June 30, 2022 and December 31, 2021 primarily relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 7. Debt for additional details.
Investments as of December 31, 2021 were comprised of Napster Group PLC ordinary shares received as a portion of the consideration from the disposition of our stake in Rhapsody International Inc. (doing business as Napster), which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of December 31, 2021. In the first quarter of 2022 these shares were acquired by a third party and we recorded the consideration expected to be received within Prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2022. In the second quarter of 2022, we received cash proceeds of $1.4 million, with the remaining $0.4 million expected to be received and recorded within Prepaid expenses and other current assets on our condensed consolidated balance sheet as of June 30, 2022.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Other than those discussed in Note 8. Restructuring and Other Charges, during the six months ended June 30, 2022 and 2021, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Royalties and other fulfillment costs	$606	$1,189
Employee compensation, commissions and benefits	4,648	5,761
Sales, VAT and other taxes payable	807	1,056
Operating lease liabilities	1,870	2,113
Other	2,998	3,167
Total accrued and other current liabilities	$10,929	$13,286

Note 7.	Debt
In February 2021, we entered into an amendment to our existing Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the amended Loan Agreement, the bank extended a revolving line of credit (Revolver) whereby the borrowing base is comprised of eligible accounts receivable and direct to consumer deposits. Borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $1.5 million unrestricted cash at the bank. The Revolver matured August 1, 2022. The Company is currently in negotiations to extend or replace the Revolver with a comparable facility.
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees are being amortized over the term of the credit agreement. The unamortized fees were insignificant at June 30, 2022 and are included in Deferred costs, current portion on our condensed consolidated balance sheets.

Note 8.	Restructuring and Other Charges
Restructuring and other charges in 2022 and 2021 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the six months ended June 30, 2022	$444	$11	$455
Costs incurred and charged to expense for the six months ended June 30, 2021	$1,161	$2,728	$3,889
During the six months ended June 30, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2021	$316	$1,475	$1,791
Costs incurred and charged to expense for the six months ended June 30, 2022, excluding noncash charges	444	—	444
Cash payments	(445)	(1,050)	(1,495)
Accrued liability at June 30, 2022	$315	$425	$740

Note 9.	Loss Per Share
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to RealNetworks	$(5,136)	$(1,347)	$(10,361)	$(11,795)

Weighted average common shares outstanding used to compute basic EPS	47,316	44,284	47,296	41,409
Dilutive effect of stock based awards and Series B Preferred Stock	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	47,316	44,284	47,296	41,409

Net loss per share attributable to RealNetworks- Basic	$(0.11)	$(0.03)	$(0.22)	$(0.28)
Net loss per share attributable to RealNetworks- Diluted	$(0.11)	$(0.03)	$(0.22)	$(0.28)
During the quarter and six months ended June 30, 2022, 8.5 million and 8.2 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and six months ended June 30, 2021, 4.2 million and 4.4 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarters and six months ended June 30, 2022 and 2021, the 8.1 million shares of Series B Preferred Stock outstanding were excluded from the calculation of diluted EPS because of their antidilutive effect.

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
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter. We have a liability accrued related to this matter as of June 30, 2022, at the low end of the range of outcomes, for an immaterial amount. Because of the uncertainty of this matter, it is reasonably possible that the estimated amount of the liability recorded will change in the near term.

Note 11.	Segment Information
We manage our business and report revenue and operating income (loss) in three segments: (1) Consumer Media, which includes licensing of our codec technology and our PC-based RealPlayer products, including RealPlayer Plus and related products; (2) Mobile Services, which includes our SaaS services, our integrated RealTimes® platform which is sold to mobile carriers and our computer vision platform, SAFR; and (3) Games, which includes all our games-related businesses, including sales of in-game virtual goods, mobile games and games licenses, games subscription services, and in-game advertising and advertising on game sites.
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

Segment results for the quarters and six months ended June 30, 2022 and 2021 (in thousands):

Consumer Media	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,499	$2,061	$4,610	$5,370
Cost of revenue	432	497	820	975
Gross profit	2,067	1,564	3,790	4,395
Operating expenses	1,397	2,332	2,869	4,533
Operating income	$670	$(768)	$921	$(138)

Mobile Services	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,457	$6,356	$10,097	$12,336
Cost of revenue	965	1,517	2,010	3,009
Gross profit	3,492	4,839	8,087	9,327
Operating expenses	6,510	6,332	13,176	12,477
Operating loss	$(3,018)	$(1,493)	$(5,089)	$(3,150)

Games	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,900	$6,144	$10,425	$12,743
Cost of revenue	1,300	1,552	2,595	3,257
Gross profit	3,600	4,592	7,830	9,486
Operating expenses	3,826	4,849	7,825	9,947
Operating income (loss)	$(226)	$(257)	$5	$(461)

Corporate	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$8	$6	$16	$10
Operating expenses	2,337	3,170	5,697	8,130
Operating loss	$(2,345)	$(3,176)	$(5,713)	$(8,140)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$8,237	$9,209	$16,424	$19,141
Europe	1,935	2,361	4,042	4,591
Rest of the World	1,684	2,991	4,666	6,717
Total net revenue	$11,856	$14,561	$25,132	$30,449
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	June 30, 2022	December 31, 2021
United States	$13,774	$14,402
Europe	6,478	6,682
Rest of the World	1,094	1,354
Total long-lived assets	$21,346	$22,438

Note 12.	Related Party Transactions
As of June 30, 2022, we owned approximately 48% of the issued and outstanding stock of Scener and account for our investment using the equity method of accounting. The Scener platform enables users to watch shows and movies socially from any major streaming platform. We deconsolidated Scener effective June 30, 2021 after RealNetworks no longer had a controlling interest in Scener. We recorded our share of losses of Scener, net of dilution gains and losses, of $0.4 million and $0.6 million for the quarter and six months ended June 30, 2022. These amounts are recorded in Loss on equity and other investments, net, on the condensed consolidated statement of operations. In the second quarter of 2022, RealNetworks invested $0.6 million of cash into Scener in exchange for additional preferred stock. Our investment in Scener as of June 30, 2022 was $2.1 million and was included in Other assets on the condensed consolidated balance sheet. Since its inception, Scener has continued to record operating losses.

Note 13.	Subsequent Events
The Company evaluated subsequent events occurring after June 30, 2022 through the date of filing of this Quarterly Report on Form 10-Q in which these financial statements are included, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.
Merger Agreement
On July 27, 2022, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Robert Glaser, the Company's Chairman and Chief Executive Officer, Greater Heights LLC, a Washington limited liability company (Greater Heights), an entity controlled by Mr. Glaser, and Greater Heights Acquisition LLC, a Washington limited liability company and wholly owned subsidiary of Greater Heights (Merger Sub). Mr. Glaser and his affiliates currently hold approximately 39% of the Company’s outstanding common stock
In accordance with the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly owned subsidiary of Greater Heights (the Merger). At the effective time of the Merger, (i) each share of the Company’s Common Stock issued and outstanding as of immediately prior to such effective time of the Merger, other than shares held by Robert Glaser and certain of his affiliates (the Founder Shareholders) and any dissenting shares of the Company’s Common Stock (which, for the avoidance of doubt, will be cancelled and retired without any consideration therefor), will be cancelled and retired and converted into the right to receive cash in an amount equal to $0.73, without interest and subject to any applicable withholding taxes (Merger Consideration) (ii) each issued and outstanding Company stock option will be cancelled and converted into the right to receive the Merger Consideration (less the aggregate exercise price for such Company stock options and applicable taxes), (iii) each vested Company RSU will be cancelled and converted into the right to receive the Merger Consideration less any applicable taxes, and (iv) all unvested Company equity awards under any Company stock plan will be treated in accordance with the terms of the applicable stock plan and form of award issued thereunder.
The closing of the Merger is subject to, among other conditions (i) adoption of the Merger Agreement and approval of the Merger by (A) holders of a majority of the issued and outstanding shares of Company Common Stock and Company Preferred Stock, each voting as a separate class, and (B) holders of a majority of the issued and outstanding shares of Company Common Stock held by shareholders other than the Founder Shareholders, (ii) the Company delivering evidence of Amendment No. 1 (defined below) and (iii) not more than 15% of the Company Common Stock outstanding as of immediately prior to the effective time of the Merger being dissenting shares. Consummation of the Merger is also subject to certain other closing conditions, including the accuracy of each party’s representation and warranties and each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects and that since the date of the Merger Agreement there shall not have occurred a material adverse effect that is continuing. The Merger Agreement does not include a financing condition.
The Merger Agreement provides that the Company may not solicit takeover proposals provided that the Company, may provide information to, and may engage or participate in discussions or negotiations, with respect to an unsolicited takeover proposal that the Company’s Board has determined, in good faith and after consultation with its financial advisors and outside legal counsel, individually or in the aggregate with any other unsolicited takeover proposals, constitutes or could reasonably be expected to result in a superior proposal.
The Company and Greater Heights may mutually agree to terminate the Merger Agreement. Additionally, the Merger Agreement contains other termination rights exercisable by the Company and Greater Heights. If the Merger Agreement is terminated under certain circumstances, the Company could be required to pay Greater Heights a termination fee equal to one of (i) $1,043,971, (ii) $521,985.50 or (iii) the lesser of (A) Greater Heights’s fees and expenses incurred in connection with the Merger Agreement and the Merger and (B) $500,000.
We anticipate the Merger to close in the fourth quarter of 2022, subject to, among other things, the satisfaction (or waiver) of the conditions set forth above.

Rights Plan
The Company’s Board of Directors originally adopted the Second Amended and Restated Shareholder Rights Plan (Rights Plan) to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15 percent or more of the shares of our common stock without the approval of the Company’s Board of Directors. As a result, the overall effect of the Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Company’s Board of Directors. However, neither the Rights Plan nor the Rights will interfere with the Merger because on July 27, 2022, in connection with the Merger Agreement, the Company's Board of Directors approved an amendment to the Rights Plan to exempt the Merger.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this report that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:
•the potential impact of, and any potential developments related to, the proposed Merger, including the risk that the conditions to the consummation of the Merger are not satisfied or waived, litigation challenging the Merger, the impact on our stock price, business, financial condition and results of operations if the Merger is not consummated, and the potential negative impact to our business and employee relationships due to the Merger;
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
Pending Merger
On July 27, 2022, the Company entered into the Merger Agreement with Greater Heights and Merger Sub. Mr. Glaser and his affiliates currently hold approximately 39% of the Company’s outstanding common stock. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of conditions set forth therein and in accordance with applicable law, the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger and as a wholly owned subsidiary of Greater Heights. At the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding as of immediately prior to such effective time of the Merger, other than shares held by the Founder Shareholders and any dissenting shares of the Company’s Common Stock (which, for the avoidance of doubt, will be cancelled and retired without any consideration therefor), will be cancelled and retired and converted into the right to receive cash in an amount equal to $0.73, without interest and subject to any applicable withholding taxes (subject to certain terms and conditions set forth in the Merger Agreement).

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders. The transaction is expected to close during the fourth quarter of 2022.
For a summary of the proposed merger, see Note 13. Subsequent Events to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q and our Form 8-K filed with the SEC on July 28, 2022.
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
Financial Results
As of June 30, 2022, we had $14.4 million in unrestricted cash and cash equivalents, compared to $27.1 million as of December 31, 2021. The 2022 decrease in cash and cash equivalents compared to the prior year end amount was primarily due to our ongoing cash used in operating activities, which totaled $11.4 million for the first six months of 2022.
Condensed consolidated results were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenue	$11,856	$14,561	$(2,705)	(19)%	$25,132	$30,449	$(5,317)	(17)%
Cost of revenue	2,705	3,572	(867)	(24)%	5,441	7,251	(1,810)	(25)%
Gross profit	9,151	10,989	(1,838)	(17)%	19,691	23,198	(3,507)	(15)%
Gross margin	77%	75%			78%	76%
Operating expenses	14,070	16,683	(2,613)	(16)%	29,567	35,087	(5,520)	(16)%
Operating loss	$(4,919)	$(5,694)	$775	14%	$(9,876)	$(11,889)	$2,013	17%
In the second quarter of 2022, our total consolidated revenue decreased $2.7 million as compared with the prior-year period. The decrease was due to lower revenues in our Mobile Services and Games segments of $1.9 million, $1.2 million, respectively, offset in part by higher revenues in our Consumer Media segment of $0.4 million. See below for further information regarding fluctuations by segment.
Cost of revenue decreased by $0.9 million for the quarter ended June 30, 2022 as compared with the prior-year period, due to decreases in our Mobile Services, Games, and Consumer Media segments of $0.6 million, $0.3 million, and $0.1 million, respectively.
Operating expenses decreased by $2.6 million in the quarter ended June 30, 2022 as compared with the prior-year period. The decrease was primarily due to lower salaries and other people-related costs of $1.8 million, lower restructuring charges of $0.6 million, and lower marketing fees of $0.4 million.
For the six months ended June 30, 2022, our total consolidated revenue decreased $5.3 million as compared with the year-earlier period. The decrease was due primarily to lower revenues in our Games, Mobile Services, and Consumer Media segments of $2.3 million, $2.2 million and $0.8 million, respectively.
Cost of revenue decreased by $1.8 million for the six months ended June 30, 2022 as compared with the year-earlier period, primarily due to decreases in our Mobile Services, Games and Consumer Media segments of $1.0 million, $0.7 million, and $0.2 million respectively.

Operating expenses decreased by $5.5 million in the six months ended June 30, 2022 as compared with the year-earlier period. The decrease was due primarily to lower restructuring charges of $3.4 million, lower salaries and other people-related costs of $2.4 million, and lower marketing expenses of $0.9 million. These decreases were partially offset by the $1.0 million benefit in the six months ended June 30, 2021 related to the fair value adjustment of the contingent consideration liability that was settled in the second quarter of 2021. The decreases were also offset by higher professional fees of $0.3 million.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$2,499	$2,061	$438	21%	$4,610	$5,370	$(760)	(14)%
Cost of revenue	432	497	(65)	(13)%	820	975	(155)	(16)%
Gross profit	2,067	1,564	503	32%	3,790	4,395	(605)	(14)%
Gross margin	83%	76%			82%	82%
Operating expenses	1,397	2,332	(935)	(40)%	2,869	4,533	(1,664)	(37)%
Operating income (loss)	$670	$(768)	$1,438	NM	$921	$(138)	$1,059	NM
Total Consumer Media revenue for the quarter ended June 30, 2022 increased $0.4 million as compared to the same quarter in 2021. The increase was due to higher software license revenues, offset in part by lower subscription service revenues, and lower product sales.
Software License
In the quarter ended June 30, 2022, the increase in software license revenue of $0.6 million was primarily due to a new contract effectuated in the current quarter.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our legacy subscription products, which we expect to continue.
Product Sales
The decrease in product sales of $0.2 million was primarily due to lower RealPlayer Plus sales during the first quarter of 2022.
Cost of revenue for the quarter ended June 30, 2022 decreased $0.1 million compared with the prior-year period, primarily due to reductions in salaries and other people-related expenses due to lower headcount.
Operating expenses for the quarter ended June 30, 2022 decreased $0.9 million as compared with the prior-year period, primarily due to Scener costs incurred in the prior-year period. Scener was deconsolidated from RealNetworks, Inc. as of June 30, 2021.
Total Consumer Media revenue for the six months ended June 30, 2022 decreased $0.8 million as compared to the same period in 2021. The decrease was due to lower software license revenues, lower subscription service revenues, and lower product sales.
Software License
For the six months ended June 30, 2022, the decrease in software license revenue of $0.3 million was due primarily to the timing of contract renewals.
Subscription Services
For our subscription services revenue, the $0.2 million decrease was primarily due to declines in our long-standing subscription products, which we expect to continue.
Product Sales
The decrease in product sales of $0.5 million was primarily due to lower RealPlayer Plus sales during the first six months of 2022.
Cost of revenue for the six months ended June 30, 2022 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in people expenses due to lower headcount.
Operating expenses for the six months ended June 30, 2022 decreased $1.7 million as compared with the year-earlier period, primarily due to Scener costs incurred in the prior-year period.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$4,457	$6,356	$(1,899)	(30)%	$10,097	$12,336	$(2,239)	(18)%
Cost of revenue	965	1,517	(552)	(36)%	2,010	3,009	(999)	(33)%
Gross profit	3,492	4,839	(1,347)	(28)%	8,087	9,327	(1,240)	(13)%
Gross margin	78%	76%			80%	76%
Operating expenses	6,510	6,332	178	3%	13,176	12,477	699	6%
Operating loss	$(3,018)	$(1,493)	$(1,525)	(102)%	$(5,089)	$(3,150)	$(1,939)	(62)%
Total Mobile Services revenue decreased by $1.9 million in the quarter ended June 30, 2022 compared with the prior-year period. The revenue decrease was primarily due to lower software license revenues of $1.1 million and lower subscription services revenues of $0.8 million.
Software License
For our software license revenue, the decrease in revenue for the quarter ended June 30, 2022 as compared to the prior-year period was due to lower sales of our SAFR product of $0.9 million.
Subscription Services
The decline in our subscription service revenue of $0.8 million in the quarter ended June 30, 2022 as compared to the prior-year period was primarily due to lower revenues from our ring back tones business.
Cost of revenue decreased by $0.6 million in the quarter ended June 30, 2022 compared with the prior-year period, primarily due to reductions in salaries and other people-related costs due to lower headcount.
Operating expenses increased by $0.2 million for the quarter ended June 30, 2022 compared with the prior-year period primarily due to our AI-based growth initiatives.
Total Mobile Services revenue decreased by $2.2 million in the six months ended June 30, 2022 compared with the prior-year period. The revenue decrease was due to lower subscription services revenues of $1.3 million, and lower software license revenues of $0.9 million.
Software License
For our software license revenue, the decrease in revenue for the six months ended June 30, 2022 as compared to the prior-year period was due primarily to lower sales of our SAFR product of $0.7 million.
Subscription Services
The decline in our subscription service revenue of $1.3 million in the six months ended June 30, 2022 as compared to the prior-year period was due primarily to lower revenues from our ringback tones business of $0.8 million and ICM messaging platform business of $0.6 million, offset in part by higher revenues from our KONTXT messaging platform business of $0.2 million.
Cost of revenue decreased by $1.0 million in the six months ended June 30, 2022 compared with the prior-year period, due primarily to reductions in salaries and other people-related costs due to lower headcount.
Operating expenses increased $0.7 million for the six months ended June 30, 2022 compared with the year-earlier period primarily due to our AI-based growth initiatives.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$4,900	$6,144	$(1,244)	(20)%	$10,425	$12,743	$(2,318)	(18)%
Cost of revenue	1,300	1,552	(252)	(16)%	2,595	3,257	(662)	(20)%
Gross profit	3,600	4,592	(992)	(22)%	7,830	9,486	(1,656)	(17)%
Gross margin	73%	75%			75%	74%
Operating expenses	3,826	4,849	(1,023)	(21)%	7,825	9,947	(2,122)	(21)%
Operating income (loss)	$(226)	$(257)	$31	12%	$5	$(461)	$466	NM
Total Games revenue decreased by $1.2 million for the quarter ended June 30, 2022 as compared with the prior-year period primarily due to a decrease of $0.8 million in product sales revenue, and lower subscription service revenue of $0.3 million.
Subscription Services
Our subscription sales decreased $0.3 million as a result of fewer subscribers in the second quarter of 2022.
Product Sales
Our product sales decreased $0.8 million as a result of lower in-game purchases compared to the prior-year period.
Cost of revenue decreased $0.3 million in the quarter ended June 30, 2022 when compared to the prior-year period due to lower app store fees.
Operating expenses decreased $1.0 million in the quarter ended June 30, 2022 when compared with the prior-year period primarily due to lower marketing expenses of $0.5 million and lower salaries and other people-related costs due to lower headcount of $0.4 million.
Total Games revenue decreased by $2.3 million for the six months ended June 30, 2022 as compared with the prior-year period primarily due to a decrease of $1.6 million in product sales revenue, and lower subscription service revenue of $0.6 million.
Subscription Services
Our subscription sales decreased $0.6 million as a result of fewer subscribers during the six months ended June 30, 2022 compared to the prior year period.
Product Sales
Our product sales decreased $1.6 million as a result of lower in-game purchases for the six months ended June 30, 2022 compared to the prior-year period.
Cost of revenue decreased $0.7 million in the six months ended June 30, 2022 when compared to the prior year period due to lower app store fees.
Operating expenses decreased $2.1 million in the six months ended June 30, 2022 when compared with the prior-year period due primarily to lower people-related costs of $0.9 million, lower marketing expenses of $0.9 million and lower professional service fees of $0.4 million.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$8	$6	$2	33%	$16	$10	$6	60%
Operating expenses	2,337	3,170	(833)	(26)%	5,697	8,130	(2,433)	(30)%
Operating loss	$(2,345)	$(3,176)	$831	26%	$(5,713)	$(8,140)	$2,427	30%
Operating expenses decreased by $0.8 million in the quarter ended June 30, 2022 compared with the prior-year period, due to lower salaries and other people-related costs of $0.7 million and lower restructuring costs of $0.6 million, offset in part by higher professional service fees of $0.6 million. The higher professional service fees are primarily due to the Company's engagement of legal and financial advisors who assisted the special committee of our Board of Directors in evaluating the unsolicited, non-binding acquisition proposal to acquire the Company by Mr. Glaser (the "acquisition proposal").
Operating expenses decreased by $2.4 million for the six months ended June 30, 2022 compared with the year-earlier period, primarily due to lower restructuring costs of $3.4 million and salaries and benefits of $0.6 million. These decreases were partially offset by the $1.0 million benefit in the six months ended June 30, 2021 related to the fair value adjustment of the contingent consideration liability, which was settled in the second quarter of 2021. The decreases were also offset by higher professional service fees of $0.8 million, primarily due to the acquisition proposal.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$5,332	$6,330	$(998)	(16)%	$11,130	$12,568	$(1,438)	(11)%
Sales and marketing	4,502	5,259	(757)	(14)%	9,084	10,396	(1,312)	(13)%
General and administrative	4,071	4,376	(305)	(7)%	8,898	9,274	(376)	(4)%
Fair value adjustments to contingent consideration liability	—	—	—	NM	—	(1,040)	1,040	(100)%
Restructuring and other charges	165	718	(553)	(77)%	455	3,889	(3,434)	(88)%
Total consolidated operating expenses	$14,070	$16,683	$(2,613)	(16)%	$29,567	$35,087	$(5,520)	(16)%
Research and development expenses decreased by $1.0 million in the quarter ended June 30, 2022 as compared with the prior-year period, primarily due to lower salaries and other people-related costs.
Research and development expenses decreased $1.4 million for the six months ended June 30, 2022 as compared with the year-earlier period, primarily due to a reduction in salaries and other people related costs.
Sales and marketing expenses decreased by $0.8 million in the quarter ended June 30, 2022 as compared with the prior-year period, due to lower marketing expense of $0.4 million and lower professional service fees of $0.3 million.
Sales and marketing expenses decreased $1.3 million for the six months ended June 30, 2022 as compared with the year-earlier period, primarily due to lower marketing expenses of $0.8 million and a $0.6 million decrease in professional service fees.
General and administrative expenses decreased by $0.3 million in the quarter ended June 30, 2022 as compared with the prior-year period, primarily due to lower salaries and other people-related costs of $0.9 million, offset in part by higher professional service fees of $0.5 million. The higher professional fees are primarily due to the acquisition proposal.
General and administrative expenses decreased by $0.4 million for the six months ended June 30, 2022 as compared with the year-earlier period, primarily due to lower people-related costs of $1.1 million, partially offset by higher professional service fees of $0.7 million. The higher professional fees are primarily due to the acquisition proposal.
The fair value adjustment to the contingent consideration liability was a $1.0 million benefit in the six months ended June 30, 2021. This liability was settled in the second quarter of 2021.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 8. Restructuring and Other Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Interest expense	$(22)	$(24)	$2	$(44)	$(119)	$75
Interest income	7	7	—	14	20	(6)
Loss on equity and other investments, net	(410)	(569)	159	(599)	(4,841)	4,242
Gain on forgiveness of Paycheck Protection Program loan	—	2,897	(2,897)	—	2,897	(2,897)
Other income, net	268	1,916	(1,648)	287	2,020	(1,733)
Total other income (expense), net	$(157)	$4,227	$(4,384)	$(342)	$(23)	$(319)
For the quarter and six months ended June 30, 2022, the Loss on equity and other investments, net, was $0.4 million and $0.6 million, respectively. These amounts are related to Scener as further discussed in Note 12. Related Party Transactions. The $4.8 million Loss on equity and other investments, net, for the six months ended June 30, 2021 reflects unrealized losses on equity securities for the shares acquired from the sale of Napster in December 2020. These shares were acquired by a third-party in the first quarter of 2022.
On June 30, 2021, we deconsolidated Scener, previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income, net on the condensed consolidated statement of operations. The remaining fluctuations in Other income (expense), net primarily relates to foreign exchange gains and losses.

Income Taxes
We recognized income tax expense of $0.1 million for the quarter ended June 30, 2022 related to U.S. and foreign income taxes. For the six months ended June 30, 2022 and 2021, income tax expense was $0.1 million.
As of June 30, 2022, RealNetworks has $0.7 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the second quarter of 2022. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and six months ended June 30, 2022, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the quarter ended June 30, 2022 was minimal.
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
Liquidity and Capital Resources
The following summarizes working capital, excluding cash and cash equivalents, cash and cash equivalents, and restricted cash equivalents (in thousands):

	June 30, 2022	December 31, 2021
Working capital, excluding cash and cash equivalents	$(2,379)	$(3,952)
Cash and cash equivalents	14,352	27,109
Restricted cash equivalents	1,630	1,630
Cash and cash equivalents decreased from December 31, 2021 primarily due to cash used in operating activities, which totaled $11.4 million in the first six months of 2022.

As of June 30, 2022, approximately $5.5 million of the $14.4 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(11,420)	$(10,905)
Cash used in investing activities	(756)	(967)
Cash provided by (used in) financing activities	(22)	18,031
Cash used in operating activities was $0.5 million higher in the six months ended June 30, 2022 as compared to the same period in 2021, due primarily to a higher amount of incremental cash used to fund the net change in working capital.
Cash used by investing activities for the six months ended June 30, 2022 included fixed asset purchases of $0.2 million. Also, for the six months ended June 30, 2022, cash used by investing activities included an investment of $0.6 million into Scener in exchange for additional preferred stock. Since its inception, Scener has continued to record operating losses. See Note 12. Related Party Transactions for additional information about Scener.
Cash used by investing activities for the six months ended June 30, 2021 consisted of fixed asset purchases of $0.1 million. Also, for the six months ended June 30, 2021, cash used by investing activities included the impact of the deconsolidation of Scener.
Cash used in financing activities for the six months ended June 30, 2022 was insignificant. Cash provided by financing activities for the six months ended June 30, 2021 was $18.0 million. This cash inflow was due to the net proceeds from the April 2021 equity offering of $20.1 million and $0.4 million issuance of common stock related to exercising of stock options, net of tax payments for shares withheld upon vesting of restricted stock, partially offset by the $2.5 million cash payment for settlement of the contingent consideration liability.
Two customers accounted for more than 10% of trade accounts receivable as of June 30, 2022, with the customers accounting for 22% and 10% each. One customer accounted for more than 10% of trade accounts receivable at December 31, 2021, with the customer accounting for 23% of trade accounts receivable. Two customers accounted for 27% of consolidated revenue, or $6.9 million, during the six months ended June 30, 2022. Three customers accounted for 38% of consolidated revenue, or $11.4 million, during the six months ended June 30, 2021.
While we currently have no planned significant capital expenditures for the remainder of 2022 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
RealNetworks is a party to a Loan Agreement with a third-party financial institution for a revolving line of credit, as discussed in Note 7. Debt. Under the Loan Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. At June 30, 2022, we had no outstanding draws on the Revolver. The Revolver matured August 1, 2022. The Company is currently in negotiations to extend or replace the Revolver with a comparable facility.
We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. However, our assessment is subject to inherent risks and uncertainties. Moreover, our operating forecast is partly dependent on factors that are outside of our control, including the ongoing effects of the coronavirus pandemic and related impacts on global commerce and financial markets. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months of the date of this filing.
We intend to use our existing unrestricted cash balances to fund our short-term working capital needs. We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
For our anticipated cash needs for working capital and capital expenditures beyond the next 12 months, we may seek to raise additional funds through public or private equity financing, or through other sources such as a new credit facility, or the renewal of the Revolver. Such sources of funding may or may not be available to us on commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of June 30, 2022 would not result in a material impact on our financial position, results of operations or cash flows.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
To date, we have had to change certain strategy and product plans in order to address implications of the pandemic to our businesses, in particular, to our growth initiatives. Although forced to furlough some employees in the early days of the pandemic, we were able to bring those employees back to work during the second quarter of 2020. We also reduced expenditures throughout 2020 in an effort to efficiently manage our businesses in the restricted and uncertain climate. We continue to face risk, however, related to fixed facilities costs given the uncertain post-pandemic future of the use of physical office space. In addition, the initial turmoil in financial markets contributed to significant downward pressure on our stock price early in the pandemic. In the ongoing remote work environment, we also face continued challenges in marketing new products, which in the past have relied on the intangible benefits of an in-person demo and sales experience. We cannot provide assurance that the actions we have taken will be sufficient, or that conditions will improve as the pandemic, including the emergence of variants of COVID-19 such as the delta and omicron variants, and reactions thereto, continue to evolve. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike. It is unclear how long any resurgence will last, how severe it will be, and what safety measures governments will impose in response to it.
The COVID-19 pandemic and the resultant economic instability and financial market turmoil has added complexity, uncertainty and risk to nearly all aspects of our business. We are unable to fully predict the near-term and long-term impacts that the pandemic will have on our results from operations, financial condition, liquidity and cash flows for fiscal year 2022 or beyond.
Risks Related to our Strategy
Our growth initiatives could take longer than planned, be unsuccessful, or deplete our cash resources, any of which would have a material adverse effect on the performance of our businesses and financial results, and could cause us to pursue additional debt or other funding sources.
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the potential impact of macroeconomic pressures, including high inflation rates and supply chain interruptions, and global pandemics. In addition, progress with our growth initiatives was and may continue to be negatively impacted by various reactions to the global outbreak of the coronavirus that causes COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.

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
In August 2019, RealNetworks and Napster entered into a loan agreement with a third-party financial institution. Following the December 2020 sale of Napster to MelodyVR Group PLC, the loan agreement was amended to remove Napster as a co-borrower and, among other modifications, to reduce the amount available under the revolving line of credit to a maximum of $6.5 million. The loan agreement, as amended, contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining a minimum unrestricted cash balance. We have not had a debt facility in our recent past, therefore the entry into this facility introduced new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit. The Revolver matured August 1, 2022. The Company is currently in negotiations to extend or replace the Revolver with a comparable facility. There is no guarantee that the Company and the third-party financial institution will be able to reach mutually agreeable terms of the extension or replacement.
In April 2020, following an assessment of eligibility and upon approval by our Board of Directors, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. RealNetworks applied for forgiveness of its PPP loan in January 2021, and received notice that the PPP loan was forgiven in June 2021.
The inability to obtain additional debt, whether through draws on the revolving line of credit, if extended, or through a new debt facility, or the need to raise funds through other means, could negatively impact our liquidity and ability to invest in our growth initiatives. Moreover, we could be compelled to consider funding that would impact our governance structure. Our pursuit of debt or other sources of liquidity could impair our financial results and stock price.
We need to successfully monetize our new products and services in order to sustain and grow our businesses, and manage our cash resources.
In order to sustain our current level of business and to implement our growth initiatives, we must successfully monetize our new products and services, including through existing and new relationships with distribution partners, establishing new sales channels, and managing new supply chains. Our digital media products and services must be attractive and useful to distribution partners and end users. The successful acceptance and monetization of these products and services, therefore, is subject to unpredictable and volatile factors beyond our control, including end-user preferences, competing products and services, the rapid pace of change in the market, the effectiveness of our distribution channels, macro-economic conditions, and significant global crises. Any failure by us to timely and accurately anticipate consumers’ changing needs and preferences, emerging technological trends and data privacy norms, or changes in the competitive or regulatory landscape for our products and services could result in a failure to monetize our new products or the loss of market opportunities, both of which we have experienced at various times in our past.
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
The trading price for our common stock has been in steady decline for many years, though, particularly more recently, has also been vulnerable to significant volatility caused by general market conditions or unusual stock-specific trading activity. There can be no assurance that our common stock will not experience additional, and potentially more significant, volatility in the future caused by unpredictable external factors, including due to the broad range of causes described in these risk factors. In addition, as a result of the rapidly changing markets in which we compete, and restructuring, impairment and other one-time events specific to us or our consumers, our operating results may fluctuate or decline from period to period, which may contribute to weakness or volatility in our stock price. For example, the timing of contract signing and the rules for revenue recognition in our SAFR business produce results that are inherently variable and difficult to predict. Our results from this business are likely to be volatile and may not reflect a steady pace of growth, which could result in fluctuations in our stock price. Moreover, the general difficulty in forecasting our operating results and identifying meaningful performance metrics, especially when factoring in our growth initiatives, could result in actual results that differ materially from expected results, our published guidance, or analyst expectations, again causing weakness and volatility in our stock price and/or the trading volume of our shares. Compounding these internal factors are external factors, such as the significant instability in global financial markets experienced during the COVID-19 pandemic, that will impact our operating results and stock price, potentially driving our stock price to record lows as occurred in 2020 or to significant activity levels as occurred in early 2021. More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. The global economy has slowed in recent periods, and the recent interest rate increases may result in further economic slowdowns, which could negatively affect our business and operating results.
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
Given our declining revenue and operating losses, including the COVID-19 pandemic and related impacts to global financial markets, management has concluded that substantial doubt exists concerning our ability to continue as a going concern.
Our unrestricted cash and cash equivalents balance at June 30, 2022 was $14.4 million, $5.5 million of which was held by our foreign subsidiaries, and our operating loss for the six months ended June 30, 2022 was $9.9 million. Due to our history of declining revenue and operating losses, as well as our near-term expectations of net negative cash flows from operating activities, including the COVID-19 pandemic and the impacts to global financial markets, management has concluded that substantial doubt is deemed to exist about the company’s ability to continue as a going concern through the next 12 months. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to improve cash flow by implementing some combination of the following: reduce operating expenses; improve working capital; sell businesses, product lines or assets; effectuate strategic alliances; efficiently repatriate cash; or obtain outside investment. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, inhibit our ability to obtain outside investment or strategic alliances.
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

Risks Related to Regulations and Other External Factors
Government regulation of the Internet, computer vision and facial recognition technologies, AI and other related technologies exposes us to regulatory risks and unfavorable developments resulting from any changes in the regulatory landscape or in the industry or broader market conditions in which RealNetworks operates.
We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services. These laws and regulations, which continue to evolve, cover taxation, user privacy, data collection and protection, cybersecurity, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, digital games distribution, AI technologies and services, broadband Internet access, and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, data protection, taxation and consumer protection apply or will be enforced with respect to the products and services we sell. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease our ability to offer or customer demand for our service offerings, resulting in lower revenue. Moreover, both in the U.S. and worldwide, obligations relating to privacy, data protection, and cybersecurity are rapidly evolving. Certain jurisdictions have and more jurisdictions may impose stricter laws relating to privacy, data protection or cybersecurity that may impact accepted business practices and impose obligations that may conflict with each other or may conflict with our policies, practices, or features of our products and services. For example, the European Union adopted the General Data Protection Regulation, or GDPR, effective as of May 2018 regarding the collecting, handling, and storage of personal data, and California has adopted the California Consumer Privacy Act of 2018 and will substantially expand privacy protection when the California Privacy Rights Act of 2020 goes into effect on January 1, 2023. We cannot provide assurance that the changes that we have adopted to our business practices will be compliant or that new compliance frameworks such as these or other obligations relating to privacy, data protection, or cybersecurity will not require us to modify our policies, practices, or features of our goods or services, results in claims, complaints, or demands of private parties or investigations, other proceedings by regulatory authorities, or fines or other liabilities, or otherwise have a negative impact on our financial results.
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
•local labor disputes;
•changes in trading policies, regulatory requirements, tariffs and other barriers, or the termination or renegotiation of existing trade agreements including as a result of U.S. and other sanctions against Russia as a result of the Russian conflict with Ukraine;
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
Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, cultural differences, local economic conditions, outbreak of diseases, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is typically the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates may result in lower reported revenue or net assets in future periods. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed. As another example, the COVID-19 pandemic has resulted in travel and work restrictions globally, and may further disrupt our ability to produce and sell products. As a result of the ongoing remote work environment, we face continued challenges in marketing new products, which in the past have relied on the intangible benefits of an in-person demo and sales experience. We continue to monitor the impacts of the pandemic to our business, as well as rapidly evolving expectations regarding its severity and duration. We are unable to predict the full effects of this pandemic on our operations and financial results. Additionally, we face uncertainty from the collateral effects of sanctions and other actions taken against Russia as a result of the Russian conflict with Ukraine. While our direct business with customers in Russia is not material, the macroeconomic effects of sanctions or other actions against Russia now or in the future could negatively affect our business. For example, we have operations, as well as current and potential new customers, in Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results. These effects include increases in the cost of energy and in inflation generally.
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
Security breaches, ransomware and other computer malware, phishing, and cyberattacks have become more prevalent and sophisticated in recent years, making it increasingly difficult to successfully defend against them or implement adequate preventive measures. Furthermore, we currently hold contracts with both U.S. and foreign governments, including the U.S. military, and expect to expand our portfolio of government contracts going forward, which may increase the risk that we will become a target for such attacks. As the risk of attack increases, our costs associated with network security and other aspects of cyber security may also increase. Our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of the data that we or they maintain or otherwise process. In addition, our remediation efforts may not be successful. We also may face difficulty or delay in identifying, remediating, and otherwise responding to cyberattacks and other security breaches and incidents. Furthermore, concerns about our practices or the ultimate use of our products and services with regard to the collection, use, retention, security, or disclosure or other processing of personal information or other matters relating to privacy, data protection or cybersecurity, including with respect to AI, could make us a more attractive target for malicious attacks and increase the resulting damage to our reputation and negative effect on our operating results if a cyberattack or other security breach occurs or is perceived to have occurred.
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
In those countries where we have a tax obligation, we collect and remit value-added tax, or VAT, on sales of “electronically supplied services” provided to European Union and United Kingdom residents. The collection and remittance of VAT subjects us to additional currency fluctuation risks.
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
Risks Related to our Governance and Capital Structure
The announcement and pendency of the Merger Agreement may have an adverse effect on our business results, and a failure to complete the Merger could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger, including approval by our stockholders (not including the Founder Shareholders). These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or may be significantly delayed. In addition, if the Merger is not completed by the date that is 90 days following the effectiveness of the proxy statement filed in connection therewith, either Greater Heights or the Company may choose to terminate the Merger Agreement if the failure to consummate the transactions contemplated by the Merger Agreement is not primarily caused by any failure to fulfill any obligation under the Merger Agreement by the party electing to terminate the Merger Agreement. Furthermore, the consummation of the Merger may be significantly delayed due to various factors, including the receipt of a competing acquisition proposal, regulatory or litigation related to the Merger.
If the Merger is not consummated or is significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected. We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed or is significantly delayed, we would have recognized these expenses without realizing the expected benefits of the Merger.
Additionally, our business may have been and may in the future be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger Agreement, or at all, and our results of operations may be adversely impacted by the costs incurred, and by the diversion of management attention, in connection with the Merger. Moreover, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, could have a material adverse effect on our business, financial condition and results of operations.
While the merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, cash flows, and business.
Uncertainty about the effect of the Merger may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and maintain relationships with third parties pending the consummation of the Merger. Additionally, these uncertainties could cause third parties with whom we deal to seek to change, or fail to extend, existing business relationships with us.
The pursuit of the Merger and preparation for a potential closing thereof may place a burden on our management and internal resources. Significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the closing process could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Merger Agreement restricts us from taking certain actions without Greater Heights’ consent while the Merger is pending. If the Merger is not completed, our inability to take such actions while the Merger is pending could have a material adverse effect on our business, financial condition and results of operations.
Litigation may arise in connection with the merger, which could be costly, prevent consummation of the merger, divert management’s attention and otherwise materially harm our business.
While we believe that any claims that are or may be asserted by purported shareholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from our regular business and, any lawsuit adversely resolved against us or members of our board of directors, could have a material adverse effect on our business, financial condition and results of operations.
One of the conditions to the consummation of the Merger is the absence of any law enacted, issued or promulgated by a governmental authority or any issuance or granting of any decree, ruling injunction or other order (whether temporary, preliminary or permanent) by a governmental authority that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all, which could have the adverse consequences set forth above.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Greater Heights has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Greater Heights. The Merger Agreement provides that the Company must comply with customary non-solicitation restrictions, including certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals. Subject to certain customary “fiduciary out” exceptions, the Company’s board of directors is required to recommend that the Company stockholders adopt the Merger Agreement and to call a meeting of the Company stockholders to vote on a proposal to adopt the Merger Agreement.
The Merger Agreement also allows either the Company or Greater Heights to terminate the Merger Agreement in certain circumstances, including a recommendation change by the Company’s board and a failure to obtain requisite stockholder approval. If the Merger Agreement is terminated under certain circumstances as provided in the Merger Agreement, the Company could be required to pay Greater Heights a termination fee equal to one of (i) $1,043,971, (ii) $521,981.50, or (iii) the lesser of (A) Greater Heights’ fees and expenses incurred in connection with the Merger Agreement and the Merger and (B) $500,000. While both the Company and Greater Heights believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the termination fees that may become payable by the Company to Greater Heights in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

Our Chairman of the Board and Chief Executive Officer beneficially owns 38.5% of our common stock, which gives him significant control over certain major decisions on which our shareholders may vote or which may discourage our acquisition by a third party.
Mr. Glaser beneficially owns 38.5% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:
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
The stock ownership of Mr. Glaser, as well as his unsolicited, non-binding proposal to acquire the Company, may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.
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
Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of the strategic transactions committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent. RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks. These rights and his role as Chairman of the Board of Directors, together with Mr. Glaser’s significant beneficial ownership, create unique potential for concentrated influence of Mr. Glaser over potentially material transactions involving RealNetworks and decisions regarding the future strategy and leadership of RealNetworks. Pursuant to its authority in the articles of incorporation to limit the powers of the committee, the strategic transactions committee resolved to not require its approval of the Merger.
We adopted a shareholder rights plan in December 1998, which was amended and restated in December 2008, amended in April 2016 and February 2018, and again amended and restated in November 2018. The plan provides that shares of our common stock have associated preferred stock purchase rights, the exercise of which would make the acquisition of RealNetworks by a third party more expensive to that party, having the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise. The Company's Board of Directors approved an amendment and supplement to the Rights Plan (the "Rights Amendment") which prevents the approval, execution, delivery or performance of the Merger Agreement, or the consummation of the Merger, from, among other things, being subject to the terms of the Rights Plan. The Rights Amendment further provides that the rights will expire in their entirety immediately prior to the effective time of the Merger without any payment being made in respect thereof.
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

REALNETWORKS, INC.

By:	/s/ Brian McClain
Brian McClain
Title:	Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 12, 2022

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated July 27, 2022, by and among RealNetworks, Inc., Greater Heights, LLC and Great Heights Acquisition LLC(incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed July 28, 2022 (File No. 001-37745)).

4.1
Second Amended and Restated Shareholder Rights Plan, dated as of November 30, 2018, by and between RealNetworks, Inc. and Computershare Inc., including the form of Certificate of Designation, the form of Rights Certificate, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed November 30, 2018 (File No. 001-37745)).

4.2
Amendment No. 1 to the Second Amended and Restated Shareholder Rights Plan, dated as of July 27, 2022, by and between RealNetworks, Inc. and Computershare Inc., as rights agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed July 28, 2022 (File No. 001-37745)).

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Brian McClain, Interim Chief Financial Officer of RealNetworks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Brian McClain, Interim Chief Financial Officer of RealNetworks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)