Form 10-Q
period 2022-09-30
REALNETWORKS INC
filed 2022-11-09
CIK 1046327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
The number of shares of the registrant’s Common Stock outstanding as of October 28, 2022 was 47,700,901.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,156	$27,109
Trade accounts receivable, net of allowances of $306 and $299	8,659	9,556
Deferred costs, current portion	45	49
Investments	—	1,755
Prepaid expenses and other current assets	4,179	3,166
Total current assets	22,039	41,635
Equipment, software, and leasehold improvements, at cost:
Equipment and software	22,086	29,464
Leasehold improvements	1,678	2,750
Total equipment, software, and leasehold improvements	23,764	32,214
Less accumulated depreciation and amortization	22,700	30,744
Net equipment, software, and leasehold improvements	1,064	1,470
Operating lease assets	3,092	3,992
Restricted cash equivalents	1,500	1,630
Other assets	2,680	2,878
Deferred tax assets, net	517	727
Goodwill	16,116	16,976
Total assets	$47,008	$69,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,951	$2,578
Accrued and other current liabilities	11,637	13,286
Deferred revenue, current portion	2,245	2,614
Total current liabilities	15,833	18,478
Deferred revenue, non-current portion	60	183
Deferred tax liabilities, net	995	1,132
Long-term lease liabilities	1,703	2,300
Other long-term liabilities	10	1,142
Total liabilities	18,601	23,235
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.001 par value:
Series A: authorized 200 shares, no shares issued and outstanding	—	—
Series B: authorized 8,100 shares; issued and outstanding 8,065 shares in 2022 and 2021	8	8
Undesignated series: authorized 51,700 shares	—	—
Common stock, $0.001 par value, authorized 250,000 shares; issued and outstanding 47,699 shares in 2022 and 47,257 shares in 2021	48	47
Additional paid-in capital	679,894	678,381
Accumulated other comprehensive loss	(63,671)	(61,520)
Accumulated deficit	(587,872)	(570,843)
Total equity	28,407	46,073
Total liabilities and equity	$47,008	$69,308
.
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$11,708	$14,332	$36,840	$44,781
Cost of revenue	2,787	3,119	8,228	10,370
Gross profit	8,921	11,213	28,612	34,411
Operating expenses:
Research and development	4,870	5,250	16,000	17,818
Sales and marketing	4,726	7,177	13,810	17,573
General and administrative	6,020	4,228	14,918	13,502
Fair value adjustments to contingent consideration liability	—	—	—	(1,040)
Restructuring and other charges	118	1,017	573	4,906
Total operating expenses	15,734	17,672	45,301	52,759
Operating loss	(6,813)	(6,459)	(16,689)	(18,348)
Other income (expenses):
Interest expense	(3)	(27)	(47)	(146)
Interest income	7	7	21	27
Loss on equity and other investments, net	(207)	(1,229)	(806)	(6,070)
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	2,897
Other income, net	364	46	651	2,066
Total other income (expenses), net	161	(1,203)	(181)	(1,226)
Loss before income taxes	(6,652)	(7,662)	(16,870)	(19,574)
Income tax expense	16	6	159	133
Net loss including noncontrolling interests	(6,668)	(7,668)	(17,029)	(19,707)
Net loss attributable to noncontrolling interests	—	—	—	(244)
Net loss attributable to RealNetworks	$(6,668)	$(7,668)	$(17,029)	$(19,463)

Net loss per share attributable to RealNetworks- Basic	$(0.14)	$(0.16)	$(0.36)	$(0.45)
Net loss per share attributable to RealNetworks- Diluted	$(0.14)	$(0.16)	$(0.36)	$(0.45)
Shares used to compute basic net loss per share	47,506	47,055	47,367	43,312
Shares used to compute diluted net loss per share	47,506	47,055	47,367	43,312

Comprehensive loss:
Foreign currency translation adjustments	(983)	(297)	(2,151)	(727)
Total other comprehensive loss	(983)	(297)	(2,151)	(727)
Net loss including noncontrolling interests	(6,668)	(7,668)	(17,029)	(19,707)
Comprehensive loss including noncontrolling interests	(7,651)	(7,965)	(19,180)	(20,434)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(244)
Comprehensive loss attributable to RealNetworks	$(7,651)	$(7,965)	$(19,180)	$(20,190)
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,029)	$(19,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	600
Stock-based compensation	1,789	3,789
Deferred income taxes, net	93	—
Loss on equity and other investments, net	806	6,070
Foreign currency gain	(624)	(62)
Fair value adjustments to contingent consideration liability	—	(1,040)
Loss on impairment of operating lease assets	—	2,461
Gain on deconsolidation of subsidiary	—	(1,961)
Gain on forgiveness of Paycheck Protection Program loan	—	(2,897)
Net change in certain operating assets and liabilities:
Trade accounts receivable	657	(353)
Prepaid expenses, operating lease and other assets	1,078	1,442
Accounts payable	(536)	(501)
Accrued, lease and other liabilities	(3,127)	743
Net cash used in operating activities	(16,363)	(11,416)
Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(211)	(280)
Deconsolidation of subsidiary	—	(836)
Other	(595)	—
Net cash used in investing activities	(806)	(1,116)
Cash flows from financing activities:
Proceeds from issuance of common stock (stock options)	—	534
Proceeds from equity offering, net of costs	—	20,114
Tax payments from shares withheld upon vesting of restricted stock	(102)	(186)
Payment of contingent consideration liability	—	(2,500)
Net cash provided by (used in) financing activities	(102)	17,962
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(812)	(380)
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,083)	5,050
Cash, cash equivalents and restricted cash, beginning of period	28,739	25,570
Cash, cash equivalents and restricted cash, end of period	$10,656	$30,620
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2021	8,065	$8	38,424	$38	$655,606	$(60,641)	$(548,862)	$46,149	$(262)	$45,887
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	229	—	358	—	—	358	—	358
Stock-based compensation	—	—	—	—	836	—	—	836	—	836
Foreign currency translation adjustments	—	—	—	—	—	(536)	—	(536)	—	(536)
Net loss	—	—	—	—	—	—	(10,448)	(10,448)	(106)	(10,554)
Balances, March 31, 2021	8,065	$8	38,653	$38	$656,800	$(61,177)	$(559,310)	$36,359	$(368)	$35,991
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	95	1	58	—	—	59	—	59
Issuance of common stock from equity offering, net of costs	—	—	8,250	8	20,106	—	—	20,114	—	20,114
Stock-based compensation	—	—	—	—	435	—	—	435	—	435
Foreign currency translation adjustments	—	—	—	—	—	106	—	106	—	106
Deconsolidation of subsidiary	—	—	—	—	99	—	—	99	506	605
Net loss	—	—	—	—	—	—	(1,347)	(1,347)	(138)	(1,485)
Balances, June 30, 2021	8,065	$8	46,998	$47	$677,498	$(61,071)	$(560,657)	$55,825	$—	$55,825
Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	117	—	(68)	—	—	(68)	—	(68)
Stock-based compensation	—	—	—	—	518	—	—	518	—	518
Foreign currency translation adjustments			—	—	—	(297)	—	(297)	—	(297)
Net loss			—	—	—	—	(7,668)	(7,668)	—	(7,668)
Balances, September 30, 2021	8,065	8	47,115	47	677,948	(61,368)	(568,325)	48,310	—	48,310

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2022	8,065	$8	47,257	$47	$678,381	$(61,520)	$(570,843)	$46,073	$—	$46,073
Common stock issued for exercise of stock options and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	67	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—	—	—	—	(232)	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(5,225)	(5,225)	—	(5,225)
Balances, March 31, 2022	8,065	$8	47,324	$47	$678,884	$(61,752)	$(576,068)	$41,119	$—	$41,119
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	18	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	367	—	—	367	—	367
Foreign currency translation adjustments	—	—	—	—	—	(936)	—	(936)	—	(936)
Net loss	—	—	—	—	—	—	(5,136)	(5,136)	—	(5,136)
Balances, June 30, 2022	8,065	$8	47,342	$47	$679,247	$(62,688)	$(581,204)	$35,410	$—	$35,410
Common stock issued for exercise of stock options, and vesting of restricted shares, net of tax payments from shares withheld upon vesting of restricted stock	—	—	357	1	(80)	—	—	(79)	—	(79)
Stock-based compensation	—	—	—	—	727	—	—	727	—	727
Foreign currency translation adjustments			—	—		(983)	—	(983)	—	(983)
Net loss			—	—	—	—	(6,668)	(6,668)	—	(6,668)
Balances, September 30, 2022	8,065	$8	47,699	$48	$679,894	$(63,671)	$(587,872)	$28,407	$—	$28,407

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2022 and 2021

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
Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a more than 50% voting interest. Intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interests represent third-party ownership in the equity of Scener Inc. ("Scener"), which was deconsolidated on June 30, 2021, and are reflected separately in the Company's financial statements. See Note 12. Related Party Transactions for additional details.
The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
On July 27, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Robert Glaser, the Company's Chairman and Chief Executive Officer, Greater Heights LLC, a Washington limited liability company ("Greater Heights"), an entity controlled by Mr. Glaser, and Greater Heights Acquisition LLC, a Washington limited liability company and wholly owned subsidiary of Greater Heights ("Merger Sub"). Mr. Glaser and his affiliates currently beneficially own 38.5% of the Company’s outstanding common stock. See Note 13. Merger Agreement for more information.
Liquidity and Going Concern. The Company continues to incur operating losses, including net operating losses of $6.8 million and $16.7 million for the three and nine months ended September 30, 2022, respectively. The Company had an accumulated deficit of $587.9 million and $570.8 million as of September 30, 2022 and December 31, 2021, respectively. Our unrestricted cash and cash equivalents balance was $9.2 million as of September 30, 2022, which includes approximately $5.4 million of cash held by our foreign subsidiaries outside the U.S. We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities. Moreover, our operating forecast is partly dependent on factors that are outside of our control, including the ongoing effects of the coronavirus pandemic and related impacts on global commerce and financial markets. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the date of this filing. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We intend to use our existing unrestricted cash balances and draw on the current availability on our Revolver (as defined below) in the near future. However, these sources of funds may not be sufficient to meet our short-term working capital needs. We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
Risks and Uncertainties. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Moreover, similar to other companies, we have taken steps to support the health and well-being of our employees, customers, partners and communities, which include working remotely and learning to operate our businesses in a fundamentally different way.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "10-K").

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
In June 2016, the FASB issued new guidance amending existing guidance for the accounting of credit losses on financial instruments. Under the new guidance, the valuation allowance for credit losses is expected to be incurred over the financial asset’s contractual term. We reviewed the new credit loss standard and determined that it applies to our accounts receivable, which are typically of short duration and for which we have not historically experienced significant credit losses. This guidance is effective for us in fiscal years beginning after December 15, 2022 with any cumulative effect of adoption recorded as an adjustment to retained earnings. Although we are continuing to evaluate the effect of this new guidance on RealNetworks, we do not currently expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

Note 3.	Revenue Recognition
We generate all of our revenue through contracts with customers. Revenue is either recognized over time as the service is provided, or at a point in time when the product is transferred to the customer, depending on the contract type. Our performance obligations typically have an original duration of one year or less.
Disaggregation of Revenue
The following table presents our disaggregated revenue by source and segment (in thousands):

	Quarter Ended September 30, 2022			Nine Months Ended September 30, 2022
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$248	$2,005	$—	$2,628	$4,415	$—
Subscription Services	682	3,221	2,052	2,134	10,908	6,387
Product Sales	280	—	2,090	587	—	6,453
Advertising and Other	205	—	925	676	—	2,652
Total	$1,415	$5,226	$5,067	$6,025	$15,323	$15,492

	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Business Line
Software License	$1,506	$1,459	$—	$4,222	$4,781	$—
Subscription Services	779	4,313	2,361	2,390	13,327	7,320
Product Sales	270	—	2,612	1,038	—	8,605
Advertising and Other	208	—	824	483	—	2,615
Total	$2,763	$5,772	$5,797	$8,133	$18,108	$18,540
The following table presents our disaggregated revenue by sales channel (in thousands):

	Quarter Ended September 30, 2022			Nine Months Ended September 30, 2022
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$453	$5,167	$1,191	$3,304	$15,128	$3,199
Direct to Consumer	962	59	3,876	2,721	195	12,293
Total	$1,415	$5,226	$5,067	$6,025	$15,323	$15,492

	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
	Consumer Media	Mobile Services	Games	Consumer Media	Mobile Services	Games
Sales Channel
Business to Business	$1,714	$5,689	$947	$4,705	$17,845	$2,985
Direct to Consumer	1,049	83	4,850	3,428	263	15,555
Total	$2,763	$5,772	$5,797	$8,133	$18,108	$18,540
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to our customers. We record accounts receivable when the right to consideration becomes unconditional, except for the passage of time. For certain contracts, payment schedules may exceed one year; for those contracts we recognize a long-term receivable. As of September 30, 2022 and December 31, 2021, our balance of long-term accounts receivable was $0.2 million and $0.2 million, respectively, and is included in other long-term assets on our condensed consolidated balance sheets. The increase in this balance from December 31, 2021 to September 30, 2022 is primarily due to the timing of expected cash receipts. During the quarter and nine months ended September 30, 2022, we recorded no impairments to our contract assets.

We record deferred revenue when cash payments are received in advance of our completion of the underlying performance obligation. As of September 30, 2022 and December 31, 2021, we had a deferred revenue balance of $2.3 million and $2.8 million, respectively, primarily due to deferred revenue associated with monthly subscriptions.
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
For certain of our contracts, we recognize revenues using the sales- and usage-based exception as defined in the licensing guidance of Topic 606. For these contracts, we typically receive reporting of actual usage a quarter in arrears, and as such, we are required to estimate the current quarter's usage. To make these estimates, we utilize historical reporting information, as well as industry trends and interim reporting to quantify total quarterly usage. As actual usage information is received, we record a true-up in the following quarter to reflect any variance from our estimate. In the nine months ended September 30, 2022 and 2021, we did not record any material true-ups to our consolidated financial statements.
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
Total stock-based compensation expense recognized in our unaudited condensed consolidated statements of operations and comprehensive loss includes amounts related to stock options and restricted stock and was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation expense	$727	$2,518	$1,789	$3,789
The fair value of RealNetworks options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.30%	0.58%	2.45%	0.56%
Expected life (years)	4.0	3.9	4.0	3.9
Volatility	85%	71%	85%	71%
The total stock-based compensation amounts for 2022 and 2021 disclosed above are recorded in their respective line items within operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Included in the expense for the three and nine months ended September 30, 2021 was $2.0 million of stock-based compensation, resulting from certain equity award modifications that are being cash settled. At September 30, 2022, $1.3 million of this amount remains to be paid and is included in other current liabilities within our unaudited condensed consolidated balance sheets. Also included in the expense for the nine months ended September 30, 2021 was stock compensation recorded for 2020 incentive bonuses paid in fully vested restricted stock units, which were authorized and granted during the first quarter of 2021.
As of September 30, 2022, there was $1.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years.

Note 5.	Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets that have been measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs utilized to determine fair value (in thousands):

	Fair Value Measurements as of				Amortized Cost as of
	September 30, 2022				September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,156	$—	$—	$9,156	$9,156
Restricted cash equivalents	1,500	—	—	1,500	1,500
Total assets	$10,656	$—	$—	$10,656	$10,656

	Fair Value Measurements as of				Amortized Cost as of
	December 31, 2021				December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27,109	$—	$—	$27,109	$27,109
Investments	—	—	1,755	1,755	N/A
Restricted cash equivalents	1,630	—	—	1,630	1,630
Total assets	$28,739	$—	$1,755	$30,494	N/A
Restricted cash equivalents as of September 30, 2022 and December 31, 2021 relate to maintaining a minimum balance of unrestricted cash at the bank. See Note 7. Debt for additional details.
Investments as of December 31, 2021 were comprised of Napster Group PLC ordinary shares received as a portion of the consideration from the disposition of our stake in Rhapsody International Inc. (doing business as Napster), which closed on December 30, 2020. The fair value of these equity securities was calculated using the closing price of the shares as of December 31, 2021. In the first quarter of 2022 these shares were acquired by a third party and we recorded the consideration expected to be received within Prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2022. In the second quarter of 2022, we received cash proceeds of $1.4 million, with the remaining $0.4 million expected to be received included within Prepaid expenses and other current assets on our condensed consolidated balance sheet as of September 30, 2022.

Items Measured at Fair Value on a Non-recurring Basis
Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis, using Level 3 inputs. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Other than those discussed in Note 8. Restructuring and Other Charges, during the nine months ended September 30, 2022 and 2021, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6.	Accrued and other current liabilities
Accrued and other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Royalties and other fulfillment costs	$596	$1,189
Employee compensation, commissions and benefits	4,698	5,761
Sales, VAT and other taxes payable	997	1,056
Operating lease liabilities	1,654	2,113
Other	3,692	3,167
Total accrued and other current liabilities	$11,637	$13,286

Note 7.	Debt
In February 2021, we entered into an amendment to our existing Loan and Security Agreement (Loan Agreement) with a third-party financial institution. Under the terms of the amended Loan Agreement, the bank extended a revolving line of credit (Revolver) whereby the borrowing base is comprised of eligible accounts receivable and direct to consumer deposits. Borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. Advances bear interest at a rate equal to one-half of one percentage point (0.5%) above the greater of the prime rate or 3.25%. The Loan Agreement contains customary covenants, including financial covenants, minimum EBITDA levels to be updated annually, and maintaining a minimum balance of $1.5 million unrestricted cash at the bank. Effective August 1, 2022, the Revolver was extended to August 1, 2024.
We paid and capitalized $0.6 million of financing fees to enter into the Revolver in August 2019, and the financing fees which were amortized over the original term of the credit agreement, which ended on August 1, 2022.

Note 8.	Restructuring and Other Charges
Restructuring and other charges in 2022 and 2021 consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts, which primarily relate to lease impairment and severance costs due to workforce reductions.
Restructuring charges are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Costs incurred and charged to expense for the nine months ended September 30, 2022	$562	$11	$573
Costs incurred and charged to expense for the nine months ended September 30, 2021	$1,992	$2,914	$4,906
During the nine months ended September 30, 2021, we recorded $2.5 million of lease impairment charges for an office space previously vacated.
Changes to the accrued restructuring liability (which is included in Accrued and other current liabilities) are as follows (in thousands):

	Employee Separation Costs	Asset Related and Other Costs	Total
Accrued liability at December 31, 2021	$316	$1,475	$1,791
Costs incurred and charged to expense for the nine months ended September 30, 2022, excluding noncash charges	562	—	562
Cash payments	(662)	(1,050)	(1,712)
Accrued liability at September 30, 2022	$216	$425	$641

Note 9.	Loss Per Share
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to RealNetworks	$(6,668)	$(7,668)	$(17,029)	$(19,463)

Weighted average common shares outstanding used to compute basic EPS	47,506	47,055	47,367	43,312
Dilutive effect of stock based awards and Series B Preferred Stock	—	—	—	—
Weighted average common shares outstanding used to compute diluted EPS	47,506	47,055	47,367	43,312

Net loss per share attributable to RealNetworks- Basic	$(0.14)	$(0.16)	$(0.36)	$(0.45)
Net loss per share attributable to RealNetworks- Diluted	$(0.14)	$(0.16)	$(0.36)	$(0.45)
During the quarter and nine months ended September 30, 2022, 7.9 million and 8.2 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect. During the quarter and nine months ended September 30, 2021, 4.9 million and 4.2 million shares of common stock, respectively, of potentially issuable shares from common stock awards were excluded from the calculation of diluted EPS because of their antidilutive effect.
During the quarters and nine months ended September 30, 2022 and 2021, the 8.1 million shares of Series B Preferred Stock outstanding were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 10.	Commitments and Contingencies
We have been in the past and could become in the future subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks, and other intellectual property rights, and related to the pending Merger. Such claims, even if not meritorious, could force us to expend significant financial and managerial resources. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.
On April 6, 2020, RealNetworks Asia Pacific Co., Ltd. received notice of a civil lawsuit filed by Korean Music Copyright Association (KOMCA) in Seoul Central District Court seeking damages of $2.6 million. Also named as a defendant in the lawsuit is Kakao M Corp (formerly known as LOEN Entertainment Corp.), one of the largest media publishing companies in Korea, which operates the Melon music platform. The claim is for a late payment penalty under a music licensing contract, pursuant to which, from 2004 to 2017, RealNetworks licensed music for its services to LOEN for its Melon platform. The current lawsuit relates solely to the late payment of music licensing fees under the contract; the underlying music licensing fees were paid by Kakao M to KOMCA in a separate settlement prior to KOMCA’s filing of this lawsuit. While we believe we have meritorious defenses to this lawsuit and are vigorously defending against it, litigation is inherently uncertain and we cannot currently predict the ultimate outcome of this matter. We have a liability accrued related to this matter as of September 30, 2022, at the low end of the range of outcomes, for an immaterial amount. Because of the uncertainty of this matter, it is reasonably possible that the estimated amount of the liability recorded will change in the near term.

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

Segment results for the quarters and nine months ended September 30, 2022 and 2021 (in thousands):

Consumer Media	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,415	$2,763	$6,025	$8,133
Cost of revenue	374	418	1,194	1,393
Gross profit	1,041	2,345	4,831	6,740
Operating expenses	1,371	1,495	4,240	6,028
Operating income	$(330)	$850	$591	$712

Mobile Services	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5,226	$5,772	$15,323	$18,108
Cost of revenue	1,116	1,282	3,126	4,291
Gross profit	4,110	4,490	12,197	13,817
Operating expenses	5,950	5,890	19,126	18,367
Operating loss	$(1,840)	$(1,400)	$(6,929)	$(4,550)

Games	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5,067	$5,797	$15,492	$18,540
Cost of revenue	1,288	1,414	3,883	4,671
Gross profit	3,779	4,383	11,609	13,869
Operating expenses	3,648	4,844	11,473	14,791
Operating income (loss)	$131	$(461)	$136	$(922)

Corporate	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$9	$5	$25	$15
Operating expenses	4,765	5,443	10,462	13,573
Operating loss	$(4,774)	$(5,448)	$(10,487)	$(13,588)

Our customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries (Rest of the World). Revenue by geographic region (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$7,004	$9,227	$23,428	$28,368
Europe	1,993	2,155	6,034	6,746
Rest of the World	2,711	2,950	7,378	9,667
Total net revenue	$11,708	$14,332	$36,840	$44,781
Long-lived assets (consisting of equipment, software, leasehold improvements, operating lease assets, and goodwill) by geographic region (in thousands) are as follows:

	September 30, 2022	December 31, 2021
United States	$13,407	$14,402
Europe	5,930	6,682
Rest of the World	935	1,354
Total long-lived assets	$20,272	$22,438

Note 12.	Related Party Transactions
As of September 30, 2022, we owned approximately 48% of the issued and outstanding stock of Scener and account for our investment using the equity method of accounting. The Scener platform enables users to watch shows and movies socially from any major streaming platform. We deconsolidated Scener effective June 30, 2021 after RealNetworks no longer had a controlling interest in Scener. We recorded our share of losses of Scener, net of dilution gains and losses, of $0.2 million and $0.8 million for the quarter and nine months ended September 30, 2022. These amounts are recorded in Loss on equity and other investments, net, on the condensed consolidated statement of operations. In the second quarter of 2022, RealNetworks invested $0.6 million of cash into Scener in exchange for additional preferred stock. Our investment in Scener as of September 30, 2022 was $1.9 million and was included in Other assets on the condensed consolidated balance sheet. Since its inception, Scener has continued to record operating losses.

Note 13.	Merger Agreement
Merger Agreement
On July 27, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Robert Glaser, the Company's Chairman and Chief Executive Officer, Greater Heights LLC, a Washington limited liability company ("Greater Heights"), an entity controlled by Mr. Glaser, and Greater Heights Acquisition LLC, a Washington limited liability company and wholly owned subsidiary of Greater Heights ("Merger Sub"). Mr. Glaser and his affiliates currently beneficially own 38.5% of the Company’s outstanding common stock.
In accordance with the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity as a wholly owned subsidiary of Greater Heights (the "Merger"). At the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding as of immediately prior to such effective time of the Merger, other than shares held by Robert Glaser and certain of his affiliates (the "Founder Shareholders") and any dissenting shares of the Company’s Common Stock (which, for the avoidance of doubt, will be cancelled and retired without any consideration therefor), will be cancelled and retired and converted into the right to receive cash in an amount equal to $0.73, without interest and subject to any applicable withholding taxes.
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
The Company and Greater Heights may mutually agree to terminate the Merger Agreement. Additionally, the Merger Agreement contains other termination rights exercisable by the Company and Greater Heights. If the Merger Agreement is terminated under certain circumstances, the Company could be required to pay Greater Heights a termination fee equal to one of (i) $1,043,971, (ii) the lessor of (A) $521,985.50 or (B) Greater Heights' fees and expenses incurred in connection with the Merger Agreement and the Merger, or (iii) the lesser of (A) Greater Heights’ fees and expenses incurred in connection with the Merger Agreement and the Merger and (B) $500,000, depending on the circumstances of the termination.
We anticipate the Merger to close in the fourth quarter of 2022, subject to, among other things, the satisfaction (or waiver) of the conditions set forth above.
Rights Plan
The Company’s Board of Directors originally adopted the Second Amended and Restated Shareholder Rights Plan (the "Rights Plan") to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15 percent or more of the shares of our common stock without the approval of the Company’s Board of Directors. As a result, the overall effect of the Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Company’s Board of Directors. However, neither the Rights Plan nor the Rights will interfere with the Merger because on July 27, 2022, in connection with the Merger Agreement, the Company's Board of Directors approved an amendment to the Rights Plan to exempt the Merger ("Amendment No. 1").

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
Pending Merger
On July 27, 2022, the Company entered into the Merger Agreement with Greater Heights and Merger Sub. Mr. Glaser and his affiliates currently beneficially own 38.5% of the Company’s outstanding common stock. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of conditions set forth therein and in accordance with applicable law, the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger and as a wholly owned subsidiary of Greater Heights. At the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding as of immediately prior to such effective time of the Merger, other than shares held by the Founder Shareholders and any dissenting shares of the Company’s Common Stock (which, for the avoidance of doubt, will be cancelled and retired without any consideration therefor), will be cancelled and retired and converted into the right to receive cash in an amount equal to $0.73, without interest and subject to any applicable withholding taxes (subject to certain terms and conditions set forth in the Merger Agreement).

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders. The transaction is expected to close during the fourth quarter of 2022.
For a summary of the proposed merger, see Note 13. Merger Agreement to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, our Form 8-K filed with the SEC on July 28, 2022, and our definitive proxy statement in connection with the solicitation of proxies to approve the Merger filed with the SEC on November 7, 2022.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. As the virus spread throughout the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus have caused significant turmoil to the global economy and financial markets. Similar to other companies, from the onset of the pandemic, we implemented measures to support the health and well-being of our employees, customers, partners and communities, including working remotely and operating our business in a fundamentally different way. We reevaluated our operating plans, causing some significant pivots in our growth initiatives, while also reducing costs and reallocating resources.
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
Financial Results
As of September 30, 2022, we had $9.2 million in unrestricted cash and cash equivalents, compared to $27.1 million as of December 31, 2021. The 2022 decrease in cash and cash equivalents compared to the prior year end amount was primarily due to our ongoing cash used in operating activities, which totaled $16.4 million for the first nine months of 2022.
Condensed consolidated results were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenue	$11,708	$14,332	$(2,624)	(18)%	$36,840	$44,781	$(7,941)	(18)%
Cost of revenue	2,787	3,119	(332)	(11)%	8,228	10,370	(2,142)	(21)%
Gross profit	8,921	11,213	(2,292)	(20)%	28,612	34,411	(5,799)	(17)%
Gross margin	76%	78%			78%	77%
Operating expenses	15,734	17,672	(1,938)	(11)%	45,301	52,759	(7,458)	(14)%
Operating loss	$(6,813)	$(6,459)	$(354)	(5)%	$(16,689)	$(18,348)	$1,659	9%
In the third quarter of 2022, our total consolidated revenue decreased $2.6 million as compared with the prior-year period. The decrease was due to lower revenues in our Consumer Media, Games, and Mobile Services segments of $1.3 million, $0.7 million, and $0.5 million, respectively. See below for further information regarding fluctuations by segment.
Cost of revenue decreased by $0.3 million for the quarter ended September 30, 2022 as compared with the prior-year period, due to decreases in our Mobile Services and Games segments of $0.2 million and $0.1 million, respectively.
Operating expenses decreased by $1.9 million in the quarter ended September 30, 2022 as compared with the prior-year period. The decrease was primarily due to lower salaries and other people-related costs of $2.2 million, lower restructuring charges of $0.9 million, and lower marketing fees of $0.6 million. The decreases were partially offset by higher professional fees of $1.9 million. The higher professional service fees in the quarter ended September 30, 2022 were primarily due to the Company's engagement of legal and financial advisors who assisted the special committee of our Board of Directors in evaluating Mr. Glaser's acquisition proposal and the pending Merger. We expect to incur additional significant expenses in connection with the completion of the pending Merger.
For the nine months ended September 30, 2022, our total consolidated revenue decreased $7.9 million as compared with the year-earlier period. The decrease was due to lower revenues in our Games, Mobile Services, and Consumer Media segments of $3.0 million, $2.8 million and $2.1 million, respectively.

Cost of revenue decreased by $2.1 million for the nine months ended September 30, 2022 as compared with the year-earlier period, due to decreases in our Mobile Services, Games and Consumer Media segments of $1.2 million, $0.8 million, and $0.2 million respectively.
Operating expenses decreased by $7.5 million in the nine months ended September 30, 2022 as compared with the year-earlier period. The decrease was due primarily to lower restructuring charges of $4.3 million, lower salaries and other people-related costs of $4.6 million, and lower marketing expenses of $1.5 million. These decreases were partially offset by the $1.0 million benefit in the nine months ended September 30, 2021 related to the fair value adjustment of the contingent consideration liability that was settled in the second quarter of 2021. The decreases were also offset by higher professional fees of $2.1 million. The higher professional service fees in the nine months ended September 30, 2022 were primarily due to Mr. Glaser's acquisition proposal and the pending Merger.

Segment Operating Results
Consumer Media
Consumer Media segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$1,415	$2,763	$(1,348)	(49)%	$6,025	$8,133	$(2,108)	(26)%
Cost of revenue	374	418	(44)	(11)%	1,194	1,393	(199)	(14)%
Gross profit	1,041	2,345	(1,304)	(56)%	4,831	6,740	(1,909)	(28)%
Gross margin	74%	85%			80%	83%
Operating expenses	1,371	1,495	(124)	(8)%	4,240	6,028	(1,788)	(30)%
Operating income (loss)	$(330)	$850	$(1,180)	NM	$591	$712	$(121)	(17)%
Total Consumer Media revenue for the quarter ended September 30, 2022 decreased $1.3 million as compared to the same quarter in 2021. The decrease was due to lower software license revenues.
Software License
In the quarter ended September 30, 2022, the decrease in software license revenue of $1.3 million was primarily due to timing of contract renewals and shipments to existing customers.
Subscription Services
For our subscription services revenues, the $0.1 million decrease was primarily due to declines in our legacy subscription products, which we expect to continue.
Operating expenses for the quarter ended September 30, 2022 decreased $0.1 million as compared with the prior-year period, primarily due to lower marketing expenses.
Total Consumer Media revenue for the nine months ended September 30, 2022 decreased $2.1 million as compared to the same period in 2021. The decrease was due to lower software license revenues, lower subscription service revenues, and lower product sales.
Software License
For the nine months ended September 30, 2022, the decrease in software license revenue of $1.6 million was due primarily to the timing of contract renewals and shipments to existing customers.
Subscription Services
For our subscription services revenue, the $0.3 million decrease was primarily due to declines in our legacy subscription products, which we expect to continue.
Product Sales
The decrease in product sales of $0.5 million was primarily due to lower RealPlayer Plus sales during the first nine months of 2022.
Cost of revenue for the nine months ended September 30, 2022 decreased $0.2 million compared with the year-earlier period. This was primarily due to reductions in people expenses due to lower headcount.
Operating expenses for the nine months ended September 30, 2022 decreased $1.8 million as compared with the year-earlier period, primarily due to Scener costs incurred in the prior-year period. Scener was deconsolidated from RealNetworks, Inc. as of June 30, 2021.

Mobile Services
Mobile Services segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$5,226	$5,772	$(546)	(9)%	$15,323	$18,108	$(2,785)	(15)%
Cost of revenue	1,116	1,282	(166)	(13)%	3,126	4,291	(1,165)	(27)%
Gross profit	4,110	4,490	(380)	(8)%	12,197	13,817	(1,620)	(12)%
Gross margin	79%	78%			80%	76%
Operating expenses	5,950	5,890	60	1%	19,126	18,367	759	4%
Operating loss	$(1,840)	$(1,400)	$(440)	(31)%	$(6,929)	$(4,550)	$(2,379)	(52)%
Total Mobile Services revenue decreased by $0.5 million in the quarter ended September 30, 2022 compared with the prior-year period. The revenue decrease was primarily due to lower subscription services revenues of $1.1 million offset in part by higher software license revenues of $0.5 million.
Software License
For our software license revenue, the increase in revenue for the quarter ended September 30, 2022 as compared to the prior-year period was due to higher sales of our SAFR product of $0.6 million.
Subscription Services
The decline in our subscription service revenue of $1.1 million in the quarter ended September 30, 2022 as compared to the prior-year period was primarily due to lower revenues from our intercarrier messaging service of $0.8 million and our ring back tones business of $0.4 million, offset in part by higher revenues from our KONTXT messaging platform business of $0.1 million.
Cost of revenue decreased by $0.2 million in the quarter ended September 30, 2022 compared with the prior-year period, primarily due to reductions in salaries and other people-related costs due to lower headcount.
Operating expenses increased by $0.1 million for the quarter ended September 30, 2022 compared with the prior-year period primarily due to our AI-based growth initiatives.
Total Mobile Services revenue decreased by $2.8 million in the nine months ended September 30, 2022 compared with the prior-year period. The revenue decrease was due to lower subscription services revenues of $2.4 million, and lower software license revenues of $0.4 million.
Software License
For our software license revenue, the decrease in revenue for the nine months ended September 30, 2022 as compared to the prior-year period was due primarily to lower sales of our legacy RealTimes platform of $0.2 million.
Subscription Services
The decline in our subscription service revenue of $2.4 million in the nine months ended September 30, 2022 as compared to the prior-year period was due primarily to lower revenues from our ringback tones business of $1.2 million and ICM messaging platform business of $1.4 million, offset in part by higher revenues from our KONTXT messaging platform business of $0.4 million.
Cost of revenue decreased by $1.2 million in the nine months ended September 30, 2022 compared with the prior-year period, due primarily to reductions in salaries and other people-related costs due to lower headcount.
Operating expenses increased $0.8 million for the nine months ended September 30, 2022 compared with the year-earlier period primarily due to our AI-based growth initiatives.

Games
Games segment results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$5,067	$5,797	$(730)	(13)%	$15,492	$18,540	$(3,048)	(16)%
Cost of revenue	1,288	1,414	(126)	(9)%	3,883	4,671	(788)	(17)%
Gross profit	3,779	4,383	(604)	(14)%	11,609	13,869	(2,260)	(16)%
Gross margin	75%	76%			75%	75%
Operating expenses	3,648	4,844	(1,196)	(25)%	11,473	14,791	(3,318)	(22)%
Operating income (loss)	$131	$(461)	$592	128%	$136	$(922)	$1,058	NM
Total Games revenue decreased by $0.7 million for the quarter ended September 30, 2022 as compared with the prior-year period primarily due to a decrease of $0.5 million in product sales revenue, and lower subscription service revenue of $0.3 million.
Subscription Services
Our subscription sales decreased $0.3 million as a result of fewer subscribers in the third quarter of 2022.
Product Sales
Our product sales decreased $0.5 million primarily as a result of lower in-game purchases compared to the prior-year period.
Cost of revenue decreased $0.1 million in the quarter ended September 30, 2022 when compared to the prior-year period due to lower app store fees.
Operating expenses decreased $1.2 million in the quarter ended September 30, 2022 when compared with the prior-year period primarily due to lower marketing expenses of $0.5 million, lower people-related costs of $0.4 million and lower professional fees of $0.1 million.
Total Games revenue decreased by $3.0 million for the nine months ended September 30, 2022 as compared with the prior-year period primarily due to a decrease of $2.2 million in product sales revenue, and lower subscription service revenue of $0.9 million.
Subscription Services
Our subscription sales decreased $0.9 million as a result of fewer subscribers during the nine months ended September 30, 2022 compared to the prior year period.
Product Sales
Our product sales decreased $2.2 million primarily as a result of lower in-game purchases for the nine months ended September 30, 2022 compared to the prior-year period.
Cost of revenue decreased $0.8 million in the nine months ended September 30, 2022 when compared to the prior year period due to lower app store fees.
Operating expenses decreased $3.3 million in the nine months ended September 30, 2022 when compared with the prior-year period due primarily to lower marketing expenses of $1.5 million, lower people-related costs of $1.4 million and lower professional service fees of $0.5 million.
Corporate
Corporate results of operations were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$9	$5	$4	80%	$25	$15	$10	67%
Operating expenses	4,765	5,443	(678)	(12)%	10,462	13,573	(3,111)	(23)%
Operating loss	$(4,774)	$(5,448)	$674	12%	$(10,487)	$(13,588)	$3,101	23%
Operating expenses decreased by $0.7 million in the quarter ended September 30, 2022 compared with the prior-year period, due to lower salaries and other people-related costs of $1.9 million and lower restructuring costs of $0.9 million, offset in part by higher professional service fees of $2.3 million. The higher professional service fees were primarily due to Mr. Glaser's acquisition proposal and the pending Merger.
Operating expenses decreased by $3.1 million for the nine months ended September 30, 2022 compared with the year-earlier period, primarily due to lower restructuring costs of $4.3 million and salaries and benefits of $2.5 million. These decreases were partially offset by the $1.0 million benefit in the nine months ended September 30, 2021 related to the fair value adjustment of the contingent consideration liability, which was settled in the second quarter of 2021. The decreases were also offset by higher professional service fees of $3.1 million, primarily due to Mr. Glaser's acquisition proposal and the pending Merger.
Consolidated Operating Expenses
Our operating expenses consist primarily of salaries and related personnel costs including stock-based compensation, consulting fees associated with product development, sales commissions, professional service fees, advertising costs, changes in the fair value of the contingent consideration liability, and restructuring charges. Operating expenses were as follows (in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$4,870	$5,250	$(380)	(7)%	$16,000	$17,818	$(1,818)	(10)%
Sales and marketing	4,726	7,177	(2,451)	(34)%	13,810	17,573	(3,763)	(21)%
General and administrative	6,020	4,228	1,792	42%	14,918	13,502	1,416	10%
Fair value adjustments to contingent consideration liability	—	—	—	NM	—	(1,040)	1,040	(100)%
Restructuring and other charges	118	1,017	(899)	(88)%	573	4,906	(4,333)	(88)%
Total consolidated operating expenses	$15,734	$17,672	$(1,938)	(11)%	$45,301	$52,759	$(7,458)	(14)%
Research and development expenses decreased by $0.4 million in the quarter ended September 30, 2022 as compared with the prior-year period, primarily due to lower salaries and other people-related costs.
Research and development expenses decreased $1.8 million for the nine months ended September 30, 2022 as compared with the year-earlier period, primarily due to a reduction in salaries and other people related costs.
Sales and marketing expenses decreased by $2.5 million in the quarter ended September 30, 2022 as compared with the prior-year period, due to a reduction in salaries and other people related costs of $1.5 million, lower marketing expense of $0.6 million and lower professional service fees of $0.3 million.
Sales and marketing expenses decreased $3.8 million for the nine months ended September 30, 2022 as compared with the year-earlier period, primarily due to lower marketing expenses of $1.5 million, a reduction in salaries and other people related costs of $1.4 million, and a $0.9 million decrease in professional service fees.
General and administrative expenses increased by $1.8 million in the quarter ended September 30, 2022 as compared with the prior-year period, primarily due to higher professional service fees of $2.2 million, primarily related to Mr. Glaser's acquisition proposal and the pending Merger. This increase was offset in part by lower salaries and other people-related costs of $0.4 million.
General and administrative expenses increased by $1.4 million for the nine months ended September 30, 2022 as compared with the year-earlier period, primarily due to higher professional service fees of $3.0 million, primarily related to Mr. Glaser's acquisition proposal and the pending Merger, partially offset by lower people-related costs of $1.4 million.
The fair value adjustment to the contingent consideration liability was a $1.0 million benefit in the nine months ended September 30, 2021. This liability was settled in the second quarter of 2021.
Restructuring and other charges consist of costs associated with the ongoing reorganization of our business operations and expense re-alignment efforts. For additional details on these charges, see Note 8. Restructuring and Other Charges.

Other Income (Expense)
Other income (expense), net was as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Interest expense	$(3)	$(27)	$24	$(47)	$(146)	$99
Interest income	7	7	—	21	27	(6)
Loss on equity and other investments, net	(207)	(1,229)	1,022	(806)	(6,070)	5,264
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	—	2,897	(2,897)
Other income, net	364	46	318	651	2,066	(1,415)
Total other income (expense), net	$161	$(1,203)	$1,364	$(181)	$(1,226)	$1,045
For the quarter and nine months ended September 30, 2022, the Loss on equity and other investments, net, was $0.2 million and $0.8 million, respectively. These amounts are related to Scener as further discussed in Note 12. Related Party Transactions. The $1.2 million and $6.1 million Loss on equity and other investments, net, for the quarter and nine months ended September 30, 2021, respectively, primarily reflects unrealized losses on equity securities for the shares acquired from the sale of Napster in December 2020. These shares were acquired by a third-party in the first quarter of 2022.
On June 30, 2021, we deconsolidated Scener, previously a consolidated subsidiary of RealNetworks, and recognized a non-cash gain of $2.0 million within Other income, net on the condensed consolidated statement of operations. The remaining fluctuations in Other income, net primarily relates to foreign exchange gains and losses.

Income Taxes
We recognized income tax expense of $0.0 million for the quarters ended September 30, 2022 and 2021, related to U.S. and foreign income taxes. For the nine months ended September 30, 2022 and 2021, income tax expense was $0.2 million and $0.1 million, respectively.
As of September 30, 2022, RealNetworks has $0.7 million in uncertain tax positions.
The majority of our tax expense is due to income in our foreign jurisdictions. In addition, we have not benefited from losses in the U.S. and certain foreign jurisdictions as of the third quarter of 2022. We generate income in a number of foreign jurisdictions, some of which have higher or lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is less than anticipated in countries with lower statutory tax rates and more than anticipated in countries with higher statutory tax rates. For the quarter and nine months ended September 30, 2022, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate were offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. The effect of differences in foreign tax rates on the Company's tax expense for the quarter ended September 30, 2022 was minimal.
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
Liquidity and Capital Resources
The following summarizes working capital, excluding cash and cash equivalents, cash and cash equivalents, and restricted cash equivalents (in thousands):

	September 30, 2022	December 31, 2021
Working capital, excluding cash and cash equivalents	$(2,950)	$(3,952)
Cash and cash equivalents	9,156	27,109
Restricted cash equivalents	1,500	1,630
Cash and cash equivalents decreased from December 31, 2021 primarily due to cash used in operating activities, which totaled $16.4 million in the first nine months of 2022.

As of September 30, 2022, approximately $5.4 million of the $9.2 million of cash and cash equivalents was held by our foreign subsidiaries outside the U.S.
The following summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(16,363)	$(11,416)
Cash used in investing activities	(806)	(1,116)
Cash provided by (used in) financing activities	(102)	17,962
Cash used in operating activities was $4.9 million higher in the nine months ended September 30, 2022 as compared to the same period in 2021, due primarily to a higher amount of incremental cash used to fund the net change in working capital.
Cash used by investing activities for the nine months ended September 30, 2022 included fixed asset purchases of $0.2 million. Also, for the nine months ended September 30, 2022, cash used by investing activities included an investment of $0.6 million into Scener in exchange for additional preferred stock. Since its inception, Scener has continued to record operating losses. See Note 12. Related Party Transactions for additional information about Scener.
Cash used by investing activities for the nine months ended September 30, 2021 consisted of fixed asset purchases of $0.3 million. Also, for the nine months ended September 30, 2021, cash used by investing activities included the impact of the deconsolidation of Scener.
Cash used in financing activities for the nine months ended September 30, 2022 was insignificant. Cash provided by financing activities for the nine months ended September 30, 2021 was $18.0 million. This cash inflow was due to the net proceeds from the April 2021 equity offering of $20.1 million and $0.4 million issuance of common stock related to exercising of stock options, net of tax payments for shares withheld upon vesting of restricted stock, partially offset by the $2.5 million cash payment for settlement of the contingent consideration liability.
Two customers accounted for more than 10% of trade accounts receivable as of September 30, 2022, with the customers accounting for 19% and 10% each. One customer accounted for more than 10% of trade accounts receivable at December 31, 2021, with the customer accounting for 23% of trade accounts receivable. Two customers accounted for 28% of consolidated revenue, or $10.2 million, during the nine months ended September 30, 2022. Two customers accounted for 30% of consolidated revenue, or $13.5 million, during the nine months ended September 30, 2021.
While we currently have no planned significant capital expenditures for the remainder of 2022 other than those in the ordinary course of business, we do have contractual commitments for future payments related to office leases.
We expect to incur additional professional fees in connection with the pending Merger. Additionally, if the Merger Agreement is terminated under certain specified circumstances, we may be required to pay termination fees as discussed in Note 13. Merger Agreement.
RealNetworks is a party to a Loan Agreement with a third-party financial institution for a revolving line of credit, as discussed in Note 7. Debt. Under the Loan Agreement, as amended, borrowings may not exceed $6.5 million and are reduced by a $0.4 million standby letter of credit entered into with the bank in connection with certain lease agreements. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. Effective August 1, 2022, the Revolver was extended to August 1, 2024. Based on the amount of eligible accounts receivable and direct to consumer deposits, the amount available for borrowing as of September 30, 2022 was $3.7 million. At September 30, 2022, we had no outstanding draws on the Revolver.
We have evaluated our current liquidity position in light of our history of declining revenue and operating losses as well as our near-term expectations of net negative cash flows from operating activities, which includes our ongoing expenses related to the pending Merger. Our operating forecast is subject to inherent risks and uncertainties and is partly dependent on factors that are outside of our control, including the ongoing effects of the coronavirus pandemic and related impacts on global commerce and financial markets. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months of the date of this filing.
We intend to use our existing unrestricted cash balances and draw on the current availability of our Revolver in the near future. However, these sources of funds may not be sufficient to meet our short-term working capital needs. We have active plans to mitigate these conditions. Specifically, we plan to reduce negative cash flow through operating expense reductions. In addition, we are evaluating various strategic opportunities, which may include selling certain businesses or product lines, soliciting external investment into certain of our businesses, or seeking other strategic partnerships. Our plans are subject to inherent risks and uncertainties. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.
For our anticipated cash needs for working capital and capital expenditures within and beyond the next 12 months, we may seek to raise additional funds through public or private equity financing, or through other sources such as our existing credit facility. Such sources of funding may or may not be available to us on commercially reasonable terms. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
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
A hypothetical 10% increase or decrease in those currencies relative to the U.S. dollar as of September 30, 2022 would not result in a material impact on our financial position, results of operations or cash flows.
Item 4.   Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
See Note 10. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q. See also the risk factor entitled “Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business” in Part II, Item 1A of this Form 10-Q.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. As the virus spread throughout 2020, across the U.S. and the world, authorities implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations, and shutdowns. In addition to the pandemic's widespread impact on public health and global society, reactions to the pandemic as well as measures taken to contain the virus initially caused significant turmoil to the global economy and financial markets. To address the public health and safety concerns, we took steps to support the health and well-being of our employees, customers, partners and communities, including working remotely and learning to operate our businesses in a fundamentally different way.
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
In recent years, we have developed new products and technologies, and funded initiatives, intended to create growth in our businesses, while simultaneously taking steps to reduce costs and increase profitability. These growth initiatives have impacted all segments of our organization, requiring us to allocate limited resources among our diverse business units. Our financial sustainability is largely dependent on the success of our growth initiatives, and there are many risks to that success, some of which are internal to our company, including our ability to develop and monetize our products and services, and some of which are externally driven and outside of our control, such as the potential impact of macroeconomic pressures, including high inflation rates and supply chain interruptions, and global pandemics. In addition, progress with our growth initiatives was and may continue to be negatively impacted by various reactions to COVID-19, such as travel restrictions, community lockdowns, tightening of corporate budgets, reduction in consumer confidence, and instability in financial markets. We cannot predict the duration or severity of these reactions or impacts to our business and, if prolonged, our cash reserves may prove insufficient, requiring us to pursue additional debt or other funding sources.
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
In August 2019, RealNetworks and Napster entered into the Loan Agreement with a third-party financial institution. Following the December 2020 sale of Napster to MelodyVR Group PLC, the Loan Agreement was amended to remove Napster as a co-borrower and, among other modifications, to reduce the amount available under the revolving line of credit to a maximum of $6.5 million. The Loan Agreement, as amended, contains customary covenants, including financial covenants, minimum EBITDA levels, and maintaining a minimum unrestricted cash balance. We have not had a debt facility in our recent past, therefore the entry into this facility introduced new risks to the company, including the risk that constraints around covenants may lead to less flexibility in operational decision making, the risk of default and various implications thereof, and the potential increase in liabilities on our balance sheet in the event that we draw down the line of credit. The borrowing base for the Revolver is comprised of eligible accounts receivable and direct to consumer deposits. Based on the amount of eligible accounts receivable and direct to consumer deposits at September 30, 2022, the amount available for borrowing was $3.7 million. At September 30, 2022, we had no outstanding draws on the Revolver. The Revolver, which was set to mature on August 1, 2022, was extended until August 1, 2024. The assignment of the Loan Agreement to Merger Sub, the surviving entity under the terms of the Merger Agreement, upon the closing of the Merger requires the consent of the lender; however, there is no guarantee that our lender will consent to such assignment, or otherwise waive any event of default under the Loan Agreement due to the change in control of the Company upon the closing of the Merger.

In April 2020, following an assessment of eligibility and upon approval by our Board of Directors, RealNetworks issued a promissory note in the principal amount of $2.9 million pursuant to the Paycheck Protection Program, or PPP, of the CARES Act. RealNetworks applied for forgiveness of its PPP loan in January 2021, and received notice that the PPP loan was forgiven in June 2021.
The inability to obtain additional debt, whether through draws on the revolving line of credit or through a new debt facility, or the need to raise funds through other means, could negatively impact our liquidity and ability to invest in our growth initiatives. Moreover, we could be compelled to consider funding that would impact our governance structure. Our pursuit of debt or other sources of liquidity could impair our financial results and stock price.
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
Further, because our common stock is listed on The Nasdaq Capital Market, we must meet Nasdaq's continued listing requirements, in particular, financial requirements that include maintaining a minimum bid price of at least $1.00. On February 18, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Global Select Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period from January 4, 2022 through February 15, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. We had a compliance period of 180 calendar days ending August 17, 2022 in which to regain compliance. On August 16, 2022 the Company applied to transfer its securities from The Nasdaq Global Select Market to The Nasdaq Capital Market and requested a second 180-day period to regain compliance with the minimum bid price requirement. On August 30, 2022, the Company received a second letter from the Listing Qualifications Department approving the Company’s application to list its common stock on The Nasdaq Capital Market and advising that the Company had been granted an additional 180 calendar days, or until February 13, 2023, to regain compliance. In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days prior to February 13, 2023.

The second letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq during the second 180-day compliance period. In the event that, prior to February 13, 2023, the Merger does not close and our shares are not delisted from the Nasdaq in connection with the Merger, our Board of Directors is considering the implementation of various measures intended to support compliance. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the second 180-day period.
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
Any impairment to our goodwill, definite-lived, and right-of-use operating lease and equity method assets could result in a material charge to our earnings.
In accordance with GAAP, we test goodwill for possible impairment on an annual basis or more frequently in the event of certain indications of possible impairment. We review definite-lived and operating lease assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We review equity method investments for impairment whenever events or changes in circumstances indicate a decline in fair value below carrying value is other-than-temporary. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, changes in our operating plans and forecasts, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors. If we were to determine that an impairment had occurred, we would be required to record an impairment charge, which could have a material negative, and unanticipated, impact on our financial results.

Changes in the value of our investment in Scener could adversely affect our financial condition and results of operations.

As of September 30, 2022, we hold a $1.9 million investment in Scener. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of our Scener investment. Our Scener investment is accounted for under the equity method and if we determine that this investment has experienced a decline in value, we will be required to record an impairment charge which could have a material negative, and unanticipated, impact on our financial results. See the risk factor “Any impairment to our goodwill, definite-lived, and right-of-use operating lease and equity method assets could result in a material charge to our earnings” for further discussion on risks related to impairment testing. Additionally, this business is subject to laws, regulations, market conditions and other risks inherent in its operations. We do not control the day-to-day operations of this investment; however, how Scener is managed could impact our results of operations. Since its inception, Scener has continued to record operating losses and will require outside funding in order to meet its anticipated cash needs in the immediate future. Scener is an early stage company that has been focusing on growth rather than revenue. In recent months, companies in this stage have become disfavored by many investors. Considering the change in market conditions, there is a significant risk that Scener will find it difficult to continue to raise growth capital and will need to seek strategic alternatives. RealNetworks has no legal obligation to provide further funding or other financial support to Scener. If Scener is unable to obtain funding, monetize their operations, or find successful strategic alternatives, it could adversely affect our financial condition and results of operations.
Additionally, our investment in Scener is non-marketable. Since there is no active market for the exchange of our Scener stock, our ability to liquidate this investment will likely be dependent on a liquidity event. Valuations of privately-held companies are inherently complex and uncertain due to the lack of readily available market data for such securities. As such, we may not be able to achieve a return on our investment in a timely manner, if at all. Any of these factors could adversely impact our results of operations and the value of our investment.
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
Our unrestricted cash and cash equivalents balance at September 30, 2022 was $9.2 million, $5.4 million of which was held by our foreign subsidiaries, and our operating loss for the nine months ended September 30, 2022 was $16.7 million. Due to our history of declining revenue and operating losses, as well as our near-term expectations of net negative cash flows from operating activities, including the COVID-19 pandemic and the impacts to global financial markets, management has concluded that substantial doubt is deemed to exist about the company’s ability to continue as a going concern through the next 12 months. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to improve cash flow by implementing some combination of the following: reduce operating expenses; improve working capital; sell businesses, product lines or assets; effectuate strategic alliances; repatriate cash, which may trigger significant taxes and may not otherwise be accomplished efficiently; or obtain outside investment. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price, inhibit our ability to obtain outside investment or strategic alliances.
Difficulty recruiting and retaining key personnel could significantly impair our operations or jeopardize our ability to meet our growth objectives.
Our success depends substantially on the contributions and abilities of certain key personnel, and we cannot provide assurance that we will be able to retain them in the near term or recruit them in the future. In 2020 and 2022, we experienced a significant level of executive turnover, as we have experienced in the past and could experience in the future, which could impact our ability to retain key personnel. Also, qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is extremely intense, and we may incur significant costs to attract or retain them. Changes in immigration or other policies in the U.S. or other jurisdictions that make it more difficult to hire and retain key talent, or to assign individuals to any of our locations as needed to meet business needs, could adversely affect our ability to attract key talent or deploy individuals as needed, and thereby adversely affect our business and financial results. Further, the increased availability of work-from-home arrangements by other organizations in the competing environment primarily driven by the COVID-19 pandemic, repeated restructuring of our businesses and related cost-reduction efforts, as well as declines and volatility in our stock price, may cause instability in our workforce that will make it more difficult to retain and recruit key personnel. Given these factors, there can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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
Risks Related to our Governance and Capital Structure
The July 27, 2022 announcement and pendency of the Merger Agreement may have an adverse effect on our business results, and a failure to complete the Merger could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
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
As of the date of this Quarterly Report on Form 10-Q, three complaints have been filed in United States District Court for the Southern District of New York relating to the Merger, captioned Kohler v. RealNetworks, Inc., et al., 1:22-cv-08377 (filed September 30, 2022); Anderson v. RealNetworks, Inc., et al., 1:22-cv-08422 (filed October 3, 2022); and Stein v. RealNetworks, Inc., et al., 1:22-cv-08440 (filed October 4, 2022). These three complaints are referred to as the “Merger Actions.” The Merger Actions, which name as defendants RealNetworks, Inc. and the members of our Board of Directors, allege that the Company’s preliminary proxy statement on Schedule 14A (filed by us with the SEC on September 19, 2022 (the “Preliminary Proxy Statement”)) is materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The Kohler action also alleges that the Merger is unfair because our directors and certain members of our senior management will receive merger consideration for their stock equity, stock options, and restricted stock units, and because certain members of our senior management will receive severance packages should their employment be terminated under certain circumstances. The Merger Actions seek corrective disclosures, an injunction of the Merger, recission or rescissory damages (if the Merger is consummated), damages, and attorneys’ fees and costs. Similar complaints could be filed.
The Company has also received demand letters from purported shareholders of the Company alleging that the Preliminary Proxy Statement contains disclosure deficiencies and/or incomplete information in connection with the Merger.
We believe that the allegations contained in the Merger Actions and demand letters are without merit. However, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from our regular business and, any lawsuit adversely resolved against us or members of our Board of Directors, could have a material adverse effect on our business, financial condition and results of operations.
One of the conditions to the consummation of the Merger is the absence of any law enacted, issued or promulgated by a governmental authority or any issuance or granting of any decree, ruling injunction or other order (whether temporary, preliminary or permanent) by a governmental authority that has the effect of making illegal, enjoining or otherwise prohibiting the consummation of the Merger. Consequently, if a plaintiff secures a court order of injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise enjoining prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all, which could have the adverse consequences set forth above.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Greater Heights has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Greater Heights. The Merger Agreement provides that the Company must comply with customary non-solicitation restrictions, including certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals. Subject to certain customary “fiduciary out” exceptions, the Company’s Board of Directors is required to recommend that the Company shareholders adopt the Merger Agreement and to call a meeting of the Company shareholders to vote on a proposal to approve the Merger and adopt the Merger Agreement.
The Merger Agreement also allows either the Company or Greater Heights to terminate the Merger Agreement in certain circumstances, including a recommendation change by the Company’s board and a failure to obtain requisite shareholder approval. If the Merger Agreement is terminated under certain circumstances as provided in the Merger Agreement, the Company could be required to pay Greater Heights a termination fee equal to one of (i) $1,043,971, (ii) the lesser of (A) $521,981.50 or (B) Greater Heights' fees and expenses incurred in connection with the Merger Agreement and the Merger, or (iii) the lesser of (A) Greater Heights’ fees and expenses incurred in connection with the Merger Agreement and the Merger and (B) $500,000, depending on the circumstances of the termination. While both the Company and Greater Heights believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the termination fees that may become payable by the Company to Greater Heights in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

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
Furthermore, on February 10, 2020, we entered into a Series B Preferred Stock Purchase Agreement with Mr. Glaser pursuant to which Mr. Glaser invested approximately $10.0 million in RealNetworks in exchange for the issuance to him of approximately 8 million shares of our Series B Preferred Stock, par value $0.001 per share. The rights, preferences, limitations, and powers of the Series B Preferred Stock are set forth in and governed by the designation of rights and preferences of Series B Preferred Stock filed with the Secretary of State of the State of Washington. Those rights, preferences, limitations, and powers include the right to proportional adjustment and the right to any dividends or distributions declared with regard to our common stock, but the Series B Preferred Stock has no voting or consent rights, has no liquidation preference, has no preferred dividend, and has limitations on transferability. Each share of Series B Preferred Stock is convertible into one share of our common stock, however no conversion is permitted in the event that it would cause Mr. Glaser’s beneficial ownership of our common stock to exceed the 38.5% threshold set forth in our shareholder rights plan dated November 30, 2018, as amended.
The stock ownership of Mr. Glaser, as well as his potential acquisition of the Company, may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.
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
We adopted a shareholder rights plan in December 1998, which was amended and restated in December 2008, amended in April 2016 and February 2018, again amended and restated in November 2018, and further amended in July 2022. The plan provides that shares of our common stock have associated preferred stock purchase rights, the exercise of which would make the acquisition of RealNetworks by a third party more expensive to that party, having the effect of discouraging third parties from acquiring RealNetworks without the approval of our Board of Directors, which has the power to redeem these rights and prevent their exercise. The Company's Board of Directors approved an amendment and supplement to the Rights Plan (the "Rights Amendment") which prevents the approval, execution, delivery or performance of the Merger Agreement, or the consummation of the Merger, from, among other things, being subject to the terms of the Rights Plan. The Rights Amendment further provides that the rights will expire in their entirety immediately prior to the effective time of the Merger without any payment being made in respect thereof.
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

Dated: November 9, 2022

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

10.1*
Default Waiver and Seventh Amendment to Loan and Security Agreement, effective August 1, 2022, by and among Western Alliance Bank, RealNetworks Digital Music of California, Inc., and RealNetworks, Inc.

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

99.1
Voting and Support Agreement, dated as of July 27, 2022, by and among RealNetworks, Inc., Greater Heights LLC and each person identified on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed July 28, 2022 (File No. 001-37745)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith